Form 10QSB
period 1999-03-31
ALPHATRADE COM
filed 1999-07-21
CIK 1076462

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended March 31, 1999
                           --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                        Commission File No. 0-25631
                                            -------

                             ALPHATRADE.COM
                             --------------
              (Name of Small Business Issuer in its Charter)

         NEVADA                                             Applied For
         ------                                             -----------
(State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)

                       Suite 400, 1111 West Georgia Street
                    Vancouver, British Columbia, Canada V6E 4M3
                    -------------------------------------------
                      (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (604) 681-7503

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes       No  X
               ---      ---                  ---      ---


               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes____        No ___

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                July 21, 1999

                          Common - 11,205,350 shares

                    DOCUMENTS INCORPORATED BY REFERENCE

                              NONE.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Consolidated Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Consolidated Financial Statements fairly present the financial condition of the Company.

ALPHATRADE.COM
(Formerly Honor One Corporation)
(A Development Stage Company)
Balance Sheets

ASSETS

                                                 March 31,    December 31,
                                                  1999           1998
                                                (Unaudited)
CURRENT ASSETS

 Cash                                            $        -     $       -
 Prepaid expenses                                         205           -

  Total Current Assets                                    205           -

FIXED ASSETS

 Computer hardware                                     57,079           -
 Office equipment and software                         11,021           -
 Accumulated depreciation                              (2,077)          -

  Total Fixed Assets                                   66,023           -

OTHER ASSETS

 Technology (Note 6)                                      -             -

  Total Other Assets                                      -             -

  TOTAL ASSETS                                   $     66,228   $       -

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Cash overdraft                                  $     14,037   $       -
 Accounts payable                                      84,086        11,687
 Accounts payable - related parties                   126,913           -

  Total Current Liabilities                           225,036        11,687

  Total Liabilities                                   225,036        11,687

STOCKHOLDERS' EQUITY (DEFICIT)

 Convertible preferred stock; par
  value $0.001 per share; 10,000,000
  shares authorized, 2,000,000 shares
  issued and outstanding                                2,000           -

 Common stock: $0.001 par value,
  100,000,000 shares authorized;
  11,200,000, and 6,100,000 shares
  issued and outstanding, respectively                 11,200         6,100

 Additional paid-in capital                         1,091,300        46,400
 Common stock subscriptions receivable               (681,571)      (50,000)
 Accumulated deficit                                 (581,737)      (14,187)

  Total Stockholders' Equity (Deficit)               (158,808)      (11,687)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                      $             66,228    $      -

                             ALPHATRADE.COM
                    (Formerly Honor One Corporation)
                     (A Development Stage Company)
                        Statements of Operations
                              (Unaudited)
                                                                   From
                                                               Inception on
                                                                  June 6,
                                   For the Three Months Ended  1995 Through
                                            March 31,            March 31,
                                      1999            1998         1999
REVENUES                             $      -       $     -      $      -

EXPENSES                                567,550           -         581,737

NET LOSS                             $ (567,550)    $     -      $ (581,737)

BASIC LOSS PER SHARE OF COMMON STOCK $    (0.05)    $   (0.00)

FULLY DILUTED LOSS PER SHARE         $    (0.05)    $   (0.00)

                             ALPHATRADE.COM
                      (Formerly Honor One Corporation)
                        (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
             From Inception on June 6, 1995 through January 15, 1999
                              Preferred Stock              Common Stock
                            Shares     Amount            Shares     Amount
Balance at inception on
 June 6, 1995                 -       $     -               -     $     -

Issuance of 6,000,000
 shares of common stock
 for cash at $0.0004 per
 share on June 6, 1995        -             -          6,000,000     6,000

Net loss from inception on
 June 6, 1995 through
 December 31, 1995            -             -                -          -

Balance,
 December 31, 1995            -             -          6,000,000     6,000

Net loss for the year ended
 December 31, 1996            -             -                -          -

Balance,
 December 31, 1996            -             -          6,000,000     6,000

Net loss for the year ended
 December 31, 1997            -             -                -          -

Balance,
 December 31, 1997            -       $     -          6,000,000  $  6,000

Stock issued on
 subscription for services
 at $0.50 per share on
 December 28, 1998            -             -            100,000       100

Net loss for the year ended
 December 31, 1998            -             -                -           -

Balance,
 December 31, 1998            -             -          6,100,000     6,100

Stock issued for technology,
 recorded at predecessor
 cost, January 6, 1999
 (Note 6)                     -             -          4,000,000     4,000

Stock issued for services
 at $0.50 per share on
 January 6, 1999              -             -            100,000       100

Stock issued on
 subscription at $1.00 per
 share, January 8, 1999       -             -          1,000,000     1,000

Balance Forward                -      $     -         11,200,000  $ 11,200

Stock issued to founders
 recorded at $0.001 which
 approximates predecessor
 cost, January 8, 1999      2,000,000    2,000               -        -

Receipt of stock
 subscription, (unaudited)     -            -                -        -

Net loss for the three
 months ended
 March 31, 1999 (unaudited)    -            -                -        -

Balance, March 31, 1999
(unaudited)                 2,000,000  $  2,000        11,200,000  $ 11,200

                             ALPHATRADE.COM
                      (Formerly Honor One Corporation)
                        (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
             From Inception on June 6, 1995 through January 15, 1999
                        Additional
                          Paid-In        Subscriptions        Accumulated
                          Capital         Receivable             Deficit
Balance at inception on
 June 6, 1995           $     -          $     -          $     -

Issuance of 6,000,000
 shares of common stock
 for cash at $0.0004 per
 share on June 6, 1995      (3,500)            -                -

Net loss from inception on
 June 6, 1995 through
 December 31, 1995             -               -                (2,500)

Balance,
 December 31, 1995          (3,500)            -                (2,500)

Net Loss for the year ended
 December 31, 1996             -               -                 -

Balance,
 December 31, 1996          (3,500)            -                (2,500)

Net loss for the year ended
 December 31, 1997             -               -                 -

Balance,
 December 31, 1997          (3,500)            -                (2,500)

Balance,
 December 31,1997           (3,500)            -                (2,500)

Stock issued on
 subscription for services
 at $0.50 per share on
 December 28,1998           49,900          (50,000)              -

Net loss for the year ended
 December 31, 1998             -                -              (11,687)

Balance,
 December 31, 1998          46,400          (50,000)           (14,187)

Stock issued for technology,
 recorded at predecessor
 cost, January 6, 1999
 (Note 6)                  (4,000)              -                 -

Stock issued for services
 at $0.50 per share on
 January 6, 1999            49,900              -                 -

Stock issued on
 subscription at $1.00 per
 share, January 8, 1999    999,000       (1,000,000)              -

Balance forward          1,091,300     $ (1,050,000)          $(14,187)

Stock issued to founders
 recorded at $0.001 which
 approximates predecessor
 cost, January 8, 1999         -            -                    -

Receipt of stock
 subscription (unaudited)      -            368,429              -

Net loss for the three
 months ended
 March 31, 1999                -            -                 (567,550)

Balance, March 31, 1999
(unaudited)             $1,091,300      $  (681,571)         $(581,737)

                        ALPHATRADE.COM
                (Formerly Honor One Corporation)
                 (A Development Stage Company)
                    Statements of Cash Flows
                          (Unaudited)
                                                                From
                                                            Inception on
                                                               June 6,
                               For the Three Months Ended   1995 Through
                                       March 31,              March 31,
                                   1999        1998             1999
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                         $ (567,550)  $     -      $ (581,737)
 Adjustments to reconcile net
  loss to net cash provided
  (used) by operating activities:
  Common stock issued for services    50,000         -          50,000
  Preferred stock issued for services  2,000         -           2,000
  Depreciation expense                 2,077         -           2,077
 Changes in operating assets and liabilities:
  (Increase) decrease in prepaid
   expenses                             (205)        -            (205)
  Increase (decrease) in accounts
   payable                            86,436         -          98,123

  Net Cash Used by Operating
   Activities                       (427,242)        -        (429,742)

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets            (68,100)        -         (68,100)

  Net Cash Used by Investing
   Activities                        (68,100)        -         (68,100)

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from related parties       126,913         -         126,913
 Common stock issued for cash        368,429         -         370,929

  Net Cash Provided by Financing
   Activities                        495,342         -         497,842

NET CHANGE IN CASH                       -           -             -

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                  -           -             -

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                 $      -     $     -        $    -

SUPPLEMENTAL DISCLOSURE
 OF CASH FLOW INFORMATION

 Interest paid                    $      -     $     -        $    -
 Income taxes paid                $      -     $     -        $    -

SCHEDULE OF NON-CASH
 FINANCING ACTIVITIES:

 Common stock issued for services $   50,000   $     -        $ 50,000
 Preferred stock issued for
 services                         $    2,000   $     -        $  2,000

                          ALPHATRADE.COM
                (Formerly Honor One Corporation)
                 (A Development Stage Company)
               Notes to the Financial Statements
              March 31, 1999 and December 31, 1998
[CAPTION]

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       a.  Organization

       AlphaTrade.com was incorporated under the laws of the State of Nevada on June 6, 1995. The Company has been in the development stage since incorporation.

       b.  Accounting Method

       The Company's financial statements are prepared using the accrual method of accounting.

       c.  Cash and Cash Equivalents

       Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

       d.  Basic Loss Per Share

       The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements.

       e.  Provision for Taxes

       At March 31, 1999, the Company had net operating loss carryforwards of approximately $582,000 that may be offset against future taxable income through 2014. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward are offset by a valuation amount of the same amount.

       f.  Additional Accounting Policies

       Additional accounting policies will be established once planned principal operations commence.

       g.  Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       h.  Unaudited Financial Statements

       The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal, recurring nature.

NOTE 2 - CONVERTIBLE PREFERRED STOCK

       The Company has 2,000,000 outstanding shares of convertible Class "A" preferred stock with the following features:

          Each preferred share is convertible into five underlying common shares at a conversion price of $0.05 per common share.
          Each holder of Class "A" preferred shares shall be entitled to five (5) votes (which can be voted prior to conversion) for every preferred share held to vote on any matters brought before the shareholders of the Company.
          The preferred shares are assignable.
          The preferred shares vet immediately to the holder upon issuance and cannot be canceled.

NOTE 3 -  ACCOUNTS PAYABLE - RELATED PARTIES

       The Company owes $126,913 to related parties for accrued salaries and other expenses incurred on the Company's behalf. The accounts payable is non-interest bearing, unsecured and due on demand.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
------------------

          The Company will need to raise additional capital in the next six months to satisfy all of its cash requirements for the marketing of its browser technologies. This will take the form of an equity issue of stock or payments for licensing our technology to various companies. The Company is in negotiations with several companies with respect to the licensing the proprietary technology and expects to complete on some of these agreements during the second and third quarters. While good progress was made during this time on the development of the technology, there are a number of uncertainties facing the Company for the balance of the year. The information technology industry is fiercely competitive and the Company needs to devote its time exclusively to ensuring that the development of our browser technologies is on target with our marketing plans.

Results of Operations.
----------------------

          At March 31, 1999, the Company had $0 in cash and $66,228 in assets and $225,036 in liabilities. The Company had no revenues for the three months ended March 31, 1999 and 1998, with $567,550 and $0 in expenses, for net losses of ($567,550) and $0, respectively.

Liquidity
---------

          The Company reported no revenues for this period and the outlook is for expenses to escalate as the need for capital expenditures, research and development staff continues. It is anticipated that revenues will not be significant until the latter part of 1999 and into the year 2000.

Year 2000.
---------

          Because the Company is not presently engaged in any substantial business operations, management does not believe that computer problems associated with the change of year to the year 2000 will have any material effect on its operations. However, the possibility exists that the Company may merge with or acquire a business that will be negatively affected by the "year 2000" problem. The effect of such problem or the Company in the future can not be predicted with any accuracy until such time as the Company identifies a merger or acquisition target.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          On June 8th, 1999, AlphaTrade.com was named as a defendant in a Complaint filed in the District Court, Clark County, Nevada by WebData Corp. and two of its shareholders. The Complaint alleges that AlphaTrade.com and the other Defendants infringed upon trade secrets and other intellectual property belonging to WebData. The Complaint also alleges that WebData was deprived of certain corporate opportunities. Damages and declaratory relief were requested.

          AlphaTrade believes that the alleged technology described by WebData in its Complaint is either in the public domain or uses rudimentary parsing technology. Thus, AlphaTrade did not deprive WebData of any corporate opportunity. AlphaTrade will vigorously defend this position and the Company does not believe that the WebData lawsuit will have a material effect on business. An 8-K Current Report dated June 16, 1999, was filed by the Company with the Securities and Exchange Commission on June 25, 1999, respecting this proceeding, and is incorporated herein by reference.

Item 2.   Changes in Securities.

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None; not applicable.

Item 5.   Other Information.

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               None.

          (b)  Reports on Form 8-K.

               8-K Current Report dated June 16, 1999, was filed by the Company with the Securities and Exchange Commission on June 25, 1999.


                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ALPHATRADE.COM



Date: 7/21/99                          By/s/Victor D. Cardenas
      -------                          --------------------------------------
                                       Victor D. Cardenas
                                       President and Director



          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       ALPHATRADE.COM



Date: 7/21/99                          By/s/Victor D. Cardenas
     --------                          ------------------------------------
                                       Victor D. Cardenas
                                       President and
                                       Director


Date: 7/21/99                          By/s/J. Michael Pinkney
     --------                          ------------------------------------
                                       J. Michael Pinkney
                                       Secretary/Treasurer and Director


Date: 7/21/99                          By/s/Rafael DeNoyo
     --------                          ------------------------------------
                                       Rafael DeNoyo
                                       Director