Form 10QSB
period 1999-06-30
ALPHATRADE COM
filed 1999-08-16
CIK 1076462

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended June 30, 1999
                           -------------

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

     (1)   Yes  X    No            (2)   Yes  X    No
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

ALPHATRADE.COM
(Formerly Honor One Corporation)
(A Development Stage Company)
Balance Sheets


ASSETS

                                        June 30,                  December 31,
                                          1999                      1998
                                        (Unaudited)

CURRENT ASSETS

  Cash                              $     18,507                $       -
  Prepaid expenses                         6,755                        -

     Total Current Assets                 25,262                        -

FIXED ASSETS

  Computer hardware                       70,045                        -
  Office equipment and software           12,615                        -
  Accumulated depreciation                (6,210)                       -

     Total Fixed Assets                   76,450                        -

OTHER ASSETS

  Technology                                   -                        -

     Total Other Assets                        -                        -

     TOTAL ASSETS                   $    101,712                $

                                ALPHATRADE.COM
                         (Formerly Honor One Corporation)
                           (A Development Stage Company)
                             Balance Sheets (Continued)

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                        June 30,                  December 31,
                                          1999                       1998
                                      (Unaudited)
CURRENT LIABILITIES

  Accounts payable                  $     75,140                $     11,687
  Accounts payable -
   related parties                        59,265                          -


     Total Current Liabilities           134,405                      11,687


     Total Liabilities                   134,405                      11,687


STOCKHOLDERS' EQUITY (DEFICIT)

  Convertible preferred stock; par
   value $0.001 per share; 10,000,000
   shares authorized, 2,000,000 shares
   issued and outstanding                  2,000                         -

  Common stock: $0.001 par value,
   100,000,000 shares authorized;
   11,204,250, and 6,100,000 shares
    issued and outstanding,
    respectively                          11,204                      6,100

  Additional paid-in capital           1,108,296                     46,400

  Common stock subscriptions
    receivable (302,571)                 (50,000)

  Accumulated deficit                   (851,622)                   (14,187)

     Total Stockholders'
      Equity (Deficit)                   (32,693)               (11,687)

TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                 $  101,712                $         -

                                ALPHATRADE.COM
                        (Formerly Honor One Corporation)
                          (A Development Stage Company)
                            Statements of Operations
                                (Unaudited)

                                                                      From
                                                                 Inception on
                            For the               For the            June 6,
                       Six Months Ended     Three Months Ended    1995 Through
                          June 30,              June 30,             June 30,
                       1999    1998          1999   1998              1999
REVENUES               $ 100,000     $  -      $100,000    $   -   $  100,000

EXPENSES                 937,435        -       369,885        -      951,622

NET LOSS               $(837,435)    $  -     $(269,885)   $  -    $ (851,622)

BASIC LOSS PER SHARE
 OF COMMON STOCK       $   (0.07)   $(0.00)    $   (0.05)  $(0.00)

FULLY DILUTED LOSS
 PER SHARE             $   (0.07)   $(0.00)    $   (0.05)  $(0.00)

                                ALPHATRADE.COM
                       (Formerly Honor One Corporation)
                         (A Development Stage Company)
                 Statements of Stockholders' Equity (Deficit)
             From Inception on June 6, 1995 through June 30, 1999

                                   Preferred Stock           Common Stock
                                 Shares      Amount         Shares   Amount
Balance at inception on
 June 6, 1995                       -       $   -            -       $   -
Issuance of 6,000,000
 shares of common stock
 for cash at $0.0004 per
 share on June 6, 1995              -           -        6,000,000       6,000

Net loss from inception on
 June 6, 1995 through
 December 31, 1995                  -           -            -           -

Balance,
 December 31, 1995                  -           -        6,000,000       6,000

Net loss for the year ended
 December 31, 1996                  -           -             -          -

Balance,
 December 31, 1996                  -           -        6,000,000       6,000

Net loss for the year ended
 December 31, 1997                  -           -             -          -

Balance,
 December 31, 1997                  -       $    -        6,000,000  $   6,000

Balance,
 December 31, 1997                  -       $    -        6,000,000  $   6,000

Stock issued on
 subscription for services
 at $0.50 per share on
 December 28, 1998                  -           -           100,000        100

Net loss for the year ended
 December 31, 1998                  -           -             -           -

Balance,
 December 31, 1998                  -           -        6,100,000       6,100

Stock issued for technology,
 recorded at predecessor
 cost, January 6, 1999              -                        -       4,000,000

Stock issued for services
 at $0.50 per share on
 January 6, 1999                    -           -          100,000         100

Stock issued on
 subscription at $1.00 per
 share, January 8, 1999             -           -        1,000,000       1,000

Balance Forward                     -       $     -     11,200,000   $  11,200

Balance Forward                     -       $     -     11,200,000   $  11,200

Stock issued to founders
 recorded at $0.001 which
 approximates predecessor
 cost, January 8, 1999           2,000,000     2,000         -           -

Receipt of stock
 subscription (unaudited)           -            -           -           -

Common stock issued for
 cash (unaudited)                   -            -          4,250            4


Net loss for the six
 months ended
 June 30, 1999
 (unaudited)                          -          -             -          -

Balance,
 June 30, 1999
 (unaudited)                     2,000,000  $   2,000   11,204,250   $  11,204

                        Additional
                          Paid-In         Subscriptions           Accumulated
                         Capital           Receivable              Deficit

Balance at inception on
June 6, 1995           $     -           $     -                $     -

Issuance of 6,000,000
shares of common stock
for cash at $0.0004 per
share on June 6, 1995     (3,500)             -                      -

Net loss from inception on
June 6, 1995 through
December 31, 1995            -                 -                    (2,500)

Balance,
December 31, 1995         (3,500)             -                    (2,500)

Net loss for the year ended
December 31, 1995            -                 -                      -

Balance,
December 31, 1996         (3,500)             -                    (2,500)

Net Loss for the year ended
December 31, 1997            -                 -                      -

Balance,
December 31, 1997         (3,500)       $    -                    (2,500)

Stock issued on
subscription for services
at $0.50 per share on
December 31, 1998         49,900           (50,000)                  -

Net loss for the year ended
December 31, 1998           -                -                   (11,687)

Balance,
December 31, 1998         46,400           (50,000)              (14,187)

Stock issued for technology
recorded at predecessor
cost, January 6, 1999     (4,000)            -                      -

Stock issued for services
at $0.50 per share on
January 6, 1999           49,900             -                      -

Stock issued on
subscription at $1.00 per
share, January 8, 1999   999,000         (1,000,000)                -

Stock issued to founders
recorded at $0.001 which
approximates predecessor
cost, January 8, 1999        -                 -                      -

Receipt of stock
subscription (unaudited)     -               764,429                  -

Common stock issued for
cash (unaudited)          16,996            (17,000)                 -

Net loss for the six
months ended June 30,
1999 (unaudited)             -                  -                (837,435)

Balance,
June 30, 1999
(unaudited)           $1,108,296         $ (302,571)           $(851,622)

                          ALPHATRADE.COM
                 (Formerly Honor One Corporation)
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (unaudited)
                                                                     From
                                                                 Inception on
                                    For the          For the         June 6,
                              Six Months Ended Three Months Ended 1995 Through
                                 June 30,          June 30,          June 30,
                              1999      1998       1999      1998       1999
CASH FLOWS FROM
 OPERATING ACTIVITIES

  Net loss                    $(837,435) $ -     $(269,885) $ -    $(851,622)
  Adjustments to reconcile
   net loss to net cash
   provided (used) by
   operating activities:

    Common stock issued
    for services                 50,000      -        -      -        50,000

    Preferred stock issued
    for services                  2,000      -        -      -         2,000

    Depreciation expense          6,210      -       4,133   -         6,210

  Changes in operating
    assets and liabilities:
     (Increase) decrease
     in prepaid expenses         (6,755)     -      (6,550)  -        (6,755)

   Increase (decrease)
   in accounts payable           63,453      -     (22,983)  -        75,140

  Net Cash Used by
   Operating Activities        (722,527)     -    (295,285)  -      (725,027)

CASH FLOWS FROM INVESTING
 ACTIVITIES

  Purchase of fixed assets      (82,660)     -     (14,560)  -       (82,660)

   Net Cash Used by
    Investing Activities        (82,660)     -     (14,560)  -       (82,660)

CASH FLOWS FROM FINANCING
 ACTIVITIES

  Payments to related
   parties                      (50,648)     -     (50,648)  -       (50,648)

  Proceeds from related
   parties                      126,913      -        -      -       126,913

  Common stock issued
   for cash                     747,429      -     379,000   -       749,929

  Net Cash Provided by
  Financing Activities          823,694      -     328,352   -       826,194

NET CHANGE IN CASH               18,507      -      18,507   -        18,507

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD             -        -         -      -          -

CASH AND CASH
 EQUIVALENTS AT END
 OF PERIOD                    $  18,507  $  -    $  18,507 $ -     $   18,507

SUPPLEMENTAL DISCLOSURE
 OF CASH FLOW INFORMATION

   Interest paid              $     -    $  -    $     -   $ -     $     -
   Income taxes paid          $     -    $  -    $     -   $ -     $     -

SCHEDULE OF NON-CASH
 FINANCING ACTIVITIES:

   Common stock issued
    for services              $ 50,000   $  -    $     -   $ -     $50,000
   Preferred stock issued
    for services              $  2,000   $  -    $     -   $ -     $ 2,000


                                ALPHATRADE.COM
                       (Formerly Honor One Corporation)
                         (A Development Stage Company)
                      Notes to the Financial Statements
                     June 30, 1999 and December 31, 1998


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

            e.  Provision for Taxes

            At June 30, 1999, the Company had net operating loss carryforwards of approximately $852,000 that may be offset against future taxable income through 2014. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward are offset by a valuation amount of the same amount.

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

                                ALPHATRADE.COM
                       (Formerly Honor One Corporation)
                         (A Development Stage Company)
                      Notes to the Financial Statements
                     June 30, 1999 and December 31, 1998

NOTE 1 -    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            (Continued)

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

NOTE 2 -    CONVERTIBLE PREFERRED STOCK

            The Company has 2,000,000 outstanding shares of convertible Class "A" preferred stock with the following features:

            * Each preferred share is convertible into five underlying common shares at a conversion price of $0.05 per common share.
            * Each holder of Class "A" preferred shares shall be entitled to five (5) votes (which can be voted prior to conversion) for every preferred share held to vote on any matters brought before the shareholders of the Company.
            *  The preferred shares are assignable.
            * The preferred shares vet immediately to the holder upon issuance and cannot be canceled.

NOTE 3 -    ACCOUNTS PAYABLE - RELATED PARTIES

            The Company owes $59,265 to related parties for accrued salaries and other expenses incurred on the Company's behalf. The accounts payable is non-interest bearing, unsecured and due on demand.

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

Results of Operations.
----------------------

          At June 30, 1999, the Company had $18,507 in cash and $101,712 in assets and $134,405 in liabilities. The Company had $100,000 in revenues for the three months ended June 30, 1999 and no revenues for the three months ended June 30, 1998, with $369,885 and $0 in expenses, for net losses of ($269,885) and $0, respectively.

Liquidity
---------

          The Company reported $100,000 revenues for this period and the outlook is for expenses to escalate as the need for capital expenditures, research and development staff continues. It is anticipated that revenues will not be significant until the latter part of 1999 and into the year 2000.

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

                                       ALPHATRADE.COM



Date: 8/13/99                          By/s/Victor D. Cardenas
      -------                          --------------------------------------
                                       Victor D. Cardenas
                                       President and Director



          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       ALPHATRADE.COM



Date: 8/13/99                          By/s/Victor D. Cardenas
     --------                          ------------------------------------
                                       Victor D. Cardenas
                                       President and
                                       Director


Date: 8/13/99                          By/s/J. Michael Pinkney
     --------                          ------------------------------------
                                       J. Michael Pinkney
                                       Secretary/Treasurer and Director


Date: 8/13/99                          By/s/Rafael DeNoyo
     --------                          ------------------------------------
                                       Rafael DeNoyo
                                       Director