Form 10QSB/A
period 1999-03-31
ALPHATRADE COM
filed 1999-09-27
CIK 1076462

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB/A

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

STOCKHOLDERS' EQUITY (DEFICIT)

 Convertible preferred stock; par
  value $0.001 per share; 10,000,000
  shares authorized, 2,000,000 shares
  issued and outstanding                                2,000           -

 Common stock: $0.001 par value,
  100,000,000 shares authorized;
  11,200,000, and 6,100,000 shares
  issued and outstanding, respectively                 11,200         6,100

 Additional paid-in capital                         1,091,300        46,400
 Common stock subscriptions receivable               (681,571)      (50,000)
 Accumulated deficit                                 (581,737)      (14,187)

  Total Stockholders' Equity (Deficit)               (158,808)      (11,687)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                      $             66,228    $      -

                             ALPHATRADE.COM
                    (Formerly Honor One Corporation)
                     (A Development Stage Company)
                        Statements of Operations
                              (Unaudited)
                                                                   From
                                                               Inception on
                                                                  June 6,
                                   For the Three Months Ended  1995 Through
                                            March 31,            March 31,
                                      1999            1998         1999
REVENUES                             $      -       $     -      $      -

EXPENSES                                567,550           -         581,737

NET LOSS                             $ (567,550)    $     -      $ (581,737)

BASIC LOSS PER SHARE OF COMMON STOCK $    (0.05)    $   (0.00)

FULLY DILUTED LOSS PER SHARE         $    (0.05)    $   (0.00)

                             ALPHATRADE.COM
                      (Formerly Honor One Corporation)
                        (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
             From Inception on June 6, 1995 through January 15, 1999
                              Preferred Stock              Common Stock
                            Shares     Amount            Shares     Amount
Balance at inception on
 June 6, 1995                 -       $     -               -     $     -

Issuance of 6,000,000
 shares of common stock
 for cash at $0.0004 per
 share on June 6, 1995        -             -          6,000,000     6,000

Net loss from inception on
 June 6, 1995 through
 December 31, 1995            -             -                -          -

Balance,
 December 31, 1995            -             -          6,000,000     6,000

Net loss for the year ended
 December 31, 1996            -             -                -          -

Balance,
 December 31, 1996            -             -          6,000,000     6,000

Net loss for the year ended
 December 31, 1997            -             -                -          -

Balance,
 December 31, 1997            -       $     -          6,000,000  $  6,000

Stock issued on
 subscription for services
 at $0.50 per share on
 December 28, 1998            -             -            100,000       100

Net loss for the year ended
 December 31, 1998            -             -                -           -

Balance,
 December 31, 1998            -             -          6,100,000     6,100

Stock issued for technology,
 recorded at predecessor
 cost, January 6, 1999
 (Note 6)                     -             -          4,000,000     4,000

Stock issued for services
 at $0.50 per share on
 January 6, 1999              -             -            100,000       100

Stock issued on
 subscription at $1.00 per
 share, January 8, 1999       -             -          1,000,000     1,000

Balance Forward                -      $     -         11,200,000  $ 11,200

Stock issued to founders
 recorded at $0.001 which
 approximates predecessor
 cost, January 8, 1999      2,000,000    2,000               -        -

Receipt of stock
 subscription, (unaudited)     -            -                -        -

Net loss for the three
 months ended
 March 31, 1999 (unaudited)    -            -                -        -

Balance, March 31, 1999
(unaudited)                 2,000,000  $  2,000        11,200,000  $ 11,200

                             ALPHATRADE.COM
                      (Formerly Honor One Corporation)
                        (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
             From Inception on June 6, 1995 through January 15, 1999
                        Additional
                          Paid-In        Subscriptions        Accumulated
                          Capital         Receivable             Deficit
Balance at inception on
 June 6, 1995           $     -          $     -          $     -

Issuance of 6,000,000
 shares of common stock
 for cash at $0.0004 per
 share on June 6, 1995      (3,500)            -                -

Net loss from inception on
 June 6, 1995 through
 December 31, 1995             -               -                (2,500)

Balance,
 December 31, 1995          (3,500)            -                (2,500)

Net Loss for the year ended
 December 31, 1996             -               -                 -

Balance,
 December 31, 1996          (3,500)            -                (2,500)

Net loss for the year ended
 December 31, 1997             -               -                 -

Balance,
 December 31, 1997          (3,500)            -                (2,500)

Balance,
 December 31,1997           (3,500)            -                (2,500)

Stock issued on
 subscription for services
 at $0.50 per share on
 December 28,1998           49,900          (50,000)              -

Net loss for the year ended
 December 31, 1998             -                -              (11,687)

Balance,
 December 31, 1998          46,400          (50,000)           (14,187)

Stock issued for technology,
 recorded at predecessor
 cost, January 6, 1999
 (Note 6)                  (4,000)              -                 -

Stock issued for services
 at $0.50 per share on
 January 6, 1999            49,900              -                 -

Stock issued on
 subscription at $1.00 per
 share, January 8, 1999    999,000       (1,000,000)              -

Balance forward          1,091,300     $ (1,050,000)          $(14,187)

Stock issued to founders
 recorded at $0.001 which
 approximates predecessor
 cost, January 8, 1999         -            -                    -

Receipt of stock
 subscription (unaudited)      -            368,429              -

Net loss for the three
 months ended
 March 31, 1999                -            -                 (567,550)

Balance, March 31, 1999
(unaudited)             $1,091,300      $  (681,571)         $(581,737)

                        ALPHATRADE.COM
                (Formerly Honor One Corporation)
                 (A Development Stage Company)
                    Statements of Cash Flows
                          (Unaudited)
                                                                From
                                                            Inception on
                                                               June 6,
                               For the Three Months Ended   1995 Through
                                       March 31,              March 31,
                                   1999        1998             1999
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                         $ (567,550)  $     -      $ (581,737)
 Adjustments to reconcile net
  loss to net cash provided
  (used) by operating activities:
  Common stock issued for services    50,000         -          50,000
  Preferred stock issued for services  2,000         -           2,000
  Depreciation expense                 2,077         -           2,077
 Changes in operating assets and liabilities:
  (Increase) decrease in prepaid
   expenses                             (205)        -            (205)
  Increase (decrease) in accounts
   payable                            86,436         -          98,123
  Increase (decrease) in accounts
   payable-related parties           126,913         -          126,913

  Net Cash Used by Operating
   Activities                       (300,329)        -        (302,829)

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets            (68,100)        -         (68,100)

  Net Cash Used by Investing
   Activities                        (68,100)        -         (68,100)

CASH FLOWS FROM FINANCING ACTIVITIES

 Common stock issued for cash        368,429         -         370,929

  Net Cash Provided by Financing
   Activities                        368,429         -         370,929

NET CHANGE IN CASH                       -           -             -

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                  -           -             -

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                 $      -     $     -        $    -

SUPPLEMENTAL DISCLOSURE
 OF CASH FLOW INFORMATION

 Interest paid                    $      -     $     -        $    -
 Income taxes paid                $      -     $     -        $    -

SCHEDULE OF NON-CASH
 FINANCING ACTIVITIES:

 Common stock issued for services $   50,000   $     -        $ 50,000
 Preferred stock issued for
 services                         $    2,000   $     -        $  2,000

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

                                       ALPHATRADE.COM



Date: 9/24/99                          By/s/Victor D. Cardenas
      -------                          --------------------------------------
                                       Victor D. Cardenas
                                       President and Director



          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       ALPHATRADE.COM



Date: 9/24/99                          By/s/Victor D. Cardenas
     --------                          ------------------------------------
                                       Victor D. Cardenas
                                       President and
                                       Director


Date: 9/24/99                          By/s/J. Michael Pinkney
     --------                          ------------------------------------
                                       J. Michael Pinkney
                                       Secretary/Treasurer and Director