Form 10QSB/A
period 1999-06-30
ALPHATRADE COM
filed 1999-09-27
CIK 1076462

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB/A-1

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


                                ALPHATRADE.COM
                        (Formerly Honor One Corporation)
                          (A Development Stage Company)
                            Statements of Operations
                                (Unaudited)

                                                                      From
                                                                 Inception on
                            For the               For the            June 6,
                       Six Months Ended     Three Months Ended    1995 Through
                          June 30,              June 30,             June 30,
                       1999    1998          1999   1998              1999


REVENUES               $100,000     $  -       $100,000    $  -   $  100,000

EXPENSES               937,435         -       369,885        -      951,622

NET LOSS               $(837,435)   $  -       $(269,885)  $  -   $ (851,622)

BASIC LOSS PER SHARE
 OF COMMON STOCK       $   (0.07)   $(0.00)    $   (0.05)  $(0.00)

FULLY DILUTED LOSS
 PER SHARE             $   (0.07)   $(0.00)    $   (0.05)  $(0.00)


                                ALPHATRADE.COM
                       (Formerly Honor One Corporation)
                         (A Development Stage Company)
                 Statements of Stockholders' Equity (Deficit)
             From Inception on June 6, 1995 through June 30, 1999


                                   Preferred Stock           Common Stock
                                 Shares      Amount         Shares   Amount

Balance at inception on
 June 6, 1995                       -       $   -            -       $   -
Issuance of 6,000,000
 shares of common stock
 for cash at $0.0004 per
 share on June 6, 1995              -           -        6,000,000       6,000

Net loss from inception on
 June 6, 1995 through
 December 31, 1995                  -           -            -           -

Balance,
 December 31, 1995                  -           -        6,000,000       6,000

Net loss for the year ended
 December 31, 1996                  -           -             -          -

Balance,
 December 31, 1996                  -           -        6,000,000       6,000

Net loss for the year ended
 December 31, 1997                  -           -             -          -

Balance,
 December 31, 1997                  -       $    -        6,000,000  $   6,000

Balance,
 December 31, 1997                  -       $    -        6,000,000  $   6,000

Stock issued on
 subscription for services
 at $0.50 per share on
 December 28, 1998                  -           -           100,000        100

Net loss for the year ended
 December 31, 1998                  -           -             -           -

Balance,
 December 31, 1998                  -           -        6,100,000       6,100

Stock issued for technology,
 recorded at predecessor
 cost, January 6, 1999              -           -        4,000,000       4,000

Stock issued for services
 at $0.50 per share on
 January 6, 1999                    -           -          100,000         100

Stock issued on
 subscription at $1.00 per
 share, January 8, 1999             -           -        1,000,000       1,000

Balance Forward                     -       $     -     11,200,000   $  11,200

Balance Forward                     -       $     -     11,200,000   $  11,200

Stock issued to founders
 recorded at $0.001 which
 approximates predecessor
 cost, January 8, 1999           2,000,000     2,000         -           -

Receipt of stock
 subscription (unaudited)           -            -           -           -

Common stock issued for
 cash (unaudited)                   -            -          4,250            4


Net loss for the six
 months ended
 June 30, 1999
 (unaudited)                          -          -             -          -

Balance,
 June 30, 1999
 (unaudited)                     2,000,000  $   2,000   11,204,250   $  11,204

                                  ALPHATRADE.COM
                      (Formerly Honor One Corporation)
                        (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
             From Inception on June 6, 1995 through January 15, 1999
                        Additional
                          Paid-In        Subscriptions        Accumulated
                          Capital         Receivable             Deficit
Balance at inception on
 June 6, 1995           $     -          $     -          $     -

Issuance of 6,000,000
 shares of common stock
 for cash at $0.0004 per
 share on June 6, 1995      (3,500)            -                -

Net loss from inception on
 June 6, 1995 through
 December 31, 1995             -               -                (2,500)

Balance,
 December 31, 1995          (3,500)            -                (2,500)

Net Loss for the year ended
 December 31, 1996             -               -                 -

Balance,
 December 31, 1996          (3,500)            -                (2,500)

Net loss for the year ended
 December 31, 1997             -               -                 -

Balance,
 December 31, 1997          (3,500)            -                (2,500)

Balance,
 December 31,1997           (3,500)            -                (2,500)

Stock issued on
 subscription for services
 at $0.50 per share on
 December 28,1998           49,900          (50,000)              -

Net loss for the year ended
 December 31, 1998             -                -              (11,687)

Balance,
 December 31, 1998          46,400          (50,000)           (14,187)

Stock issued for technology,
 recorded at predecessor
 cost, January 6, 1999
 (Note 6)                  (4,000)              -                 -

Stock issued for services
 at $0.50 per share on
 January 6, 1999            49,900              -                 -

Stock issued on
 subscription at $1.00 per
 share, January 8, 1999    999,000       (1,000,000)              -

Balance forward          1,091,300     $ (1,050,000)          $(14,187)

Stock issued to founders
 recorded at $0.001 which
 approximates predecessor
 cost, January 8, 1999         -            -                    -

Receipt of stock
 subscription (unaudited)      -            764,429              -

Common stock issued for
 cash (unaudited)           16,996          (17,000)             -

Net loss for the six
 months ended
 June 30, 1999                 -            -                 (837,435)

Balance, June 30, 1999
(unaudited)             $1,108,296      $  (302,571)         $(851,622)

                              ALPHATRADE.COM
                     (Formerly Honor One Corporation)
                       (A Development Stage Company)
                         Statements of Cash Flows
                                (unaudited)

                                                                     From
                                                                 Inception on
                                    For the          For the         June 6,
                              Six Months Ended Three Months Ended 1995 Through
                                 June 30,          June 30,          June 30,
                              1999      1998       1999      1998       1999


CASH FLOWS FROM
 OPERATING ACTIVITIES

  Net loss                    $(837,435) $ -     $(269,885) $ -    $(851,622)
  Adjustments to reconcile
   net loss to net cash
   provided (used) by
   operating activities:

    Common stock issued
    for services                 50,000      -        -      -        50,000

    Preferred stock issued
    for services                  2,000      -        -      -         2,000

    Depreciation expense          6,210      -       4,133   -         6,210

  Changes in operating
    assets and liabilities:
     (Increase) decrease
     in prepaid expenses         (6,755)     -      (6,550)  -        (6,755)

   Increase (decrease)
   in accounts payable           63,453      -     (22,983)  -        75,140

   Increase (decrease)
   in accounts payable
   related parties               59,265      -     (67,648)  -        59,265

  Net Cash Used by
   Operating Activities        (663,262)     -    (362,933)  -      (665,762)

CASH FLOWS FROM INVESTING
 ACTIVITIES

  Purchase of fixed assets      (82,660)     -     (14,560)  -       (82,660)

   Net Cash Used by
    Investing Activities        (82,660)     -     (14,560)  -       (82,660)

CASH FLOWS FROM FINANCING
 ACTIVITIES

  Common stock issued for cash  764,429      -     396,000   -       766,929

  Net Cash Provided by
  Financing Activities          764,429      -     396,000   -       766,929

NET CHANGE IN CASH               18,507      -      18,507   -        18,507

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD             -        -         -      -          -

CASH AND CASH
 EQUIVALENTS AT END
 OF PERIOD                    $  18,507  $  -    $  18,507 $ -     $   18,507

                              ALPHATRADE.COM
                     (Formerly Honor One Corporation)
                       (A Development Stage Company)
                         Statements of Cash Flows
                                (unaudited)

                                                                      From
                                                                 Inception on
                                For the          For the          June 6,
                            Six Months Ended  Three Months Ended  1995 Through
                                June 30,         June 30,         June 30,
                            1999   1998       1999   1998           1999

SUPPLEMENTAL DISCLOSURE
 OF CASH FLOW INFORMATION

   Interest paid           $  -    $  -       $  -   $  -           $  -
   Income taxes paid       $  -    $  -       $  -   $  -           $  -

SCHEDULE OF NON-CASH
 FINANCING ACTIVITIES:

   Common stock issued
    for services           $50,000 $  -       $  -   $  -           $50,000
   Preferred stock issued
    for services           $ 2,000 $  -       $  -   $  -           $ 2,000


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

       b.  Accounting Method

       The Company s financial statements are prepared using the accrual method of accounting.

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

NOTE 2 -  CONVERTIBLE PREFERRED STOCK

       The Company has 2,000,000 outstanding shares of convertible Class A preferred stock with the following features:

          Each preferred share is convertible into five underlying common shares at a conversion price of $0.05 per common share.
          Each holder of Class A preferred shares shall be entitled to five (5) votes (which can be voted prior to conversion) for every preferred share held to vote on any matters brought before the shareholders of the Company.
          The preferred shares are assignable.
          The preferred shares vet immediately to the holder upon issuance and cannot be canceled.

NOTE 3 -  ACCOUNTS PAYABLE - RELATED PARTIES

       The Company owes $59,265 to related parties for accrued salaries and other expenses incurred on the Company s behalf. The accounts payable is non-interest bearing, unsecured and due on demand.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
------------------

          The Company will need to raise additional capital in the next six months to satisfy all of its cash requirements for the marketing of its browser technologies. This will take the form of an equity issue of stock or payments for licensing our technology to various companies. The Company is in negotiations with several companies with respect to the licensing the proprietary technology and expects to complete on some of these agreements during the second and third quarters. While good progress was made during this time on the development of the technology, there are a number uncertainties facing the Company for the balance of the year. The information technology industry is fiercely competitive and the Company needs to devote its time exclusively to ensuring that the development of our browser technologies is on target with our marketing plans.

Results of Operations.
----------------------

          At June 30, 1999, the Company had $18,507 in cash and $101,712 in assets and $134,405 in liabilities. The Company had $100,000 in revenues for the quarter ended June 30, 1999, and no revenues for the quarter ended
June 30, 1998, with $369,885 and $0 in expenses, for net losses of ($269,885) and $0, respectively, during these periods. The Company had no operations until the first quarter of 1999.

          Respectively, the following is a break down of the material expenses incurred by the Company in its first two quarters of operation, March 31, 1999 and June 30, 1999:

                              March 31, 1999      June 30, 1999

Administration services            $  4,711            $  13,588
Advertising and Promotion             68,763                   52,564
Bonus                                 50,000                      -0-
Computer Supplies                      2,218                      245
Consulting                           159,470                   53,727
Miscellaneous                          7,791                    5,609
Office Expenses                       21,403                   13,905
Postage and Delivery                   2,266                    2,150
Accounting                             7,012                    4,460
Legal                                 19,457                    1,264
Programming Management               156,581                  189,218
Rent                                   9,926                   10,517
Telephone                              4,614                    8,980
Satellite Fees                    -0-                     8,857
Airfare                               12,220                    5,501
Lodging                               13,202                    6,129
Meals                                  4,242                    2,611
Vehicle Expenses                       5,739                    1,048

Liquidity
---------

          The Company reported $100,000 revenues for this period and the outlook is for expenses to escalate as the need for capital expenditures, research and development staff continues. It is anticipated that revenues will not be significant until the latter part of 1999 and into the year 2000.

          The number of programmers was increased as we went further into product development. Airfare and lodging increased due to the cost of bringing programmers to the job site and housing them while working on the project. Legal fees increased due to the Form 10-SB.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

          None; not applicable.

Item 5.   Other Information.

          The Company has been unable to locate Rafael DeNoyo and is currently arranging for the stockholders to remove Mr. DeNoyo from the Board of Directors and the Company is currently preparing an Information Statement for the shareholders regarding the removal of Mr. DeNoyo.

         Sam Halim, James A. Steiner and Steve Budrys have completed their contacts with the Company. The Company's current technical staff are independent contractors and not employees.

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