Form 10QSB
period 1999-09-30
ALPHATRADE COM
filed 1999-11-12
CIK 1076462

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended September 30, 1999
                           ------------------

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

                              September 30, 1999

                          Common - 11,654,250 shares



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

                                ALPHATRADE.COM
                        (Formerly Honor One Corporation)
                          (A Development Stage Company)

                            FINANCIAL STATEMENTS

                  September 30, 1999 and December 31, 1998

                                ALPHATRADE.COM
                       (Formerly Honor One Corporation)
                        (A Development Stage Company)
                               Balance Sheets
                                    ASSETS

                                       September 30,              December 31,
                                          1999                         1998
                                      (Unaudited)
CURRENT ASSETS

 Cash                               $     57,687              $        -
 Prepaid expenses                         28,596                       -

  Total Current Assets                    86,283                       -

FIXED ASSETS

 Computer hardware                       104,127                       -
 Office equipment and furniture            8,080                       -
 Software                                 10,144                       -
 Accumulated depreciation                (12,327)                      -

  Total Fixed Assets                     110,024                       -

OTHER ASSETS

 Investment                               67,500                       -
 Technology                                   -                        -

  Total Other Assets                      67,500                       -

  TOTAL ASSETS                        $  263,807              $

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                    $     52,638               $     11,687
 Accounts payable - related parties        38,962                       -

  Total Current Liabilities                91,600                     11,687


  Total Liabilities                        91,600                     11,687

STOCKHOLDERS' EQUITY (DEFICIT)

 Convertible preferred stock; par
  value $0.001 per share; 10,000,000
  shares authorized, 2,000,000 shares
  issued and outstanding                    2,000                       -

 Common stock: $0.001 par value,
  100,000,000 shares authorized;
  11,654,250, and 6,100,000 shares
  issued and outstanding, respectively     11,654                      6,100

 Additional paid-in capital             2,007,846                     46,400

 Common stock subscriptions receivable   (408,071)                   (50,000)
 Other comprehensive loss                 (57,500)                       -
 Accumulated deficit                   (1,383,722)                   (14,187)

  Total Stockholders' Equity (Deficit)    172,207                    (11,687)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                   $   263,807              $        -

                             ALPHATRADE.COM
                    (Formerly Honor One Corporation)
                     (A Development Stage Company)
                        Statements of Operations
                              (Unaudited)

                      For the                       For the
                 Nine Months Ended              Three Months Ended
                  September 30,                   September 30,
                   1999       1998              1999            1998
REVENUES        $   125,000   $    -         $   125,000        $    -

EXPENSES          1,494,535        -             657,100             -

NET LOSS         (1,369,535)       -            (532,100)            -

OTHER COMPREHENSIVE
 LOSS

 Loss on investment
  value             (57,500)       -             (57,500)            -

Total Other
Comprehensive Loss  (57,500)       -             (57,500)            -

COMPREHENSIVE
 LOSS           $(1,427,035)   $   -         $  (589,600)       $    -

BASIC LOSS PER
 SHARE OF
 COMMON STOCK   $     (0.12)   $  (0.00)     $     (0.05)       $   (0.00)

FULLY DILUTED
 LOSS PER SHARE  $    (0.12)   $  (0.00)     $     (0.05)       $   (0.00)

                             ALPHATRADE.COM
                    (Formerly Honor One Corporation)
                     (A Development Stage Company)
                        Statements of Operations
                              (Unaudited)
                              (Continued)

                                              From
                                           Inception on
                                             June 6,
                                          1995 Through
                                           September 30,
                                              1999
REVENUES                                     $   125,000

EXPENSES                                       1,508,722

NET LOSS                                      (1,383,722)

OTHER COMPREHENSIVE LOSS

 Loss on investment value                        (57,500)

Total Other Comprehensive Loss                   (57,500)

COMPREHENSIVE LOSS                           $(1,441,222)

                                ALPHATRADE.COM
                         (Formerly Honor One Corporation)
                          (A Development Stage Company)
                    Statements of Stockholders' Equity (Deficit)
               From Inception on June 6, 1995 through September 30, 1999

                                                                    Additional
                          Preferred Stock        Common Stock        Paid-In
                        Shares     Amount        Shares   Amount     Capital
Balance at inception
 on June 6, 1995          -       $   -             -     $   -    $   -

Issuance of 6,000,000
 shares of common stock
 for cash at $0.0004 per
 share on June 6, 1995    -           -        6,000,000    6,000    (3,500)

Net loss from inception on
 June 6, 1995 through
 December 31, 1995        -           -              -         -        -

Balance,
 December 31, 1995        -           -         6,000,000   6,000    (3,500)

Net loss for the year ended
 December 31, 1996        -           -              -         -        -

Balance,
 December 31, 1996        -           -         6,000,000    6,000   (3,500)

Net loss for the year ended
 December 31, 1997        -           -              -         -        -

Balance,
 December 31, 1997        -       $   -         6,000,000  $ 6,000  $(3,500)

                                ALPHATRADE.COM
                         (Formerly Honor One Corporation)
                          (A Development Stage Company)
                    Statements of Stockholders' Equity (Deficit)
               From Inception on June 6, 1995 through September 30, 1999
                                 (Continued)

                                                    Other
                          Subscriptions          Comprehensive    Accumulated
                          Receivable                Loss            Deficit
Balance at inception
 on June 6, 1995              $      -           $       -         $     -

Issuance of 6,000,000
 shares of common stock
 for cash at $0.0004 per
 share on June 6, 1995               -                   -               -

Net loss from inception on
 June 6, 1995 through
 December 31, 1995                   -                   -           (2,500)

Balance,
 December 31, 1995                   -                   -           (2,500)

Net loss for the year ended
 December 31, 1996                   -                   -              -

Balance,
 December 31, 1996                   -                   -           (2,500)

Net loss for the year ended
 December 31, 1997                   -                   -              -

Balance,
 December 31, 1997               $   -               $   -        $  (2,500)

                                ALPHATRADE.COM
                         (Formerly Honor One Corporation)
                         (A Development Stage Company)
               Statements of Stockholders' Equity (Deficit) (Continued)
              From Inception on June 6, 1995 through September 30, 1999

                          Preferred Stock        Common Stock        Paid-In
                        Shares     Amount        Shares   Amount     Capital
Balance,
 December 31, 1997          -     $   -    6,000,000    $  6,000  $   (3,500)

Stock issued on
 subscription for services
 at $0.50 per share on
 December 28, 1998          -         -      100,000         100      49,900

Net loss for the year ended
 December 31, 1998          -         -          -            -           -

Balance,
 December 31, 1998          -          -    6,100,000       6,100     46,400

Stock issued for technology,
 recorded at predecessor
 cost, January 6, 1999      -          -    4,000,000       4,000     (4,000)

Stock issued for services
 at $0.50 per share on
 January 6, 1999            -           -     100,000         100     49,900

Stock issued on
 subscription at $1.00 per
 share, January 8, 1999      -           -  1,000,000       1,000    999,000

Balance Forward              -       $   - 11,200,000    $ 11,200 $1,091,300

                                ALPHATRADE.COM
                         (Formerly Honor One Corporation)
                          (A Development Stage Company)
                    Statements of Stockholders' Equity (Deficit)
               From Inception on June 6, 1995 through September 30, 1999
                                 (Continued)

                                                    Other
                          Subscriptions          Comprehensive    Accumulated
                          Receivable                Loss            Deficit
Balance,
 December 31, 1997                $     -        $     -        $   (2,500)

Stock issued on
 subscription for services
 at $0.50 per share on
 December 28, 1998                  (50,000)           -                -

Net loss for the year ended
 December 31, 1998                      -              -           (11,687)

Balance,
 December 31, 1998                  (50,000)           -           (14,187)

Stock issued for technology,
 recorded at predecessor
 cost, January 6, 1999                  -              -                -

Stock issued for services
 at $0.50 per share on
 January 6, 1999                        -              -                -

Stock issued on
 subscription at $1.00 per
 share, January 8, 1999          (1,000,000)           -                -

Balance Forward                 $(1,050,000)           -           $(14,187)

                                  ALPHATRADE.COM
                            (Formerly Honor One Corporation)
                            (A Development Stage Company)
                Statements of Stockholders' Equity (Deficit) (Continued)
               From Inception on June 6, 1995 through September 30, 1999

                          Preferred Stock        Common Stock        Paid-In
                        Shares     Amount        Shares   Amount     Capital
Balance Forward               -   $    -    11,200,000  $  11,200  $1,091,300

Stock issued to founders
 recorded at $0.001 which
 approximates predecessor
 cost, January 8, 1999   2,000,000   2,000          -          -         -

Receipt of stock
 subscription (unaudited)     -        -            -          -         -

Common stock issued for
 cash at $4.00 per share
 (unaudited)                  -        -          4,250          4    16,996

Common stock issued for cash
 at $2.00 per share
 (unaudited)                  -        -        450,000         450  899,550

Loss on investment
 (unaudited)                  -        -             -           -       -

Net loss for the nine months
 ended September 30, 1999
 (unaudited)                  -        -             -           -       -

Balance,
 September 30, 1999
 (unaudited)            2,000,000    $ 2,000   11,604,250 $ 11,654  2,007,846

                          (A Development Stage Company)
                    Statements of Stockholders' Equity (Deficit)
               From Inception on June 6, 1995 through September 30, 1999
                                 (Continued)

                                                    Other
                          Subscriptions          Comprehensive    Accumulated
                          Receivable                Loss            Deficit
Balance Forward                   $ (1,050,000) $        -      $    (14,187)

Stock issued to founders
 recorded at $0.001 which
 approximates predecessor
 cost, January 8, 1999                    -              -                -

Receipt of stock
 subscription (unaudited)            1,050,000           -                -

Common stock issued for
 cash at $4.00 per share
 (unaudited)                           (17,000)          -                -

Common stock issued for cash
 at $2.00 per share
 (unaudited)                          (391,070)          -                -

Loss on investment
 (unaudited)                               -         (57,500)             -

Net loss for the nine months
 ended September 30, 1999
 (unaudited)                               -             -        (1,369,535)

Balance,
 September 30, 1999
 (unaudited)                        $ (408,071)    $ (57,500)    $(1,383,722)

                              ALPHATRADE.COM
                      (Formerly Honor One Corporation)
                       (A Development Stage Company)
                          Statements of Cash Flows
                                (Unaudited)

                              For the                  For the
                           Nine Months Ended      Three Months Ended
                             September 30,           September 30,
                           1999         1998      1999             1998
CASH FLOWS FROM
 OPERATING ACTIVITIES

 Net loss                 $ (1,369,535)  $  -    $ (532,100)      $   -

Adjustments to reconcile
 net loss to net cash
 provided (used) by
 operating activities:

Common stock issued
 for services                  100,000      -        50,000            -

Preferred stock issued
 for services                    2,000      -            -             -

Depreciation expense            12,327      -         6,117            -

Investments received
 for services                 (125,000)     -      (125,000)           -

Changes in operating
 assets and liabilities:

(Increase) decrease in
 prepaid expenses              (28,596)     -       (21,841)           -

Increase (decrease) in
 accounts payable               40,951      -       (22,502)           -

Increase (decrease) in
 accounts payable
 - related parties              38,962      -       (20,303)           -

Net Cash Used by
 Operating Activities       (1,328,891)     -      (665,629)           -

CASH FLOWS FROM INVESTING
 ACTIVITIES

 Purchase of fixed assets     (122,351)     -       (39,691)           -

Net Cash Used by
 Investing Activities         (122,351)     -       (39,691)           -


CASH FLOWS FROM FINANCING
 ACTIVITIES

Common stock issued
 for cash                    1,508,929      -       744,500            -

Net Cash Provided by
 Financing Activities        1,508,929      -       744,500            -

NET CHANGE IN CASH              57,687      -        39,180            -

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD            -        -        18,507            -

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD           $   57,687    $ -     $  57,687        $   -

                             ALPHATRADE.COM
                    (Formerly Honor One Corporation)
                     (A Development Stage Company)
                        Statements of Cash Flows
                              (Unaudited)
                              (Continued)

                                              From
                                           Inception on
                                             June 6,
                                          1995 Through
                                           September 30,
                                              1999
CASH FLOWS FROM OPERATING
 ACTIVITIES

 Net loss                                   $ (1,383,722)

Adjustments to reconcile net loss to
 net cash provided (used) by
 operating activities:

Common stock issued
 for services                                    100,000

Preferred stock issued
 for services                                      2,000

Depreciation expense                              12,327

Investments received
 for services                                   (125,000)

Changes in operating
 assets and liabilities:

(Increase) decrease in prepaid expenses          (28,596)

Increase (decrease) in accounts payable           52,638

Increase (decrease) in accounts payable
  - related parties                               38,962

Net Cash Used by Operating Activities         (1,331,391)

CASH FLOWS FROM INVESTING
 ACTIVITIES

 Purchase of fixed assets                       (122,351)

Net Cash Used by Investing Activities           (122,351)

CASH FLOWS FROM FINANCING
 ACTIVITIES

Common stock issued for cash                    1,511,429

Net Cash Provided by Financing Activities       1,511,429

NET CHANGE IN CASH                                 57,687

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                               -

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                              $   57,687

                               ALPHATRADE.COM
                      (Formerly Honor One Corporation)
                       (A Development Stage Company)
                    Statements of Cash Flows (Continued)
                                (Unaudited)

                              For the                  For the
                           Nine Months Ended      Three Months Ended
                             September 30,           September 30,
                           1999         1998      1999             1998
SUPPLEMENTAL DISCLOSURE
 OF CASH FLOW INFORMATION

 Interest paid                 $   -       $  -     $   -      $   -
 Income taxes paid             $   -       $  -     $   -      $   -

SCHEDULE OF NON-CASH
 FINANCING ACTIVITIES:

Common stock issued
 for services                  $ 100,000   $  -     $ 50,000    $  -
Preferred stock issued
 for services                  $   2,000   $  -     $   -       $  -

                             ALPHATRADE.COM
                    (Formerly Honor One Corporation)
                     (A Development Stage Company)
                        Statements of Cash Flows
                              (Unaudited)
                              (Continued)

                                              From
                                           Inception on
                                             June 6,
                                          1995 Through
                                           September 30,
                                              1999
SUPPLEMENTAL DISCLOSURE
 OF CASH FLOW INFORMATION

 Interest paid                              $     -
 Income taxes paid                          $     -

SCHEDULE OF NON-CASH
 FINANCING ACTIVITIES:

Common stock issued for services             $ 100,000
Preferred stock issued for services          $   2,000

                                ALPHATRADE.COM
                      (Formerly Honor One Corporation)
                         (A Development Stage Company)
                       Notes to the Financial Statements
                    September 30, 1999 and December 31, 1998

NOTE 1 -    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited consolidated financial statements. The results of operations for the periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
------------------

       The Company continued to develop its browser-based technology during the quarter ended September 30, 1999. During the month of September the company released its beta version for testing. At the end of October, which was subsequent to the period covered by this Report, the beta test was complete and the company released the commercial version of the E-Gate financial tools. At present, the company plans to begin marketing the E-Gate tools to the brokerage community and to investors. The marketing approach is target brokerage firms that want to enhance their online presence and those
wanting to add special services for their clients.   Presently there is no
competition for the E-Gate tools since they use the latest thin client technology and the pricing is so competitive. The Company does not foresee an immediate need to raise additional capital since subscription revenues begin November 1, 1999. The first sale was made to Providential Securities for 5,000 delayed subscriptions and the company is anticipating an accelerated demand for their product over the next 60 day period and into the new year. Before the end of 1999, the company plans to augment the current available tools from the quote grid, the portfolio tracker, the indices, and the snap quote to include a charting applet, a highly functional news applet, Level II and many alert functions. Although the Internet financial portal industry is fiercely competitive, AlphaTrade has differentiated itself by using a unique business model that is based on subscription revenues.

Results of Operation.
---------------------

     As at September 30, 1999 the Company had $57,687 in cash, $263,807 in
assets and $91,600 in liabilities.    The Company had no revenues for the
quarter ending September 30, 1999 and incurred net losses of $532,100 with total net comprehensive losses to date of $1,427,035. The company received $400,000 in funds subsequent to the end of the quarter from a director of the company. These funds are for general working capital.

     Revenues begin in the fourth quarter as on November 1, 1999, the Company
began accepting paid subscriptions.   Subscribers are offered streaming
financial information using state-of-the-art technologies and will have the ability to save their quotation and portfolio preferences as well as any customizations they have done. Initial subscriptions and charter memberships are offered at the introductory rate of $19.99 per month for real time information and $19.99 per year for delayed financial information.

     Also subsequent to the quarter Gordon Muir was appointed as the Chairman of the Board and a Director of the Company and Penny Perfect was appointed as the President/CEO and a Director of the Company.

Liquidity
---------

         At September 30, 1999, the Company had cash on hand of $57,687, with accounts payable totaling $91,600.

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

          In August, 1999, the Plaintiffs filed a Motion for a preliminary injunction against the Company. Prior to the hearing before the Courts for the preliminary injunction in October, 1999, Plaintiff's lawyers notified the Company's lawyers that they did not wish to proceed with the injunction and it was removed from the court calendar.

Item 2.   Changes in Securities.

          On July 6, 1999, the Company conducted a private placement of 400,000 "unregistered" and "restricted" shares of the Company's common stock at a price of $2.00 per share.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None; not applicable.

Item 5.   Other Information.

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               None.

          (b)  Reports on Form 8-K.

             None.

                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ALPHATRADE.COM


Date: 11/11/99                         By /s/ Penny Perfect
                                       President/CEO and Director



          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       ALPHATRADE.COM


Date: 11/11/99                         By /s/ Penny Perfect
                                       President/CEO and Director



Date: 11/9/99                          By /s/ J. Michael Pinkney
                                       Secretary/Treasurer and Director


Date: 11/11/99                         By /s/ Gordon Muir
                                       Director