Form 10KSB
period 1999-12-31
ALPHATRADE COM
filed 2000-03-30
CIK 1076462

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ___________
                                  FORM 10-KSB

(Mark One)
X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1999

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                 to

                         Commission file number 0-25631


                                 ALPHATRADE.COM
             (Exact name of registrant as specified in its charter)


                 Nevada                                98-0211652
        (State of incorporation)          (I.R.S. Employer Identification No.)

 Suite 400
 1111 West Georgia Street
 Vancouver, BC   Canada                   V6E 4M3
 (address of principal executive office)  (zip code)



                                 (604)681-7503
              (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12 (g) of the Act: None


        Title of each class            Name of each exchange on which registered
   Common Shares, $0.001 par value



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes _X_     No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $39,500,000 as of December 31, 1999

The number of shares of common stock outstanding as of December 31, 1999 was 11,850,830.

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

Certain statements included herein and in other reports and public filings are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements, which may be identified by words such as "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such risks and uncertainties include, without limitation: (i) general economic conditions associated with the provision of Information technology; (ii) possible adverse effects on the market price of the Company's Common Stock due to the resale into the market of significant amounts of Common Stock; (iii) the potential adverse effect a decrease in the trading price of the Company's Common Stock would have upon the Company's ability to acquire businesses through the issuance of its securities;
(iv) the Company's ability to obtain financing on satisfactory terms; (v) the reliance of the Company upon the continued service of its executive officers;
(vi) the Company's ability to remain competitive in the markets which it serves;
(vii) the Company's ability to manage significant amounts of information, and periodically expand and upgrade its information processing capabilities; (viii) predictions as to the future need for the Company's services; and (ix) other economic, competitive and governmental factors affecting the Company's operations, market, products and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect these ends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

ALPHATRADE.COM'S (the "Company") objective is to provide real-time streaming financial data, timely business news and comprehensive research and analytical tools to allow subscribers to make informed investment decisions. To this end, the Company has made a major breakthrough in the development of a revolutionary web based technology with a network infrastructure and expertise to deliver streaming financial content over the Internet to hundreds of thousands of users simultaneously. Alphatrade's technology uses lightweight components that enable users to view streaming data within their browser without the need to download large, cumbersome applications or to install software. The company licenses or purchases news feeds, stock exchange quotes, and other financial information, in most cases, under multi-year agreements and redistributes this information using its 100% Java based applications. As the Web continues to develop as an effective manner for conducting financial transactions, the Company believes that certain types of content will be increasingly delivered over the Internet such as public company financial and due diligence information.

The Internet environment is dependent not only on "what gets delivered" but "how it gets delivered" since the quickness and scope of the information is a factor of both the hard drive configurations of individual computers and their connection speed to the Internet. Thus, AlphaTrade's fundamentally different approach to the delivery of Internet information allows information to be useful even for those users with slow connection speeds to the Internet. Unlike standard frame based (standard HTML) web sites, AlphaTrade's technology leverages the power and simplicity of the browser for maximum interactivity and optimal responsiveness thereby increasing the availability of information to all users regardless of their computer equipment.

AlphaTrade's streaming financial tools, E-Gate, is a suite of financial products that is multi-lingual and can access any stock market via thin client applications. All of the E-Gate financial products can also be private labeled to brokerage firms and other financial institutions that have not yet created an on-line presence or by firms who want to enhance their on-line presence. E-Gate allows subscribers to access a variety of money management tools in addition to all of the streaming real time financial quote and news information. Alphatrade believes that browser based technologies have many potential benefits to the end users. Customers and users are now able to access their personal stock information on any computer from anywhere in the world and customize the information to suit their particular needs. In addition, as enhancements and new products are introduced, updates will be done automatically with no additional cost. There is no software to purchase or upgrades to install. Business customers are able to quickly implement the E-Gate applications on their corporate websites allowing these companies to immediately offer to their clients all of the stock information in an easy to use format. There is no development costs to budget for nor is there any delay in time to market which gives our business clients immediate customer response. Alphatrade believes that the E-Gate applications are a value added service which greatly fosters customer loyalty.

AlphaTrade chose to abandoned the "online newspaper" format so prevalent on the Internet today and instead embraced the concept of multi-tasking. By leveraging the intelligence and quickness of the browser, Alphatrade is able to bring the subscriber a customized assortment of streaming applications such as "e-charts, real time stock quotes, portfolio management, live TV broadcasts, e-news, video, premium e-trading platforms and NASDAQ Level II. The user is able to view any or all of these financial applications at one time and in conjunction with many desktop functions such as word processing or spreadsheets making the E-Gate applications very versatile.

BUSINESS STRATEGY

ESTABLISH ALPHATRADE AS A LEADING FINANCIAL SERVICE PROVIDER AlphaTrade's technology provides the high quality, performance and diversity the financial market is demanding. Alphatrade's web-based technologies free users from the constraints of historical linear processing, and enable companies to be more creative and to interface with their customers in a futuristic manner.

One of AlphaTrade's goals is to become a premier provider of securities market data. We collect securities market activity and financial news from exchanges and other sources and we use the information to create a unique streaming suite of financial tools. The database includes all North American equities, the most comprehensive options data, major stock indices, Level 1 NASDAQ-quoted stocks, Level 2 NASDAQ market-maker quotes, mutual funds, money market funds, futures contracts and options on futures contracts. We process the database into a single data-feed at our primary processing plant in Vancouver, BC and disseminate to our customers via satellite or digital land lines. This database gives our customers instant access to security prices from any computer anywhere in the world unlike other services which are software programs and need to be installed on a particular hard drive thereby limiting remote capabilities. The Company intends to derive revenues from subscription fees charged for access to the E-Gate financial tools and from individuals who purchase a monthly or yearly subscription to our services. Our target customer base consists primarily of professional investors, securities brokers, dealers and traders, portfolio managers, brokerage firms, other financial institutions, Internet websites, and other re-distributors of financial market data. Our customers are currently located in North America.

EXPAND OUR CAPACITY AND INFRASTRUCTURE Currently we are offering the E-Gate suite of financial products in twelve languages. New languages can now be added within 24 hours. In fiscal 2000, we hope to make substantial investments in technology and infrastructure to meet the expected increase in business due to the planned expansion into the European market. Alphatrade will be expanding our management team, adding more support people and will be opening customer service and support centers to support our growth. We also plan to build brand awareness by selectively forming strategic alliances with international financial service leaders.

CONTINUE TO OFFER INNOVATIVE TECHNOLOGIES AND SERVICE ENHANCEMENTS It is our goal to provide our clients with the most advanced browser technology available today. We intend to further develop our data gathering and dissemination processes to tailor our products to meet the needs of investors and brokerage firms well entrenched in the Internet.

BE THE LOWEST COST PROVIDER WHILE OFFERING THE HIGHEST QUALITY SERVICE As the number of clients grows and the market begins to embrace the benefits of browser technology, it is our goal to ensure that we will continue to maintain our cost discipline with respect to the pricing of our services.

GENERAL DEVELOPMENT OF THE BUSINESS

The Company was incorporated in Nevada on June 6, 1995 and changed its name to AlphaTrade.com in January, 1999. On January 6, 1999 the Company acquired certain software assets pursuant to an Asset Purchase Agreement. These software assets laid the foundation for the future development of our web-based technologies for use in the financial industry. February 1, 1999 the company released the Beta Version of our first financial application, The AlphaTicker. This rudimentary tool portrayed the versatility and low bandwidth requirements for our browser based technologies. On May 14, 1999 a revised and updated version of the AlphaTicker was released that could be "ripped" from the browser and installed on the desktop with full functionality and customization features. On June 23, 1999 the phase one stage of our streaming video was released. This initial version of the video only worked in high end computers and with those computers having a sophisticated cable, ISDN, ADSL or T1 connection to the Internet. On July 9th, 1999 the rudimentary portal was released for select beta testing. On September 7, 1999 the beta testing began on a commercial basis with a number of financial web sites. The combined hit-rate for our test phase was estimated at several million hits per month. Our first brokerage beta tester was established on September 21, 1999 being Providential Securities of Orange County, California. Sales of subscriptions began on November 1, 1999 and on November 2, 1999 Providential purchased 5,000 subscriptions. On November 10, 1999 the company introduced the multi-lingual content which included Italian, French, Spanish, Portuguese, and German. More languages were added by December 1999. On November 15, 1999 a private marketing company purchased 10,000 subscriptions.

MARKET PENETRATION

The initial impact on the market will be slow since the pervasive thinking is still in linear mode. AlphaTrade is essentially a trendsetter and will require a "getting to know you" stage. Since the E-Gate tools will be private labeled to brokerage firms that already have existing clients, the mass penetration will be faster as more brokerage firms subscribe for our services.

GENERAL

The alternative to AlphaTrade's private labeling program, at least for the brokerage industry, is not only costly but it also involves a tremendous length of development time provided of course, that skilled and experienced computer programmers are available. The initial and ongoing developments costs could well exceed 25 million dollars with on-going monthly content and maintenance fees approximately $150,000 to $250,000 per month. The time to completion of a comparable system might range from 8 to 12 months. Alphatrade's subscription and transaction based revenue model allows the company to provide E-Gate financial tools to any website within twenty four hours. Their unique tool, aptly named, the "Remote Control Device (RCD)", is fully customized for each new website and provides instant access to the suite of E-Gate financial products without leaving the host website. Now the clients of the host brokerage firm can sign up directly at their website without ever leaving that site. Now, the host's users become Alphatrades' users. This simple user aggregation strategy is widely used by Internet companies to gain market share at an accelerated rate.

Most brokerage firms and financial services organizations realize that creating, packaging, and hosting financial information is not their core business and these tasks are much easier and quicker to out-source. The "bundling" of this information and content within the E-Gate warehouse allows each Brokerage firm to customize and selectively choose the information which best suits the needs of their client base.

OUR PRODUCTS AND SERVICES

PRIVATE LABELLING WEB SITES AlphaTrade.com determined that in order to compete in this huge fluctuating internet market, the Company must adopt an original and animated strategy designed to provide exceptional service and revolutionary technologies. By private labeling the E-Gate financial tools, AlphaTrade.com is being provided access to huge client bases, all with similar underlying investing demographic tendencies. AlphaTrade will benefit directly by enjoying rapid expansion using the aggregation of their clients' customers. As the number of clients expand, there will be a corresponding rise in site "loading" leading to further sales for other AlphaTrade private branded sites.

Benefits to the user of the private branding program for E-Gate financial tools could include access to a wide selection of user friendly components some of which are listed below:


    o Research reports, analytical tools, applications and functions
    o On-line trade execution in some cases
    o Personalized registered rep/employee web pages
    o Client to Representative e-mail response services
    o Personalized Web Pages and site Identification
    o Branded versions of AlphaTrade's other "Living desktop" technologies
    o Streaming tickers and customized portfolio alert functions
    o Premium investment information


Further information can be customized by each brokerage firm or other financial service site depending on the needs of their own client bases.

WEB BASED FINANCIAL PRODUCTS

E-TICKER

This sophisticated, intelligent agent automatically retrieves user selected information from E-Gate and seamlessly delivers it to the user's Desktop via the Internet. The E-Ticker appears on the Desktop in a smooth customizable scrolling ticker format and is updated at intervals pre-determined by the user. The Ticker is also a unique portfolio tool that the user can "TEAR OFF" and keep on the desktop.

The E-Ticker will operate independently of the user's Web browser of choice, further complementing the move toward customization and personalization of the channels of information. E-Ticker will transfer channels of information, ranging from news to stock quotes to sports and financial analysis, at prescribed times in accordance to user specifications. Information ranging from portfolio performance, news, indices, and percentage gainers and losers, to sports, weather and daily horoscope are also available for those wanting some diversification from strictly financial content.

E-QUOTE

The Company has had a technological breakthrough in the development of their revolutionary web based technologies. All of these technologies are true "web to desktop" convergence technologies meaning "THEY ARE MOVEABLE WITHIN THE BROWSER WINDOW" and "THE USER CAN ALSO TEAR-OFF FROM THE BROWSER AND MOVE ONTO THE DESKTOP". E-Quote provides real or delayed streaming stock quotes. Each user is able to customize the quote grid in every capacity: the size of the grid, each column within the grid can be customized and changed daily and the number of stock listed can be anywhere from 1-300. For additional customization by the client, the broker or the brokerage house offering this service to their clients, each stock can have their own alert features. These alert features could include news, buying or selling opportunities, put or call situations or even analyst reports.

E-NEWS

The news is provided in an easy to read format and is accessed by a simple right click of the mouse. The news can be sorted by company, by symbol, by events, by industry, by date, by words, or even by category.

E-TRACKER

The portfolio tracker is presented in a format similar to the quote grid to breed familiarity with the user. The user enters the stock symbol, the number of shares owned, purchased or sold, the price received or paid and the value of his portfolio is automatically updated as the prices change in the market. Alerts can be added to the portfolio tracker to notify the user of news, of selling or buying opportunities, of reaching a pre-designated strike price, of analyst reports issued or any alert function determined to be of importance by the user.

E-CHART

AlphaTrade delivers premium online charting capabilities with professional power through a standard web browser via the Internet. This type of functionality has previously been available only with expensive, downloadable and stand-alone charting packages. E-Charts are interactive charts for stocks, funds, and indices, with trend-lines, indicators, moving averages, and stochastic studies. Users can overlay multiple stock symbols, zoom in or out, detach, resize and print.


REMOTE CONTROL DEVICE (RCD)

The Remote Control Device (RCD) acts as a mini-browser and becomes the center of all activity on any web-site or for individual users. The main idea of the

RCD is to make sure the user has immediate and easy access to a vast array of applications with the least amount of effort. The RCD can be added to any web-site with no interruption of service. Each RCD can be selectively pre-programmed with specific information so as to fully meet the needs of each sites' users. This device is automatically upgraded with all of the latest developments and feature enhancements. It is the fastest way of getting real time or delayed stock information on the web. No downloads, no plug-ins or software purchases are necessary. Literally within minutes, the host site can have a customized RCD, which will allow all of their users access to the latest streaming stock information. The RCD can be fully customized for each site complete with a personalized logo, and any advertising they permit or authorize. All of our other financial applications are accessible through the RCD.

While our browser technology is customized for the retrieval and execution of information and data, it is also a tool for selective advertising. The viewing audience has such familiarity with Remote Control Devices that the learning curve is minimal and the "expertise" is vast which makes it ideal as a selling tool for our products.

AlphaTrade's approach is to establish relationships with leaders in the financial industry and rework their websites to incorporate our browser based technologies.

CAPTURE NEW MARKETS

AlphaTrade is not only focused on the burgeoning U.S. market, but the huge international marketplace. The company's browser technology is already multi-lingual and will soon have auto-monetary conversion tools and multilingual help menus. This multi-lingual capability dramatically increases the number of potential users since most financial investors prefer to access financial information in their native language. The language can be changed in seconds to another language making E-Gate truly versatile.


MARKETING STRATEGY AND DISTRIBUTION METHOD

AlphaTrade's services and products will be sold through an in-house sales team, the Internet, our affiliates, print, radio, and television advertising. Word of mouth will also be an important factor in distributing our services. Brand name merchants and companies that use our products will also assist in promoting the company's products. Advertising on the Web is not just about advertising and distributing messages, it is about being FIRST. It is also about creating customer loyalties, building cyber brands, providing customer service, generating electronic sales of goods and services, efficiently delivering marketing messages to appropriate audiences and creating mass customization and interactive/direct marketing. The advertising opportunity on the Web is very different than it is for other media. Internet advertising is more robust than radio or television advertising. Through the Internet, users can receive very specialized information, offered in an intriguing way, with new and rich measurement opportunities.

STRATEGIC ACQUISITIONS

Seek Strategic Acquisitions. The Company will pursue strategic acquisitions. The Company plans an acquisition strategy designed to enrich and strengthen the scope of services and technical competencies that it needs to broaden its capabilities. In targeting acquisitions, the Company will focus on companies with technologies the Company has targeted for strategic value enhancement. To retain and provide incentives for management the Company will try to structure a significant portion of the acquisition price in the form of multi-tiered consideration based on growth of operating profitability of the acquired company over a two to three-year period. The Company believes it could achieve success in completing acquisitions due to its entrepreneurial philosophy, its corporate level support and resources and its status as a public company.

EMPLOYEES

As of December 31, 1999, the company had 23 full time employees. None of the company's employees are subject to a collective bargaining agreement and the company believes its relations with its employees are good.

ITEM 1A. COMPANY RISK FACTORS

We have a limited operating history.

We commenced selling our E-Gate financial tools effective November 1, 1999. We have limited operating history with which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, difficulties and uncertainties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as the market for Internet content, business services and advertising. These risks include our ability to successfully market and sell our E-Gate tools, effectively develop new and maintain existing contracts with content providers and customers, respond to competitive developments, successfully introduce enhancements to our existing products and services to address new technologies and standards, and to continue to develop and upgrade our technology and network infrastructure.

We expect to continue to incur operating losses for the foreseeable future. We will need to generate significant revenues to become profitable. There can be no assurances that we can achieve profitability or if we do attain profitability we cannot assure you that we can sustain profitability on a quarterly or annual basis. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business will be materially and adversely affected.

If generated cash flow is not sufficient to fund operations, we may have to raise additional capital externally. We have explored, and continue to explore, multiple alternatives that may be available for the purpose of enhancing stockholder value. These alternatives include a joint venture with another technology or financial services firm and future equity financings. There can be no assurances, however, that we will conclude a transaction. Any capital raised through an equity financing could be costly to us and dilutive to our stockholders.

We anticipate making significant investments in our sales and marketing programs, personnel recruitment, product development and infrastructure. Therefore, we believe that we will continue to experience significant losses on a quarterly and annual basis for the foreseeable future. You must consider us and our prospects in light of the risks and difficulties encountered by companies in the early stage of development .

We may not be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, our business will not be successful and your investment in our capital stock will decline in value. Our business currently depends on revenue related to the E-Gate suite of financial products and it is uncertain whether the market will increasingly accept this product.

We generate our revenue from services related to the E-Gate products. We expect that these products, and future upgraded versions of these products, will continue to account for a large portion of our revenue for the foreseeable future. Our future financial performance will depend on increasing acceptance of our current products and on the successful development, introduction and customer acceptance of new and enhanced versions of our products. Our business could be harmed if we fail to deliver the enhancements to our products that customers want.

Since our inception, we have experienced operating losses, negative cash flows from operations and net losses in each quarterly and annual period. As of December 31, 1999, we had an accumulated net deficit of approximately $2.2 million. Revenue from our E-Gate subscriptions may not be sufficient to make us profitable in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis, particularly to the extent that we face significant competition. In addition, we expect to significantly increase our sales and marketing, product development, and administrative expenses as we grow. As a result, we will need to generate significant revenue increases to achieve and maintain profitability. To date we have not had any significant operating revenue. There is no assurance we will achieve sales revenue in the future.

If we do not expand our customer base, we may never become profitable and our stock price will likely decline.

The market for financial web products is newly emerging and there can be no assurance that customers will adopt our products. Accordingly, we cannot accurately estimate the potential demand for our products and services. We believe that market acceptance of our products and services depends principally on our ability to:

     o effectively market E-Gate suite of financial products;

     o hire, train and retain a sufficient number of qualified sales and marketing personnel;

     o provide high-quality and reliable customer support for our products;

     o distribute and price our products and services in a manner that is more appealing to customers than that of our competitors;

     o develop for E-Gate a favorable reputation among our customers, potential customers and participants in the financial community; and

     o withstand downturns in general economic conditions or conditions that would slow spending on financial information web sites.

Some of the foregoing factors are beyond our control. If our customer base does not expand, we may never become profitable and our stock price will likely decline.

We expect to experience significant fluctuations in our future results of operations due to a variety of factors, many of which are outside of our control, including:

     o demand for and market acceptance of our products and services;

     o our efforts to expand into international markets;

     o introduction of products and services or enhancements by us and our competitors;

     o competitive factors that affect our pricing;

     o the mix of products and services we sell;

     o the timing and magnitude of our capital expenditures, including costs relating to the expansion of our operations;

     o the size and timing of customer orders, particularly large orders, some of which represent more than 10% of total revenue during a particular quarter;

     o the hiring and retention of key personnel;

     o conditions specific to the information portal market and other general economic factors;

     o changes in generally accepted accounting policies, especially those related to the recognition of subscription revenue; and

     o new government legislation or regulation.

We plan to significantly increase our operating expenses to expand our sales and marketing operations and consulting and training programs, broaden our customer support capabilities and fund greater levels of research and development. Our operating expenses, which include research and development, sales and marketing, and general and administrative expenses, are based on our expectations of future revenue and are relatively fixed in the short term. If revenue falls below our expectations in any quarter and we are not able to quickly reduce our spending in response, our operating results will be adversely affected and our stock price may fall.

Our failure to manage our growth could adversely affect our business.

The planned expansion of our operations will place a significant strain on our management, financial controls, operations systems, personnel and other resources. Our ability to manage our future growth, should it occur, will depend in large part upon a number of factors including our ability to rapidly:

     o build and train our sales and marketing staff to create an expanding presence in the evolving enterprise information portal market, and keep them fully informed over time regarding the technical features, issues and key selling points of our products;

     o develop our customer support capacity as sales of our products grow, so that we can provide customer support without diverting engineering resources from product development efforts; and

     o expand our internal management and financial controls significantly, so that we can maintain control over our operations and provide support to other functional areas within AlphaTrade.com as the number of our personnel and size of our organization increases.

Our inability to achieve any of these objectives could adversely affect our business.

Future equity or debt financing may not be available to us on favorable terms or at all. Future borrowing instruments such as credit facilities and lease agreements are also likely to contain similar or more restrictive covenants and will likely require us to pledge assets as security for borrowings under those future arrangements. Our inability to obtain additional capital on satisfactory terms may delay or prevent the expansion of our business, which could cause our business and prospects to suffer.

If our business grows, we will also need to recruit a significant number of management, technical and other personnel for our business. Competition for employees in our industry is intense. We may not be able to continue to attract and retain skilled and experienced personnel on acceptable terms.

We believe that proprietary rights are important to our business. We principally rely upon a combination of trademark and trade secret laws as well as contractual restrictions to protect our proprietary technology. Our trademark, service mark and copyright rights may not provide significant proprietary protection or commercial advantage to us, and the measures we take to maintain the confidentiality of our trade secrets may be ineffective. If we are unable to effectively protect our proprietary rights, our competitors may be able to copy important aspects of our products or product message, which would undermine the relative appeal of our products to customers and thus reduce our sales.

We also compete against providers of financial service products to businesses. These providers may expand their technologies or acquire other companies to support greater functionality and capability, particularly in the areas of query response time and ability to support large numbers of users.

We cannot assure you that we will be able to successfully compete against current and future competitors, or that competitive pressures we face will not materially adversely affect our business, prospects, operating results and financial condition.

If we fail to manage technological change or effectively respond to changes in customer needs, demand for our products and services will drop and our business will suffer.

Our future success depends upon our ability to aggregate and deliver compelling content over the Internet. We will rely heavily on third party content providers. Our ability to maintain and build relationships with content providers is critical to our future success. Although many agreements with third party content providers may be for initial terms of more than two years, such agreements may not be renewed or may be terminated prior to the expiration of their terms if we do not fulfill our contractual obligations. Such termination may result in decreased traffic on our Web sites and, as a result, decreased revenue, which could adversely affect our business.

Many agreements with content providers will be nonexclusive, and many of our competitors offer, or could offer, content that is similar to or the same as that obtained by us from such nonexclusive content providers. Such direct competition could adversely affect our business.

OUR STOCK PRICE MAY CONTINUE TO BE SUBJECT TO SIGNIFICANT VOLATILITY

The trading price of our Common Stock has been and may continue to be subject to wide fluctuations. Trading prices of the Common Stock may fluctuate in response to a number of factors, many of which are beyond our control. In addition, the stock market in general, and the market for Internet-related and technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The trading prices of many technology companies' stocks are at or near historical highs and reflect price earnings ratios substantially above historical levels. There can be no assurance that these trading prices and price earnings ratios will be sustained. These broad market and industry factors may adversely affect the market price of the Common Stock, regardless of our operating performance.


ITEM 2. DESCRIPTION OF PROPERTY

The Company's executive offices are located in Vancouver, B.C., Canada in a 4,000 square foot facility that we sub-lease at a current monthly rent of $5,000. We do not own any real estate.

ITEM 3. LEGAL PROCEEDINGS

The Company is the defendant in litigation pending in the District Court for the County of Clark, State of Nevada. This action was filed on June 8, 1999, and is entitled WebData, Inc., Joel A. Stone, and Michael Razar vs. AlphaTrade.com, Rafael DeNoyo, Samir A. Halim, Gordon Muir, Penny Perfect, Parallax Advisory Ltd., and Unicorn Trade and Commerce, Ltd.

The complaint alleges nine different causes of action against the various defendants. However, each cause of action revolves around the base allegation that AlphaTrade.com improperly acquired proprietary technology that belongs to plaintiff WebData. Plaintiffs allege that Rafael DeNoyo during 1998 was overseeing the development of computer Internet Technology for Web Data. The complaint further alleges that in early 1999, DeNoyo misappropriated that technology, equipment and staff, providing them to AlphaTrade.com in return for some AlphaTrade.com stock. Thus, included in the causes of action are claims of improper transfer of proprietary technology, violation of trade secret laws, violation of fiduciary duties, and exploitation of corporate opportunity. AlphaTrade.com has denied all allegations of wrongdoing as being factually untrue.

Plaintiffs are seeking, as it relates to the Company, an unspecified amount of money over $10,000 for compensatory and punitive damages, attorney fees, as well as an injuction prohibiting the Company from profiting or disseminating WebData's trade secrets or proprietary techniques.

There is currently no trial date set in this matter.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 4th, 1999, the Company held a Meeting of Shareholders at its head office in Vancouver, British Columbia, Canada to approve the following: (1) To amend the Company's Articles of Incorporation to change the Company's name from Honor One Corporation to AlphaTrade.com, (2) To amend the Company's Articles of Incorporation to: (i) increase the authorized capital to 100,000,000 shares each having a par value of $0.001; (ii) to establish a class of 10,000,000 preferred shares; (iii) to establish the terms of the Class "A" preferred shares; and (iv) to issue 2,000,000 of the Class "A" preferred shares; (3) To approve and ratify the 1999 Stock Option Plan; (4) To change the auditors from Barry L. Friedman, P.C. to Jones, Jensen & Company; (5) To amend the By-laws of the Company with respect to annual general meetings and the number of Directors of the Company; and (6) To provide the Directors with general authority to forward split the common shares at its discretion.

On November 23, 1999 the Company took action by a consent meeting of the majority shareholders pursuant to a Form 14C to approve the following: (1) To remove Rafael deNoyo as a Director of the Company and (2) To amend the Articles of the Company.

                                    PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.


At December 31, 1999 there were 1082 shareholders of record of the Company's common stock.


Market Information

Currently, the Company's common stock is traded over-the-counter and quoted on the OTC Bulletin Board of the NASD (the "Bulletin Board") under the symbol "EBNK". The high and low bid prices for the Common Stock as reported by the Bulletin Board since January 1, 1999 are listed below. The prices in the table reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.



Calendar Year       Quarter                   High            Low
-------------       -------                  ------         -------

1999                Jan. - March              35.00            1.50

                    April - June              13.75            2.00

                    July - September         9.9375            3.25

                    October - December        7.656          3.8125

2000                Jan. - March             8.9375            6.00


Dividends

The Company has never declared any cash dividends and does not anticipate paying such dividends in the near future. The Company anticipates all earnings, if any, over the next twelve (12) to twenty (20) months will be retained for future investments in business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's results of operations, financial conditions, contractual restrictions, and other factors deemed relevant by the Board of Directors. The Company is under no contractual restrictions in declaring or paying dividends to its common or preferred shareholders.

The future sale of presently outstanding "unregistered" and "restricted" common stock of the Company by present members of management and persons who own more than five percent of the outstanding voting securities of the Company may have an adverse effect on any market that may develop in the shares of the common stock of the Company.

Recent Sales of "Unregistered" Securities

The following unregistered securities have been issued since January 1st, 1999 and are previously disclosed in the appropriate 10-QSB's indexed at the end of this document unless otherwise noted:

                                                Offering
Date             No. of Shares      Title       Price       Rule    Reason
----             -------------      -----       -----       ----    ------
Jan. 6/99          4,000,000        Common      $0.001      506     Technology
Jan. 6/99            100,000        Common      $ 0.50      701     Services
Jan. 8/99          1,000,000        Common      $ 1.00      506     Private
                                                                    Placement
Mar. 31/99               830        Common      $ 3.00      701     Services
July 6/9             400,000        Common      $ 2.00      506     Private
                                                                    Placement

Sept. 16/99           50,000        Common      $ 2.00      506     Private
                                                                    Placement
Dec. 1/99            200,000        Common      $ 1.25      506     Exercise
                                                                    Warrant
Jan. 10/00           100,000        Common      $ 1.25      506     Exercise
                                                                    Warrant
Feb. 2/00             30,000        Common      $ 6.50      405     Services
Feb. 7/00            175,000        Common      $ 5.75      506     Private
                                                                    Placement


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Alphatrade.com develops and markets browser-based products and services designed to enable users of personal computers and other consumer electronic devices to receive streaming content over the Internet. From its inception in January 1999 and throughout 1999, Alphatrade's operating activities related primarily to recruiting personnel, raising capital, purchasing operating assets, conducting research and development, building the E-Gate brand of streaming financial products and establishing a market for streaming browser-based financial products. In November 1999, Alphatrade began selling the E-Gate financial applications and in 60 days had sold over 26,000 subscriptions. Many of these subscriptions were for streaming financial information in the delayed mode. As these subscribers began using the applications, it was determined that the "real-time" subscriptions were more favorable to their needs and subsequently all of the "delayed" mode subscribers have been converted into "real-time" subscriptions. Alphatrade now offers the delayed subscriptions for no charge.

Alphatrade has a limited operating history upon which an evaluation of the company and its prospects can be based. Alphatrade's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in rapidly changing markets. There can be no assurances that Alphatrade will achieve or sustain profitability. Alphatrade has incurred significant losses from its inception and as at December 31, 1999 had a net comprehensive loss of $2,259,674. Alphatrade believes that its success will depend largely on the growth of the online trading industry and the surge in wireless technological development. Although Alphatrade expects significant growth in both those industries, their significant growth is not necessarily indicative of Alphatrade's future growth performance.

Alphatrade had limited operating revenues with which to base an evaluation as to the cost of that revenue. Alphatrade will be generating revenues from the distribution of their web-based financial products, from advertising revenues and from transaction fees. At this stage of its development, it is difficult to assess the specific costs associated with each source of revenues as gross margins may be affected by one time costs associated with such revenues such as legal fees to generate binging agreements and first time customers requiring extra documentation in dealing with a relatively new company.

Research and Development expenses consist primarily of salaries and consulting fees associated with product development and enhancement. The new products currently under development are the Universal Stock Trading Platform and Wireless Applications. To date, all research and development costs have been expensed as incurred. Alphatrade believes that an investment in research and development is crucial to attaining a strategic position in the burgeoning markets of online trading and wireless applications.

Sales and Marketing expenses will consist of salaries, sales commissions, consulting fees, trade show expenses, advertising and the cost of marketing enhancements. Alphatrade plans to increase its branding and marketing efforts and therefore expects sales and marketing expenses to increase significantly in future periods. Sales and marketing expenses for the current period were minimal as there was limited time after the product was developed with which to market.

General and Administrative expenses consist primarily of salaries, fees for professional services and consulting fees. Alphatrade expects general and administrative expenses to increase as it expands its staff and incurs additional costs related to growth of its business.

Liquidity and capital resources

Since its inception, Alphatrade has financed its operations primarily through sales of common stock. Net proceeds of these sales totaled $2,150,000. In addition, Alphatrade received $454,462 in revenue from the sale of subscriptions and a licensing agreement. $288,775 was accounted for as deferred revenues due to the nature of providing a service over a twelve month period. Subsequent to the financial statements, the delayed subscribers were converted to subscriptions with real time access to the E-Gate financial applications.

In February, 2000, Alphatrade established a subsidiary called AlphaForce which will primarily handle all of the network security issues. In addition, there is a pool of potential Java programmers and other Internet consultants that may be interested in working with Alphatrade but may not want to relocate. Alphatrade felt that having an office in the heart of Silicon Valley would not only add to our branding of our product and sales and marketing efforts, but could assist us in hiring key development personnel.

Since its inception Alphatrade has significantly increased its operating expenses. Alphatrade currently anticipates that it will continue to experience rapid expansion and increased costs of operation. Subsequent to December 31, 1999 the company financed its operations through the sale of common stock to directors. The financing was 175,000 shares at $5.75/share for total proceeds of $1,006,250. Alphatrade believes that its current cash and expected revenues will be sufficient to meet the basic operating expenses for the near future however, Alphatrade will need to raise additional working capital to proceed with the proposed expansion of our sales and marketing department. This increased revenues will come from a combination of the sale of common stock and subscription revenues.

Dependence on Key Personnel

The Company is dependent on the services of certain key people including, Penny Perfect and Gordon Muir. The loss of these persons, other key executives or personnel, or the inability to attract and retain the additional highly skilled employees required for the expansion of the Company's activities, may have a material adverse effect on the Company's business or future operations.

The Company does not intend to maintain "Key-man" life insurance on any of its executive officers or other personnel at this time.


ITEM 7. FINANCIAL STATEMENTS

Financial Statements for the year ended December 31, 1999

Independent Auditors Report

Consolidated Balance Sheet - December 31, 1999

Consolidated Statement of Operations for the period ended December 31, 1999

Consolidated Statements of Stockholders Equity to December 31, 1999

Consolidated Statements of Cash Flows to December 31, 1999

Notes to Consolidated Financial Statements

                                 ALPHATRADE.COM

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998

                                    CONTENTS



Independent Auditors' Report ..............................................  3

Balance Sheet .............................................................  4

Statements of Operations ..................................................  6

Statements of Stockholders' Equity (Deficit) ..............................  7

Statements of Cash Flows ..................................................  9

Notes to the Financial Statements ......................................... 10

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders of
AlphaTrade.com
Vancouver, B.C. Canada


We have audited the accompanying balance sheet of AlphaTrade.com at December 31, 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AlphaTrade.com at December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.


Jones, Jensen & Company
Salt Lake City, Utah
February 3, 2000

                                 ALPHATRADE.COM
                                 Balance Sheet


                                     ASSETS


                                                                 December 31,
                                                                     1999
                                                                 ------------
CURRENT ASSETS

Cash                                                               $ 92,993
Prepaid expenses                                                      7,969
                                                                    -------

Total Current Assets                                                100,962
                                                                    -------
FIXED ASSETS

Computer equipment                                                  108,790
Office equipment                                                     11,803
Software                                                             35,330
Accumulated depreciation                                            (20,144)
                                                                    -------
Total Fixed Assets                                                  135,779
                                                                    -------
OTHER ASSETS

Investment (Note 8)                                                  25,000
Technology (Note 4)                                                       -
                                                                    -------
Total Other Assets                                                   25,000
                                                                    -------
TOTAL ASSETS                                                       $261,741
                                                                   ========


   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                            Balance Sheet (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                    December 31,
                                                                        1999
                                                                    ------------
CURRENT LIABILITIES

Accounts payable                                                      $ 239,422
Deferred revenue (Note 1)                                               288,775
                                                                     ----------
Total Current Liabilities                                               528,197
                                                                     ----------
Total Liabilities                                                       528,197
                                                                     ----------
STOCKHOLDERS' EQUITY (DEFICIT)

Convertible preferred stock: par value $0.001 per
share; 10,000,000 shares authorized, 2,000,000
shares issued and outstanding (Note 3)                                    2,000
Common stock: $0.001 par value 100,000,000
shares authorized; 11,850,830 shares issued
and outstanding                                                          11,851
Additional paid-in capital                                            2,243,554
Common stock subscriptions receivable                                  (250,000)
Other comprehensive loss                                               (100,000)
Accumulated deficit                                                  (2,173,861)
                                                                     ----------
Total Stockholders' Equity (Deficit)                                   (266,456)
                                                                     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                  $ 261,741
                                                                     ==========

   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                            Statements of Operations


                                                      For the Years Ended
                                                          December 31,
                                                   -------------------------
                                                      1999          1998
                                                   -----------   -----------

REVENUE

Subscription revenue                               $    40,687   $         -
License fee revenue                                    125,000             -
                                                   -----------   -----------
Total Revenue                                          165,687             -
                                                   -----------   -----------
EXPENSES

Depreciation expense                                    20,144             -
Rent expense                                            50,877             -
General and administrative expenses                  2,242,585        11,687
                                                   -----------   -----------
Total Expenses                                       2,313,606        11,687
                                                   -----------   -----------
LOSS FROM OPERATIONS                                (2,147,919)      (11,687)

OTHER EXPENSES

 Write off of equipment                                (11,755)           -
                                                   -----------   -----------
   Total Other Expenses                                (11,755)           -
                                                   -----------   -----------
LOSS BEFORE INCOME TAX BENEFIT                      (2,159,674)           -
                                                   -----------   -----------
INCOME TAX (BENEFIT)                                         -            -
                                                   -----------   -----------
NET LOSS                                            (2,159,674)      (11,687)
                                                   -----------   -----------
OTHER COMPREHENSIVE LOSS

Loss on valuation of investment                       (100,000)           -
                                                   -----------   -----------
Total Other Comprehensive Loss                        (100,000)         -
                                                   -----------   -----------
NET COMPREHENSIVE LOSS                             $(2,259,674)  $   (11,687)
                                                   ===========   ===========
NET LOSS PER SHARE                                 $     (0.19)  $     (0.00)
                                                   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                  Statements of Stockholders' Equity (Deficit)


                                                                                                            Other
                                 Preferred Stock          Common Stock        Additional                   Compre-
                              ---------------------  ----------------------    Paid-In    Subscriptions    hensive    Accumulated
                              Shares       Amount      Shares      Amount      Capital     Receivable       Loss        Deficit
                              ------      ---------  ----------  ----------  -----------  -------------    -------    ------------
Balance,
December 31, 1997                  -      $      -   $6,000,000  $    6,000  $  (3,500)   $        -       $     -    $   (2,500)

Stock issued on
subscription for services
at $0.50 per share on
December 28, 1998                  -             -      100,000         100      49,900      (50,000)            -             -

Net loss for the year ended
December 31, 1998                  -             -            -           -           -            -             -       (11,687)
                              ------      --------   ----------  ----------  ----------   ----------       -------    ----------
Balance,
December 31, 1998                  -             -    6,100,000       6,100      46,400      (50,000)            -       (14,187)

Stock issued for technology,
recorded at predecessor
cost, January 6, 1999
(Note 6)                           -             -    4,000,000       4,000      (4,000)           -            -              -

Common stock issued for
services at $0.50 per share        -             -      100,000         100      49,900            -            -              -

Common stock issued for
cash at $1.00 per share            -             -    1,000,000       1,000     999,000            -            -              -
                              ------    ----------   ----------  ----------  ----------   ----------      -------     ----------
Balance Forward                    -    $        -   11,200,000  $   11,200  $1,091,300   $  (50,000)     $     -     $  (14,187)
                              ------    ----------   ----------  ----------  ----------   ----------      -------     ----------

   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
            Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                            Other
                                 Preferred Stock          Common Stock        Additional                   Compre-
                              ---------------------  ----------------------    Paid-In    Subscriptions    hensive    Accumulated
                                Shares     Amount      Shares      Amount      Capital     Receivable       Loss        Deficit
                              ----------  ---------  ----------  ----------  -----------  -------------    -------    ------------
Balance Forward                    -       $      -  11,200,000  $   11,200   $1,091,300   $ (50,000)     $     -      $ (14,187)

Stock issued to founders
recorded at $0.001 which
approximates predecessor
cost, January 8, 1999          2,000,000      2,000           -           -            -           -            -              -

Receipt of stock subscription      -              -           -           -            -      50,000            -              -

Loss on valuation of
investment                         -              -           -           -            -           -     (100,000)             -

Common stock issued for
cash at $1.25 per share            -              -     200,000         200      249,800    (250,000)           -              -

Common stock issued for
cash at $3.50 per share            -              -         830           1        2,904           -            -              -

Common stock issued for
cash and services at $2.00
per share                          -              -     450,000         450      899,550           -            -              -

Net loss for the year ended
December 31, 1999                  -              -           -           -            -           -            -     (2,159,674)
                              ----------  ---------- ----------  ----------   ----------  ----------   ----------    -----------
Balance, December 31, 1999     2,000,000  $    2,000 11,850,851  $   11,851   $2,243,554  $ (250,000)  $ (100,000)   $(2,173,861)
                              ==========  ==========  ==========  ==========  ==========  ==========   ==========    ===========


   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                            Statements of Cash Flows


                                                                        For the Years Ended
                                                                           December 31,
                                                                  -------------------------------
                                                                     1999                1998
                                                                  -----------         -----------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                          $(2,159,674)        $   (11,687)
Adjustments to reconcile net loss to net cash (used)
by operating activities:
Common stock issued for services                                      290,000                   -
Preferred stock issued for services                                     2,000                   -
Depreciation expense                                                   20,144                   -
Write off of equipment                                                 11,755                   -
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses                                (7,969)                  -
Increase (decrease) in accounts payable                               124,290              11,687
Increase (decrease) in accounts payable - related party               103,447                   -
Increase (decrease) in deferred revenue                               288,775                   -
                                                                  -----------         -----------
Net Cash Used by Operating Activities                              (1,327,232)                  -
                                                                  -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES

Investments in PhantomFilm.com                                       (125,000)                  -
Purchase of fixed assets                                             (167,680)                  -
                                                                  -----------         -----------
Net Cash Used by Investing Activities                                (292,680)                  -
                                                                  -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash                                        1,712,905                   -
                                                                  -----------         -----------
Net Cash Provided by Financing Activities                           1,712,905                   -
                                                                  -----------         -----------
NET CHANGE IN CASH                                                     92,993                   -

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              -                   -
                                                                  -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                          $    92,993         $         -
                                                                  ===========         ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

Interest paid                                                     $         -         $         -
Income taxes paid                                                 $         -         $         -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Common stock issued for services                                  $   290,000         $         -
Preferred stock issued for services                               $     2,000         $         -
Common stock issued for subscription receivable                   $   250,000         $    50,000


   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                       Notes to the Financial Statements
                           December 31, 1999 and 1998


NOTE 1 - NATURE OF ORGANIZATION

         This summary of significant accounting policies of AlphaTrade.com is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         a. Organization and Business Activities

         AlphaTrade.com was incorporated under the laws of the State of Nevada on June 6, 1995. The Company provides both real-time and delayed stock market quotes to subscribers via the internet. The Company was a development stage enterprise until it began operations in November 1999.

         b. Depreciation

         The cost of the property and equipment is depreciated over the estimated useful life of 5 years. Depreciation is computed using the straight-line method when the assets are placed in service.

         c. Accounting Method

         The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

         d. Cash and Cash Equivalents

         For the purpose of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

         e. Estimates

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

         f. Basic Loss Per Share

         The computation of basic loss per share of common stock is based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents have not been included because they are antidilutive in nature.

                                 ALPHATRADE.COM
                       Notes to the Financial Statements
                           December 31, 1999 and 1998


NOTE 1 - NATURE OF ORGANIZATION (Continued)

         f. Basic Loss Per Share (Continued)

                                         For the Year Ended
                                         December 31, 1999
                             ----------------------------------------------
                                Loss            Shares           Per Share
                             (Numerator)     (Denominator)        Amount
                             -----------     -------------     ------------

     Net loss                $(2,159,674)       11,303,391     $      (0.19)
                             ===========     =============     ============


                                          For the Year Ended
                                         December 31, 1999
                             ----------------------------------------------
                                Loss            Shares           Per Share
                             (Numerator)     (Denominator)        Amount
                             -----------     -------------     ------------

     Net loss                $ (11,687)          6,000,822     $      (0.00)
                             ===========     =============     ============


         g. Income Taxes

         No provision for income taxes has been accrued because the Company has net operating losses from inception. The net operating loss carryforwards of approximately $2,250,000 at December 31, 1999 expire in 2019. No tax benefit has been reported in the financial statements because the Company is uncertain if the carryforwards will expire unused. Accordingly, the potential tax benefits are offset by a valuation account of the same amount.

         h. Revenue Recognition

         The Company amortizes subscription fees over the life of the contract, typically one year. At December 31, 1999, the Company had deferred revenue of $288,775 which relates to subscriptions to the Company quotation services which were received in November and December 1999.

                                 ALPHATRADE.COM
                       Notes to the Financial Statements
                           December 31, 1999 and 1998


 NOTE 1 - NATURE OF ORGANIZATION

          i. Recent Accounting Pronouncements

          In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

          j. Advertising

          The Company follows the policy of charging the costs of advertising to expense as incurred.


NOTE 2 - FIXED ASSETS

         Fixed assets at December 31, 1999 consisted of the following:

                                                         December 31,
                                                            1999
                                                         ------------
Office equipment                                         $     11,803
Computer equipment                                            108,790
Software                                                       35,330
Less accumulated depreciation                                 (20,144)
                                                         ------------
                                                         $    135,779
                                                         ============


          Depreciation expense for the years ended December 31, 1999 and 1998 was $20,144 and $-0-, respectively.

 NOTE 3 - CONVERTIBLE PREFERRED STOCK

          The Company has 2,000,000 outstanding shares of convertible Class "A" preferred stock with the following features:

          o Each preferred share is convertible into five underlying common shares at a conversion price of $0.05 per common share.

          o Each holder of Class "A" preferred shares shall be entitled to five(5) votes (which can be voted prior to conversion) for every preferred share held to vote on any matters brought before the shareholders of the Company.

          o    The preferred shares are assignable.

          o The preferred shares vest immediately to the holder upon issuance and cannot be canceled.

                                 ALPHATRADE.COM
                       Notes to the Financial Statements
                           December 31, 1999 and 1998


 NOTE 4 - PURCHASE OF TECHNOLOGY

          On January 4, 1999, the Board of Directors issued 4,000,000 shares of unregistered restricted common stock for the purchase of software for development and eventual resale. The acquired software is still in a developmental state and has uncertain net realizable value. The software was recorded at its predecessor cost of $-0-.

 NOTE 5 - OPTIONS

          At December 31, 1999, the Company had authorized the following options pursuant to the 1999 stock option plan:


                      Exercise         Number         Number          Number
                       Price         Authorized      Exercised      Outstanding
                   -------------    ------------   -------------    ------------
                      $    1.00       1,200,000                -       1,200,000
                      $    3.50         800,000                -         800,000
                                    -----------                     ------------
                                      2,000,000                        2,000,000
                                   ============                     ============

   At December 31, 1999, the Company had granted the following stock options:

            Grant       Exercise        Vesting         Number         Number
            Date          Price          Dates         Granted      Outstanding
        ------------    ---------    -------------   ------------   ------------
              1/6/99        $1.00    20% each year         80,000         80,000
                                         2000-2004
              1/6/99        $1.00      Immediately        700,000        700,000
              1/6/99        $1.00      Immediately         60,000         60,000
              9/1/99        $3.50    20% each year        660,000        660,000
                                         2000-2004
            12/20/99        $7.00      Immediately         50,000         50,000
                                                     ------------   ------------
            Total                                       1,500,000      1,500,000
                                                     ============   ============

NOTE 6 - WARRANTS

    The Company had the following warrants outstanding at December 31, 1999:

                            Number of    Number of
  Grant       Exercise       Shares        Shares        Total       Expiration
   Date        Price        Granted      Exercised     Remaining        Date
----------  ------------  ------------  ------------  ------------  ------------
    1/7/99        $ 1.25     1,000,000       200,000       800,000      1/7/2001
    6/7/99        $ 2.50       500,000             -       500,000      6/7/2001
  10/19/99        $4.875       600,000             -       600,000    10/19/2001
  11/16/99        $ 6.25         5,000             -         5,000    11/10/2002
  11/11/99        $ 7.00       150,000             -       150,000    11/11/2004


          All warrants were issued at prices equal to or exceeding the trading value of the stock on the date of grant.

                                 ALPHATRADE.COM
                       Notes to the Financial Statements
                           December 31, 1999 and 1998


 NOTE 7 - STOCK SUBSCRIPTION RECEIVABLE

          The Company has issued 200,000 shares of its common stock pursuant to a subscription. The subscription price is $1.25 per share and the subscription provides that if the shares are not paid for by January 8, 2001, the shares will be canceled.

 NOTE 8 - INVESTMENT

          In June 1999, the Company sold a non-exclusive licensing agreement to PhantomFilm.com for $125,000. The Company received 250,000 shares of PhantomFilm.com stock originally valued at $0.50 per share. At December 31, 1999, the stock was worth $0.10 per share. Accordingly, a loss on valuation of investment for $100,000 has been recorded as an other comprehensive loss. The PhantomFilm.com stock is classified as available for sale.

 NOTE 9 - COMMITMENTS AND CONTINGENCIES

          Office Lease

          The Company leases office space on a month-to-month basis. The monthly lease payment is $5,000. Rent expense for the year ended December 31, 1999 was $50,877.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None


                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding the executive officers and directors of the Company:


Name                Age  Position

Gordon Muir         46   Founder, Chairman of the Board, Director
Penny Perfect       46   Founder, Chief Executive Officer, President, Director
Victor Cardenas*    49   Director
J. Michael Pinkney  58   Secretary/Treasurer, Director
Lisa McVeigh*       36   Director
Ralph Drewitt*      75   Director


*  Member of the audit committee

GORDON MUIR has served as Chairman and a Director of AlphaTrade since October 21, 1999. Mr. Muir is an independent investor and business consultant. He was the founder of Navmaster Technologies, a company credited with developing the first GPS charting systems for the Marine Industry that relied on optical imaging instead of expensive and cumbersome computers. He has over fifteen years experience in senior level management in a variety of business mainly in the automotive and industrial industries.

PENNY PERFECT has served as Chief Executive Officer, President and a Director of AlphaTrade since October 21, 1999. Previously Ms. Perfect was the President of her own firm which was involved in providing Public Relations and Investment Banking services for early stage development companies. Prior to establishing her own firm, Ms. Perfect was a stockbroker for over five years with a firm specializing in venture capital and capital pool financings. She was also involved in many aspects of tax advantaged investment products from structuring to actually raising the capital for the project. These projects involved restaurants, hotel operations, franchises, apartment blocks, mining companies, wineries, medical companies and many others. Ms. Perfect has a Bachelor of Education from the University of Alberta, Canada. She has ten years of study in the field of Neuro-Linquistic Programming.

VICTOR D. CARDENAS has served as a Director since December 23, 1998 and served as President from December 23, 1998 to October 21, 1999. For over thirty years Mr. Cardenas has been a Senior Level Manager with IBM and as such has been involved in marketing, sales and computer software systems development. He is currently a Utilities Industry Executive. Mr. Cardenas holds a Bachelors Degree in Electrical Engineering from IPN in Mexico City, Mexico and has attended a one year accelerated Business Management program in New York. He has also taken business education courses at Harvard University and Cambridge University, UK.

J. MICHAEL PINKNEY has served as a Director and Secretary/Treasurer since December 23, 1998. Mr. Pinkney earned a Bachelor's degree in Commerce from the University of Alberta, Canada. He was employed with the Alberta Government for over twenty years as a Senior Administrator. Since 1996 he has been working as an independent contractor specializing with large corporate clients.

LISA MCVEIGH has served as a Director since January 21, 2000. Ms. McVeigh has held the position of Financial Officer with British Columbia Film for ten years.

RALPH DREWITT has served as a Director since January 21, 2000. Mr. Drewitt has been a businessman for over 40 years specializing in investment banking and mortgage financing. He has worked in several diverse industries such as trucking, clothing and manufacturing in the capacity of owner or senior officer.


DIRECTOR COMPENSATION

Directors of the Company receive no cash compensation for their services as directors, other than reimbursement for certain expenses in connection with attendance at board meetings. In 1999 J. Michael Pinkney was reimbursed travel and miscellaneous expenses of $12,000. In 1999 the Directors were issued the following stock options, none of which have been exercised to date.


Date              Name                   Exercise Price     Number of Options
-------------     -------------          --------------     -----------------
January 6/99      Penny Perfect          $1.00              350,000
January 6/99      Gordon Muir            $1.00              350,000
January 6/99      J. Michael Pinkney     $1.00              50,000
Sept. 1, 1999     J. Michael Pinkney     $3.50              25,000
Sept. 1, 1999     Victor Cardenas        $3.50              25,000
Sept. 1, 1999     Ralph Drewitt          $3.50              25,000
Sept. 1, 1999     Lisa McVeigh           $3.50              25,000


All options expire ten years after the grant date. The exercise price represents the fair market value of the common stock on the date the stock option was granted.


FAMILY RELATIONSHIPS

Gordon Muir and Penny Perfect are married. There are no other family relationships between any other Directors or executive Officers of the Company.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To the knowledge of management, during the past five years, no present or former director or an executive officer of the Company:

1) Filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2) Was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offences);

3) Was the subject of any order, judgement or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his involvement in any type of business, securities or banking activities (except as previously noted);

4) Was found by a court of competent jurisdiction in a civil action by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgement in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

ITEM 10. EXECUTIVE COMPENSATION

The following table shows compensation earned during fiscal 1998 and 1999 by the Chairman of the Board, Chief Executive Officer, Vice-President, Marketing and the Chief Technical Officer. Titles shown on the table are titles held at December 31, 1999 with the exception of Rafael deNoyo who is no longer with the Company. The information in the table includes salaries, bonuses, stock options granted, restricted stock awards granted and other miscellaneous compensation. We have no long term compensation benefits other than stock options. No executive officer held office in 1997 and therefore did not receive annual compensation in fiscal 1997.


                           SUMMARY COMPENSATION TABLE

                                                                               Long Term and Other
                            Annual Compensation                                   Compensation
                         -------------------------                         ---------------------------
                                                                            Number of
                                                                           Securities      All Other
Name and 1999            Fiscal                         Other Annual       Underlying     Compensation
Principal Positions       Year     Salary    Bonus     Compensation(1)      Options           ($)
-------------------      ------    ------    -----     ---------------     ----------     ------------
Penny Perfect             1998         --       --              --                --           --
President and
Chief Executive Officer   1999   $120,000       --         $25,000           350,000           --

Gordon J. Muir            1998         --       --              --                --           --

Chairman            1999     $120,000          --    $25,000    350,000       --

Dean Fox            1998           --          --         --         --       --
Vice-President,
Marketing           1999     $ 16,500(2)   $5,000         --    100,000       --

Rafael DeNoyo       1998     $  6,670          --         --         --       --
Chief Technical
Officer             1999     $ 44,330     $20,000         --         --       --


1) Other annual compensation is the value of the 25,000 restricted stock awards granted and earned in 1999 by either of Penny Perfect and Gordon Muir.


     Bonuses and Deferred Compensation

     None of the Directors or executive officers received a bonus or deferred compensation other than as noted above.

     Compensation Pursuant to Plans - None

     Pension Table - None - not applicable

     Other Compensation

     None of the Directors receive a fee for serving as Directors of the Company. Directors are reimbursed for direct out-of-pocket expenses for attendance at meetings of the Board of Directors and for expenses incurred for and on behalf of the Company.

     COMPLIANCE WITH SECTION 16 OF THE EXCHANGE ACT.

     The following table sets forth the names of each person who, at any time during the fiscal year ended December 31, 1999, was a director, executive officer, or beneficial owner of more than ten percent of the Common Stock ("Reporting Person"), and failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), during such fiscal year or prior fiscal years:

                                                                 Known failure
               Number of        Number of Transactions Not         to file a
  Name       Late Reports       Reported on a Timely Basis      Required Report
------       ------------       --------------------------      ---------------



None


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the stock ownership as of December 31, 1999, of: (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Company's common stock; and (ii) directly or indirectly by each director, by each person who was an executive officer during the fiscal year ending December 31, 1999 and by directors and executive officers of the Company as a group:

(i) Larger than 5% shareholders

Title of Class         Beneficial Owner              of Share          Of Class
--------------    --------------------------       ------------       ----------
Common            Penny Perfect - CEO/Pres            925,000             8%

Common            Gordon J. Muir - Chairman           910,000             8%

Common            Unicorn Trade & Commerce (1)      4,000,000            33%

Common            Emerald Marketing Ltd. (2)          700,000             6%


(1) Subsequent to December 31, 1999, the shares of Unicorn were acquired by Sandy Coastline Investments Ltd., a company in which Penny Perfect and Gordon Muir have a beneficial interest. A Pooling Agreement dated January 6, 1999 governs the resale of these securities. On March 15, 2000 the Company received an unsubstantiated claim for 1,600,000 of the shares beneficially owned by Rafael DeNoyo.

(2) Subsequent to December 31, 1999, Emerald Marketing Ltd. acquired a further 100,000 common shares through the exercise of a Warrant.


(ii)Shareholdings of Directors and Executive Officers

                                                      Number          Percentage
Title of Class         Beneficial Owner              of Share          Of Class
--------------    --------------------------       ------------       ----------
Common            Penny Perfect - CEO/Pres            925,000
                  Director                                                8%

Common            Gordon J. Muir - Chairman           910,000
                  Director                                                8%

  Common          Victor Cardenas - Director            50,000       .04%

  Common          J. Michael Pinkney - Director        330,000         3%

  Common          All executive officers and
                  directors as a group (four
                  persons)                           2,215,000        18%

  Class A         All executive officers and
  Preferred       directors As a group (two          2,000,000       100%
                  persons)


Subsequent to December 31, 1999, two companies in which Penny Perfect and Gordon Muir have a beneficial interest completed a private placement of 175,000 shares at $5.75 per share for total proceeds of $1,006,250.


1999 STOCK INCENTIVE PLAN

A Stock Incentive Plan was adopted in 1999 authorizing the issuance of the following shares to Directors, Executive Officers, Employees and Consultants of which the unexercised balances are as follows:


                    Exercise            Number               Number
                     Price            Authorized          Outstanding
                    --------          ----------          -----------
1999 Plan            $1.00             1,200,000           1,194,000
1999 Plan            $3.50               800,000             800,000


PREFERRED SHARES

The Company has authorized 10,000,000 preferred shares, $0.001 par value per share, to be issued in series with attributes to be determined by the Board of Directors. A Series of 2,000,000 shares of Class "A" Preferred Stock has been authorized by the Board of Directors. The Class "A" Preferred Stock, all of which are currently outstanding, has the following rights, privileges and preferences:

   o Each share is convertible into five shares of common stock at a conversion price of $0.05 per share;
   o Each share is accorded five votes on any matter submitted to the stockholders of the Company;
   o There shares are assignable, subject to compliance with any applicable securities laws, rules and regulations;

   o Ownership of these shares vests on issuance, and they are not subject to cancellation.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transaction with Management and Others

During the past two years, there have been no material transactions, series of similar transactions or currently proposed transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.


Certain Business Relationships

During the past two years, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 an in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management

During the past two years, there have been no material transactions, series of similar transactions or currently proposed transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.


Parents of the Issuer

Except and to the extent that Gordon Muir and Penny Perfect may be deemed to be a parent of the company by virtue of their substantial stock ownership, the Company has no parents.

Transactions with Promoters

During the past two years, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 an in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.



ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K


Exhibit
Number    Description of Exhibits
--------  -------------------------------------------

Exhibits incorporated herein by reference.

3.1       Initial Articles of Incorporation dated June 6, 1995 (1)

3.2       By-laws (1)

3.3 Certificate of Amendment increasing the authorized capital to 25,000,000 shares of common stock, par value $0.001, and effected an 80 for one forward split of the outstanding common stock (10/21/98) (1)

3.4 Certificate of Amendment changing the name of the Company to "Honor One Corporation" (10/29/98) (1)

3.5 Certificate of Amendment effecting a three for one forward split of the outstanding common stock (12/18/98) (1)

3.6 Certificate of Amendment increasing the authorized capital to 100,000,000 shares of common stock, par value $0.001; 10,000,000 shares of preferred stock, par value $0.001; created a series of 2,000,000 shares of Class A Preferred Stock; and changed its name from "Honor One Corporation" to "Alphatrade.com" (1/5/99) (1).

10.1      Asset Purchase Agreement between the Company and
          Unicorn, dated January 6, 1999 (1)

10.2   1999 Stock Incentive Plan (2)

10.3   Licensing Agreement with PhantomFilm.com (1)


8-K Current Report dated was filed by the Company with the Securities and Exchange Commission on June 25, 1999, respecting a Complaint filed in the District Court, Clark, County Nevada (see item 3 - Legal Proceedings), and is incorporated herein by reference.

8-K Current Report dated was filed by the Company with the Securities and Exchange Commission on February 8, 2000, respecting a financing, and is incorporated herein by reference.

_____________________________

   (1) Incorporated by reference from the Company's Form 10-SB/A-2 filed on November 23, 1999.
   (2) Incorporated by reference from the Company's Form S-8 filed December 20, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       ALPHATRADE.COM



Dated: March 28, 2000                                  By: /s/Penny Perfect
                                                       Penny Perfect
                                                       President and CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities, and on the dates, indicated.



Signature                     Title           Date

/s/ Gordon Muir               Director       March 28, 2000
-----------------------
Gordon J. Muir


/s/  Penny Perfect            Director       March 28, 2000
-----------------------
Penny Perfect


/s/  J. Michael Pinkney       Director       March 28, 2000
-----------------------
J. Michael Pinkney


/s/  Victor Cardenas          Director       March 28, 2000
-----------------------
Victor Cardenas


/s/ Lisa McVeigh              Director       March 28, 2000
-----------------------
Lisa McVeigh


/s/ Ralph Drewitt             Director       March 28, 2000
-----------------------
Ralph Drewitt