Form 10QSB
period 2000-03-31
ALPHATRADE COM
filed 2000-05-22
CIK 1076462

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2000
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

                       Suite 400, 1111 West Georgia Street
                    Vancouver, British Columbia, Canada V6E 4M3
                    -------------------------------------------
                      (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (604) 689-5377

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

                              March 31, 2000

                          Common - 12,158,787 shares



                    DOCUMENTS INCORPORATED BY REFERENCE

                              NONE.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Consolidated Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and reviewed by the Company's independent auditors, HJ & Associates LLC (formerly known as "Jones, Jensen & Company") and commence on the following page, together with related Notes. In the opinion of management, the Consolidated Financial Statements fairly present the financial condition of the Company.

                                ALPHATRADE.COM

                             FINANCIAL STATEMENTS

                     March 31, 2000 and December 31, 1999

                                C O N T E N T S


Independent Accountants' Review Report . . . . . . . . . . . . . . . .  3

Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

Statements of Operations . . . . . . . . . . . . . . . . . . . . . . .  6

Statements of Stockholders' Equity (Deficit) . . . . . . . . . . . . .  7

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . .9

Notes to the Financial Statements. . . . . . . . . . . . . . . . . . . 10

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Stockholders of
AlphaTrade.com
Vancouver, B.C. Canada

We have reviewed the accompanying balance sheet of AlphaTrade.com as of March 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of AlphaTrade.com as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 3, 2000, we expressed an unqualified opinion on those consolidated financial statements.

HJ & Associates, LLC
Salt Lake City, Utah
May 10, 2000

                                ALPHATRADE.COM
                                Balance Sheets


                                    ASSETS

                                                 March 31,      December 31,
                                                   2000             1999


CURRENT ASSETS

 Cash                                            $      54,316  $    92,993
 Prepaid expenses                                      163,395        7,969

  Total Current Assets                                 217,711      100,962

FIXED ASSETS

 Computer equipment                                    124,290      108,790
 Office equipment                                       13,853       11,803
 Software                                               54,997       35,330
 Accumulated depreciation                              (29,273)     (20,144)

  Total Fixed Assets                                   163,867      135,779

OTHER ASSETS

 Investment (Note 8)                                    75,000       25,000
 Technology (Note 4)                                       -            -

  Total Other Assets                                    75,000       25,000

  TOTAL ASSETS                                   $     456,578  $   261,741


                                ALPHATRADE.COM
                          Balance Sheets (Continued)

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                 March 31,      December 31,
                                                  2000              1999


CURRENT LIABILITIES

 Accounts payable                                $     391,855  $    239,422
 Deferred revenue (Note 1)                              96,258       288,775

  Total Current Liabilities                            488,113       528,197

  Total Liabilities                                    488,113       528,197

STOCKHOLDERS' EQUITY (DEFICIT)

 Convertible preferred stock: par value $0.001 per
  share; 10,000,000 shares authorized, 2,000,000
  shares issued and outstanding (Note 3)                 2,000         2,000
 Common stock: $0.001 par value 100,000,000
  shares authorized; 12,158,787 and 11,850,830 shares
  issued and outstanding, respectively                  12,159        11,851
 Additional paid-in capital                          3,305,675
 2,243,554
 Common stock subscriptions receivable                 (58,171)     (250,000)
 Other comprehensive loss                              (50,000)     (100,000)
 Accumulated deficit                                (3,243,198)   (2,173,861)

   Total Stockholders' Equity (Deficit)                (31,535)     (266,456)

   TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                             $     456,578  $    261,741


                                ALPHATRADE.COM
                           Statements of Operations


                                                 For the Three Months Ended
                                                          March 31,
                                                 2000           1999


REVENUE

 Subscription revenue                            $     192,764  $        -
 License fee revenue                                    -
    -

  Total Revenue                                        192,764           -

EXPENSES

 Depreciation expense                                    9,129         2,077
 Rent expense                                           24,532         9,926
 General and administrative expenses                 1,228,440       555,547

  Total Expenses                                     1,262,101       567,550

LOSS FROM OPERATIONS                                (1,069,337)     (567,550)

INCOME TAX (BENEFIT)                                       -             -

NET LOSS                                            (1,069,337)     (567,550)

OTHER COMPREHENSIVE GAIN

 Gain on valuation of investment                        50,000           -


  Total Other Comprehensive Gain                        50,000           -


NET COMPREHENSIVE LOSS                           $  (1,019,337) $   (567,550)

NET LOSS PER SHARE                               $       (0.09) $      (0.05)


                                ALPHATRADE.COM
                 Statements of Stockholders' Equity (Deficit)


                               Preferred Stock         Common Stock
                              Shares     Amount      Shares       Amount


Balance,
 December 31, 1998                    -   $       -    6,100,000  $     6,100

Stock issued for technology,
 recorded at predecessor
 cost, January 6, 1999
 (Note 6)                             -           -    4,000,000        4,000

Common stock issued for
 services at $0.50 per share          -           -      100,000          100

Common stock issued for
 cash at $1.00 per share              -           -    1,000,000        1,000

Stock issued to founders
 recorded at $0.001 which
 approximates predecessor
 cost, January 8, 1999          2,000,000       2,000        -            -

Receipt of stock subscription         -           -          -            -

Loss on valuation of
 investment                           -           -          -            -

Common stock issued for
 cash at $1.25 per share              -           -      200,000          200

Balance Forward                 2,000,000 $     2,000 11,400,000  $    11,400




                           Additional               Other
                           Paid-in    Subscriptions Comprehensive Accumulated
                           Capitol    Receivable    Loss          Deficit


Balance,
 December 31, 1998            $   46,400  $  (50,000)$        -   $   (14,187)

Stock issued for technology,
 recorded at predecessor
 cost, January 6, 1999
 (Note 6)                         (4,000)        -            -           -

Common stock issued for
 services at $0.50 per share      49,900         -            -           -

Common stock issued for
 cash at $1.00 per share         999,000         -            -           -

Stock issued to founders
 recorded at $0.001 which
 approximates predecessor
 cost, January 8, 1999               -           -            -           -

Receipt of stock subscription        -        50,000          -           -

Loss on valuation of
investment                           -           -       (100,000)        -

Common stock issued for
cash at $1.25 per share          249,800    (250,000)         -           -

Balance Forward               $1,341,100  $ (250,000)$   (100,000)$   (14,187)


                                ALPHATRADE.COM
           Statements of Stockholders' Equity (Deficit) (Continued)


                               Preferred Stock         Common Stock
                              Shares     Amount      Shares       Amount


Balance Forward                 2,000,000 $    2,000   11,400,000 $    11,400

Common stock issued for
 cash at $3.50 per share              -          -            830           1


Common stock issued for
 cash and services at $2.00
 per share                            -          -        450,000         450

Net loss for the year ended
 December 31, 1999                    -          -            -           -

Balance, December 31, 1999      2,000,000      2,000   11,850,830      11,851

Stock issued on exercise of
 warrants at $1.25 per share          -          -        100,000         100

Stock issued on for services at
 $6.25 per share                      -          -         50,000          50

Stock issued on exercise of
 options and for services at
 $1.00 per share                      -          -         60,000          60

Stock issued for prepaid
 expenses at $6.50 per
 share                                -          -         27,500          28

Stock issued for services
 at $6.50 per share                   -          -          2,500           2

Balance Forward                 2,000,000 $    2,000   12,090,830 $    12,091



                           Additional               Other
                           Paid-in    Subscriptions Comprehensive Accumulated
                           Capitol    Receivable    Loss          Deficit


Balance Forward               $ 1,341,100 $ (250,000)$   (100,000)$   (14,187)

Common stock issued for
 cash at $3.50 per share            2,904        -            -           -

Common stock issued for
 cash and services at $2.00
 per share                         899,550       -            -           -

Net loss for the year ended
 December 31, 1999                     -         -            -    (2,159,674)

Balance, December 31, 1999       2,243,554  (250,000)    (100,000) (2,173,861)

Stock issued on exercise of
 warrants at $1.25 per share       124,900  (125,000)         -           -

Stock issued on for services
 at  $6.25 per share               312,450       -            -           -

Stock issued on exercise of
 options and for services at
 $1.00 per share                    59,940       -            -           -

Stock issued for prepaid
 expenses at $6.50 per share       178,722       -            -           -

Stock issued for services
 at $6.50 per share                 16,248       -            -           -

Balance Forward               $  2,935,814$ (375,000)$   (100,000)$(2,173,861)


                                ALPHATRADE.COM
           Statements of Stockholders' Equity (Deficit) (Continued)


                               Preferred Stock         Common Stock
                              Shares     Amount      Shares       Amount


Balance Forward                 2,000,000 $    2,000   12,090,830 $    12,091

Common stock issued for
 cash at $5.75 per share              -          -         51,521          52

Common stock issued for
 services at $5.75 per share          -          -         10,436          10

Compensation on warrants
issued below market value
 at $8.25 per share                   -          -            -           -

Stock issued on exercise of
 options at $1.00 per share           -          -          4,000           4

Stock issued on exercise of
 options at $1.00 per share           -          -          2,000           2

Receipt of stock subscription         -          -            -           -

Gain on valuation of investment       -          -            -           -

Net loss for the three months
 ended March 31, 2000                 -          -            -           -

Balance, March 31, 2000         2,000,000 $    2,000   12,158,787 $    12,159


                           Additional               Other
                           Paid-in    Subscriptions Comprehensive Accumulated
                           Capitol    Receivable    Loss          Deficit


Balance Forward               $ 2,935,814 $ (375,000)$   (100,000)$(2,173,861)

Common stock issued for
 cash at $5.75 per share          296,193     (8,245)         -           -

Common stock issued for
 services at $5.75 per share       59,990        -            -           -

Compensation on warrants
issued below market value
 at $8.25 per share                 7,684        -            -           -

Stock issued on exercise of
 options at $1.00 per share         3,996     (4,000)         -           -

Stock issued on exercise of
 options at $1.00 per share         1,998     (2,000)         -           -

Receipt of stock subscription         -      331,074          -           -

Gain on valuation of investment       -          -         50,000         -

Net loss for the three months
 ended March 31, 2000                 -          -            -    (1,069,357)

Balance, March 31, 2000       $ 3,305,675 $  (58,171)$    (50,000)$(3,243,198)


                                ALPHATRADE.COM
                           Statements of Cash Flows


                                                  For the Three Months Ended
                                                           March 31,
                                                      2000          1999


CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                     $ (1,069,337) $    (567,550)

     Adjustments to reconcile net loss to net cash (used) by operating activities:

          Common stock issued for services             448,750         50,000

          Compensation on warrants issued below
          market value                                   7,684            -

          Preferred stock issued for services              -            2,000

          Depreciation expense                           9,129          2,077

     Changes in operating assets and liabilities:

          (Increase) decrease in prepaid expenses       23,324           (205)

          Increase (decrease) in accounts payable      179,597         86,436

          Increase (decrease) in accounts payable
           - related party                             (27,164)       126,913

          Increase (decrease) in deferred revenue     (192,517)           -

               Net Cash Used by Operating
               Activities                             (620,534)      (300,329)

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of fixed assets                          (37,217)       (68,100)

               Net Cash Used by Investing
               Activities                              (37,217)       (68,100)

CASH FLOWS FROM FINANCING ACTIVITIES

     Common stock issued for cash                      288,000        368,429

     Receipt of stock subscription                     331,074            -

               Net Cash Provided by Financing
               Activities                              619,074        368,429

NET CHANGE IN CASH                                     (38,677)           -

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          92,993            -


CASH AND CASH EQUIVALENTS AT END OF YEAR          $     54,316  $         -


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

     Interest paid                                $        -    $         -

     Income taxes paid                            $        -    $         -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

     Common stock issued for services             $    448,750  $         -

     Preferred stock issued for services          $        -    $       2,000

     Common stock issued for subscription
     receivable                                   $      6,000  $         -

         Warrants issued below market value       $      7,684  $         -


                                ALPHATRADE.COM
                      Notes to the Financial Statements
                     March 31, 2000 and December 31, 1999


NOTE 1-NATURE OF ORGANIZATION

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

                                ALPHATRADE.COM
                      Notes to the Financial Statements
                     March 31, 2000 and December 31, 1999


NOTE 1-NATURE OF ORGANIZATION (Continued)

       f.  Basic Loss Per Share (Continued)



                                               For the Three Months Ended
                                                    March 31, 2000
                                             Loss      Shares     Per Share
                                          (Numerator)(Denominator)  Amount




       Net loss                          $ (1,069,337) 12,078,432 $   (0.09)

                                               For the Three Months Ended
                                                    March 31, 1999
                                             Loss      Shares     Per Share
                                          (Numerator)(Denominator)  Amount

       Net loss                          $   (567,550) 10,897,802 $   (0.05)


       g.  Income Taxes

       No provision for income taxes has been accrued because the Company has net operating losses from inception. The net operating loss carryforwards of approximately $3,330,000 at March 31, 2000 expire in 2020. No tax benefit has been reported in the financial statements because the Company is uncertain if the carryforwards will expire unused. Accordingly, the potential tax benefits are offset by a valuation account of the same amount.

       h.  Revenue Recognition

       The Company amortizes subscription fees over the life of the contract, typically one year, or on a monthly basis, as billed. At March 31, 2000, the Company had deferred revenue of $96,258 which relates to subscriptions to the Company quotation services which were received in November and December 1999. No subscriptions had been received prior to November 1999.

                                ALPHATRADE.COM
                      Notes to the Financial Statements
                     March 31, 2000 and December 31, 1999


NOTE 1-NATURE OF ORGANIZATION

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

NOTE 2-FIXED ASSETS

       Fixed assets at March 31, 2000 consisted of the following:


                                                             March 31,
                                                               2000

               Computer equipment                           $    124,290
               Office equipment                                   13,853
               Software                                           54,997
               Less accumulated depreciation                     (29,273)

                                                            $    163,867

       Depreciation expense for the three months ended March 31, 2000 and 1999 was $9,129 and $2,077, respectively.

NOTE 3-CONVERTIBLE PREFERRED STOCK

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

                                ALPHATRADE.COM
                      Notes to the Financial Statements
                     March 31, 2000 and December 31, 1999


NOTE 4-PURCHASE OF TECHNOLOGY

       On January 4, 1999, the Board of Directors issued 4,000,000 shares of unregistered restricted common stock for the purchase of software for development and eventual resale. The acquired software is still in a developmental state and has uncertain net realizable value. The software was recorded at its predecessor cost of $-0-.

NOTE 5-OPTIONS

       At March 31, 2000, the Company had authorized the following options pursuant to the 1999 stock option plan:

                            Exercise      Number      Number      Number
                              Price     Authorized   Exercised  Outstanding

                            $   1.00     1,200,000         -      1,134,000
                            $   3.50       800,000         -        800,000

                                         2,000,000                1,934,000


       At March 31, 2000, the Company had granted the following stock options:


               Grant       Exercise      Vesting      Number       Number
                Date        Price         Dates       Granted    Outstanding

               1/6/99      $   1.00    20% each year   80,000      74,000
                                         2000-2004
               1/6/99      $   1.00     Immediately   700,000     700,000
               1/6/99      $   1.00     Immediately    60,000         -
               9/1/99      $   3.50    20% each year  660,000     660,000
                                         2000-2004

               Total                                1,500,000    ,434,000


NOTE 6-WARRANTS

       The Company had the following warrants outstanding at March 31, 2000:

                        Number of    Number of
Grant      Exercise     Shares       Shares      Total         Expiration
 Date       Price       Granted      Exercised   Remaining     Date


1/7/1999     $   1.25       1,000,000     300,000      700,000      1/7/2001
6/7/1999     $   2.50         500,000         -        500,000      6/7/2001
10/19/1999   $  4.875         600,000         -        600,000    10/19/2001
11/16/1999   $   6.25           5,000         -          5,000    11/10/2002
11/11/99     $   7.00         150,000         -        150,000    11/11/2004
2/7/2000     $   8.25         123,914         -        123,914      2/7/2005


                                ALPHATRADE.COM
                      Notes to the Financial Statements
                     March 31, 2000 and December 31, 1999

NOTE 6-WARRANTS

       All warrants granted through December 31, 1999 were issued at prices equal to or exceeding the trading value of the stock on the date of grant.

       The warrants issued on February 7, 2000 were issued at a price below the trading value of the stock on that date. Accordingly, compensation expense of $7,684 has been recorded on the difference between the trading price of $8.31 per share and the exercise price of $8.25 per share.

NOTE 7-STOCK SUBSCRIPTION RECEIVABLE

       The Company has issued 100,000 shares of its common stock pursuant to a subscription. The subscription price is $1.25 per share and the subscription provides that if the shares are not paid for by January 8, 2001, the shares will be canceled. At March 31, 2000, the balance due on the subscription was $55,426.

       The Company has issued 4,000 shares of its common stock pursuant to a subscription. The subscription price is $1.00 per share. At March 31, 2000, the balance due on the subscription was $4,000.

       The Company has received funds of $11,500 pursuant to an anticipated subscription agreement. The subscription was approved by the Company on April 20, 2000 for 5,750 shares at a price of $2.00 per share.

NOTE 8-INVESTMENT

       In June 1999, the Company sold a non-exclusive licensing agreement to PhantomFilm.com for $125,000. The Company received 250,000 shares of PhantomFilm.com stock originally valued at $0.50 per share. At December 31, 1999, the stock was worth $0.10 per share. Accordingly, a loss on valuation of investment for $100,000 was recorded as an other comprehensive loss for the year ended December 31, 1999. The PhantomFilm.com stock is classified as available for sale. At March 31, 2000, the stock was worth $0.30 per share. Accordingly, a gain on valuation of investment for $50,000 has been recorded as an other comprehensive gain for the three months ended March 31, 2000.

NOTE 9-COMMITMENTS AND CONTINGENCIES

       Office Lease

       The Company leases office space on a month-to-month basis. The monthly lease payment is $5,000. Rent related expense for the three months ended March 31, 2000 and 1999 was $24,532 and $9,926, respectively.

                                ALPHATRADE.COM
                      Notes to the Financial Statements
                     March 31, 2000 and December 31, 1999


NOTE 9-COMMITMENTS AND CONTINGENCIES (Continued)


       Consulting Agreement

       On December 20, 1999, the Company signed a consulting agreement with Renmark Financial Communications (Renmark) for an initial period of 3 months beginning January 1, 2000, renewable for a further 12 month period. Renmark will provide investor relations and communications services to the Company. Terms of the agreement are as follows:

       1)   a monthly fee of $5,000:
       2) Renmark will be granted an option to purchase a total of 150,000 shares of the Corporation at an exercise price of $7.00 per share, according to the following vesting schedule:

            a)   50,000 shares upon execution of this agreement;
            b)   25,000 shares at March 31, 2000; 25,000 at June 30, 2000;
                 25,000 at September 30, 2000 and 25,000 at December 31, 2000.

       This agreement was canceled in January 2000. Accordingly, all options granted to Renmark under this agreement were canceled effective January 31, 2000.

NOTE 10-SUBSEQUENT EVENTS

       On April 20, 2000, the Company accepted subscription agreements from various related parties. The subscription agreements call for the Company to issue 325,000 shares for $650,000 at a price of $2.00 per share. Each share has two warrants attached, for a total of 650,000 warrants, at a price of $2.25 per share.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
------------------

          During the quarter ended March 31, 2000, the Company did not charge for any subscriptions for E-gate products. We were in the process of upgrading our network equipment to ensure the highest possible performance for subscribers with all types of computers and internet connections and felt that we could not charge for a service that was not 100% reliable. In addition, the Company continued to upgrade all of the E-gate financial applications it developed and to improve the transfer speed of the data. All of the current applications are now running on new state-of-the-art Sun servers combined with Cisco local directors. The new equipment upgrades allow users much faster access and gives the Company unlimited scalability.

          Enhanced Java code design and optimization tools were implemented in the development environment to further improve the efficiencies of the programming staff. Many improvements to the back end of the client services were implemented to increase the speed of data requests made by clients, as well as to increase the scalability of the E-gate products, allowing a larger client base to access the system simultaneously. The Quote Grid was optimized to improve performance when displaying larger stock portfolios, reducing any painting errors. Many of the Company's subscribers have computer monitors with lower resolutions (800 x 600 pixels), so a scroll bar was added to the Quote Grid and the News was combined with the symbol on the portfolio manager, thereby maximizing the amount of data that can be seen on these smaller monitors.

          Also during the quarter we implemented comprehensive security capabilities to maintain the necessary privacy for our users via the use of proven firewall technology.

Results of Operation.
---------------------

          As at March 31, 2000, the Company had $217,711 in cash and prepaid expenses, $456,578 in assets and $650,000 in Promissory Notes to be retired prior to year end. Liabilities totaled $488,113, comprised of current accounts payable
of $391,855 and deferred revenue of $96,258. The Company realized revenues of $192,764 for the quarter ended March 31, 2000, and incurred net losses from operations of $1,069,337, with total net comprehensive losses to date of $1,019,337.

          Operating costs for the quarter ended March 31, 2000, increased over the same period last year due to increased labor costs, addition of more equipment, increasing the data feed providers and increased marketing costs.

          In preparation for expansion into the European market, which we believe to be a tremendous market opportunity, the Company engaged the services of a consultant to facilitate potential joint venture opportunities, strategic alliances and establish contacts with some of the key players in the European market.

Liquidity.
----------

          At March 31, 2000, the Company had cash on hand of $54,316, with accounts payable totaling $391,855.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          On June 8th, 1999, AlphaTrade.com was named as a defendant in a Complaint filed in the District Court, Clark County, Nevada by WebData Corp. and two of its shareholders. The Complaint alleges that AlphaTrade.com and the other Defendants infringed upon trade secrets and other intellectual property supposedly belonging to WebData. The Complaint also alleges that WebData was deprived of certain corporate opportunities. Damages and declaratory relief were requested.

          AlphaTrade believes that the alleged technology described by WebData in its Complaint is either in the public domain or uses rudimentary parsing technology. Further, Web Data has not been able to produce any technology or documentation on its alleged technology to substantiate its claim. Thus, AlphaTrade believes Web Data has no trade secrets or proprietary technology and therefore AlphaTrade did not deprive WebData of any corporate opportunity. AlphaTrade will vigorously defend this position and the Company does not believe that the WebData lawsuit will have a material effect on business. An 8-K Current Report dated June 16, 1999, was filed by the Company with the Securities and Exchange Commission on June 25, 1999, regarding this proceeding, and is incorporated herein by reference.

          In August, 1999, the Plaintiffs filed a Motion for a preliminary injunction against the Company. Prior to the hearing before the Courts for the preliminary injunction in October, 1999, Plaintiff's lawyers notified the Company's lawyers that they did not wish to proceed with the injunction and it was removed from the court calendar.

Item 2.   Changes in Securities.

       During the quarter ended March 31, 2000, the Company issued to following shares:

        The Company issued "unregistered" and "restricted" shares pursuant to a private placement of 61,957 shares at $5.75 per share.

       In addition, the Company issued 105,000 shares for services; 100,000 shares pursuant to the exercise of a warrant and 6,000 shares pursuant to the exercise of stock options.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None; not applicable.

Item 5.   Other Information.

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               Management Agreement attached.

          (b)  Reports on Form 8-K.

             Current Report on Form 8-K, dated June 16, 1999.

                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ALPHATRADE.COM


Date: 5-19-00                       By /s/ Penny Perfect
     ----------                       ---------------------------
                                       Penny Perfect
                                       President/CEO and Director


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       ALPHATRADE.COM


Date: 5-19-00                       By /s/ Penny Perfect
     -----------                       --------------------------
                                       Penny Perfect
                                       President/CEO and Director



Date: 5-19-00                       By /s/ Gordon Muir
     -----------                       --------------------------
                                       Gordon Muir
                                       Director


Date: 5-19-00                       By /s/ J. Michael Pinkney
     -----------                       --------------------------
                                       J. Michael Pinkney
                                       Secretary/Treasurer and Director


Date: 5-19-00                       By /s/ Victor Cardenas
     -----------                       --------------------------
                                       Victor Cardenas
                                       Director



Date: 5-22-00                       By /s/ Ralph Drewitt
     -----------                       --------------------------
                                       Ralph Drewitt
                                       Director


Date: 5-19-00                       By /s/ Lisa McVeigh
     -----------                       --------------------------
                                       Lisa McVeigh
                                       Director