Form 10QSB
period 2000-06-30
ALPHATRADE COM
filed 2000-08-08
CIK 1076462

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2000
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

                              June 30, 2000

                          Common - 12,565,672 shares



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

                          ALPHATRADE.COM

                       FINANCIAL STATEMENTS

               June 30, 2000 and December 31, 1999

                          ALPHATRADE.COM
                          Balance Sheets

                              ASSETS

                                                 June 30,        December 31,
                                                  2000              1999
                                                 (Unaudited)

CURRENT ASSETS

 Cash                                     $             12,661  $  92,993
 Prepaid expenses                                      114,685      7,969

  Total Current Assets                                 127,346    100,962

FIXED ASSETS

 Computer equipment                                    122,797    108,790
 Office equipment                                       13,853     11,803
 Software                                               67,533     35,330
 Accumulated depreciation                              (39,482)   (20,144)

  Total Fixed Assets                                   164,701    135,779

OTHER ASSETS

 Investment (Note 8)                                    -          25,000
 Technology (Note 4)                                    -             -

  Total Other Assets                                    -          25,000

  TOTAL ASSETS                            $            292,047  $ 261,741

                          ALPHATRADE.COM
                    Balance Sheets (Continued)


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                 June 30,      December 31,
                                                  2000             1999
                                                (Unaudited)
CURRENT LIABILITIES

 Accounts payable                         $            367,436  $ 239,422
 Deferred revenue                                       -         288,775
 Related party payable                                 330,974        -

  Total Current Liabilities                            698,410    528,197

  Total Liabilities                                    698,410    528,197

STOCKHOLDERS' EQUITY (DEFICIT)

 Convertible preferred stock: par value $0.001 per
  share; 10,000,000 shares authorized, 2,000,000
  shares issued and outstanding                          2,000      2,000
 Common stock: $0.001 par value 100,000,000
  shares authorized; 12,565,672 and 11,850,830 shares
  issued and outstanding, respectively                  12,566     11,851
 Additional paid-in capital                          4,233,241  2,243,554
 Common stock subscriptions receivable                (661,500)  (250,000)
 Other comprehensive loss                             (125,000)  (100,000)
 Accumulated deficit                                (3,867,670)(2,173,861)

   Total Stockholders' Equity (Deficit)               (406,363)  (266,456)

   TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                      $            292,047 $  261,741

                          ALPHATRADE.COM
                     Statements of Operations
                           (Unaudited)

                          For the Six Months Ended For the Three Months Ended
                                   June 30,                   June 30,
                             2000         1999        2000          1999
REVENUE

 Subscription revenue $   300,220       $      -    $ 107,456    $     -
 License fee revenue          -            100,000        -        100,000

  Total Revenue           300,220          100,000    107,456      100,000

EXPENSES

 Depreciation expense      19,338            6,210     10,209        4,133
 Rent expense              44,691           45,674     20,159       21,940
 General and
   administrative
   expenses             1,930,000          885,551    701,560      343,812

  Total Expenses        1,994,029          937,435    731,928      369,885

LOSS FROM OPERATIONS   (1,693,809)        (837,435)  (624,472)    (269,885)

INCOME TAX (BENEFIT)          -                -          -            -

NET LOSS               (1,693,809)        (837,435)  (624,472)    (269,885)

OTHER COMPREHENSIVE LOSS

 Loss on valuation of
 investment               (25,000)             -      (75,000)         -

  Total Other Comprehensive
   Loss                   (25,000)             -      (75,000)         -

NET COMPREHENSIVE
LOSS                  $(1,718,809)     $  (837,435) $(699,472) $  (269,885)

NET LOSS PER SHARE    $     (0.14)     $     (0.07) $   (0.07) $     (0.02)

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




                           Additional               Other
                           Paid-in    Subscriptions Comprehensive Accumulated
                           Capital    Receivable    Loss          Deficit


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


                                ALPHATRADE.COM
           Statements of Stockholders' Equity (Deficit) (Continued)


                               Preferred Stock         Common Stock
                              Shares     Amount      Shares       Amount


Balance Forward                 2,000,000 $    2,000   12,090,830 $    12,091

Common stock issued for
 cash at $5.75 per share              -          -         51,521          52

Common stock issued for
 services at $5.75 per share          -          -         10,436          10

Compensation on warrants
issued below market value
 at $8.25 per share                   -          -            -           -

Stock issued on exercise of
 options at $1.00 per share           -          -          4,000           4

Stock issued on exercise of
 options at $1.00 per share           -          -          2,000           2

Common Stock issued for cash
at $2.00 per shares (unaudited)       -          -        330,750         331

Exercise of stock options at
$3.50 per share (unaudited)           -          -         76,135          76

Receipt of stock subscription         -          -            -           -
(unaudited)

Loss on valuation of investment       -          -            -           -
(unaudited)

Net loss for the six months
 ended June 30, 2000                  -          -            -           -
(unaudited)

Balance, June 30, 2000          2,000,000 $    2,000   12,565,672 $    12,566


                           Additional               Other
                           Paid-in    Subscriptions Comprehensive Accumulated
                           Capitol    Receivable    Loss          Deficit


Balance Forward               $ 2,935,814 $ (375,000)$   (100,000)$(2,173,861)

Common stock issued for
 cash at $5.75 per share          296,193     (8,245)         -           -

Common stock issued for
 services at $5.75 per share       59,990        -            -           -

Compensation on warrants
issued below market value
 at $8.25 per share                 7,684        -            -           -

Stock issued on exercise of
 options at $1.00 per share         3,996     (4,000)         -           -

Stock issued on exercise of
 options at $1.00 per share         1,998     (2,000)         -           -

Common Stock issued for cash
at $2.00 per share (unaudited)    661,169   (661,500)         -           -

Exercise of stock options at
$3.50 per share (unaudited)       266,397        -            -           -

Receipt of stock subscription         -      389,245          -           -
(unaudited)

Loss on valuation of investment       -          -        (25,000)        -
(unaudited)

Net loss for the six months
 ended June 30, 2000                  -          -            -    (1,693,809)
(unaudited)

Balance, June 30, 2000       $ 4,233,241 $  (661,500) $  (125,000)$(3,867,670)
(unaudited)

                          ALPHATRADE.COM
                     Statements of Cash Flows
                           (Unaudited)
                          For the Six Months Ended For the Three Months Ended
                                   June 30,                   June 30,
                             2000         1999        2000          1999
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                 $(1,693,809)  $(837,435)  $(624,472)  $(269,885)
 Adjustments to reconcile
 net loss to net cash (used)
  by operating activities:
  Common stock issued for
  services                    715,223      50,000     266,473         -
  Compensation on warrants
  issued below market
  value                         7,684         -           -           -
  Preferred stock issued
  for services                    -         2,000         -           -
  Depreciation expense         19,338       6,210      10,209       4,133
 Changes in operating assets
 and liabilities:
  (Increase) decrease in
  prepaid expenses             72,034      (6,755)     48,710      (6,550)
  Increase (decrease) in
  accounts payable            231,461      63,453      51,864     (22,983)
  Increase (decrease) in
  accounts payable -
  related party               227,527      59,265     254,691     (67,648)
  Increase (decrease) in
  deferred revenue           (288,775)        -       (96,258)        -

    Net Cash Used by
    Operating Activities     (709,317)   (663,262)    (88,783)   (362,933)

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets     (48,260)    (82,660)    (11,043)    (14,560)

    Net Cash Used by Investing
    Activities                (48,260)    (82,660)    (11,043)    (14,560)

CASH FLOWS FROM FINANCING ACTIVITIES

 Common stock issued for cash 288,000     764,429         -       396,000
 Receipt of stock subscription389,245         -        58,171         -

    Net Cash Provided by
    Financing Activities      677,245     764,429      58,171     396,000

NET CHANGE IN CASH            (80,332)     18,507     (41,655)     18,507

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD           92,993         -        54,316         -

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD              $  12,661   $  18,507   $  12,661    $ 18,507

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

 Interest paid              $     -     $     -     $     -      $    -
 Income taxes paid          $     -     $     -     $     -      $    -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

 Common stock issued for
 services                   $ 715,223   $  50,000   $ 266,473    $    -
 Preferred stock issued for
 services                   $     -     $   2,000   $     -      $    -
 Warrants issued below
 market value               $   7,684   $     -     $     -      $    -

                          ALPHATRADE.COM
                Notes to the Financial Statements
               June 30, 2000 and December 31, 1999


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

                          ALPHATRADE.COM
                Notes to the Financial Statements
               June 30, 2000 and December 31, 1999


NOTE 1 -  NATURE OF ORGANIZATION (Continued)

       f.  Basic Loss Per Share (Continued)


                                         For the Six Months Ended
                                               June 30, 2000

                                        Loss         Shares       Per Share
                                    (Numerator)   (Denominator)     Amount

                                   $(1,693,809)    11,986,430    $    (0.14)

                                         For the Six Months Ended
                                               June 30, 1999

                                        Loss         Shares      Per Share
                                    (Numerator)   (Denominator)    Amount

                                    $ (837,435)    11,947,102   $     (0.07)

                                        For the Three Months Ended
                                              June 30, 2000

                                        Loss         Shares       Per Share
                                    (Numerator)   (Denominator)     Amount

                                    $ (837,435)    12,016,417    $    (0.07)

                                       For the Three Months Ended
                                             June 30, 1999

                                       Loss         Shares       Per Share
                                    (Numerator)   (Denominator)     Amount

                                    $ (269,885)    11,014,200    $    (0.02)

       g.  Income Taxes

       No provision for income taxes has been accrued because the Company
       has net operating losses from inception.   No tax benefit has been
       reported in the financial statements because the Company is uncertain if the carryforwards will expire unused. Accordingly, the potential tax benefits are offset by a valuation account of the same amount.

       h.  Revenue Recognition

       The Company amortizes subscription fees over the life of the contract, typically one year, or on a monthly basis, as billed. At June 30, 2000, the Company had no deferred revenue because all accounts were on a month-to-month basis.

                          ALPHATRADE.COM
                Notes to the Financial Statements
               June 30, 2000 and December 31, 1999


NOTE 1 -  NATURE OF ORGANIZATION

       i.  Advertising

       The Company follows the policy of charging the costs of advertising to expense as incurred.

       j.  Unaudited Financial Statements

       The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

NOTE 2 -  FIXED ASSETS

       Fixed assets at June 30, 2000 consisted of the following:
                                                             June 30,
                                                              2000

               Computer equipment                    $            122,797
               Office equipment                                    13,853
               Software                                            67,533
               Less accumulated depreciation                      (39,482)

                                                     $            164,701

       Depreciation expense for the six months ended June 30, 2000 and 1999 was $19,338 and $6,210, respectively.

NOTE 3 - CONVERTIBLE PREFERRED STOCK

       The Company has 2,000,000 outstanding shares of convertible Class "A" preferred stock with the following features:

       * Each preferred share is convertible into five underlying common shares at a conversion price of $0.05 per common share.
       * Each holder of Class "A" preferred shares shall be entitled to five(5) votes (which can be voted prior to conversion) for every preferred share held to vote on any matters brought before the shareholders of the Company.
       *  The preferred shares are assignable.
       * The preferred shares vest immediately to the holder upon issuance and cannot be canceled.

                          ALPHATRADE.COM
                Notes to the Financial Statements
               June 30, 2000 and December 31, 1999


NOTE 4 -  PURCHASE OF TECHNOLOGY

       On January 4, 1999, the Board of Directors issued 4,000,000 shares of unregistered restricted common stock for the purchase of software for development and eventual resale. The acquired software is still in a developmental state and has uncertain net realizable value. The software was recorded at its predecessor cost of $-0-.

NOTE 5 -  OPTIONS

       At June 30, 2000, the Company had authorized the following options pursuant to the 1999 stock option plan:

                                 Exercise   Number    Number      Number
                                  Price   Authorized Exercised  Outstanding

                                 $ 1.00    1,200,000     -      1,134,000
                                 $ 3.50      800,000     -        800,000

                                           2,000,000            1,934,000


       At March 31, 2000, the Company had granted the following stock options:

               Grant      Exercise     Vesting         Number     Number
                Date       Price        Dates         Granted   Outstanding

               1/6/99    $  1.00     20% each year     80,000    74,000
                                       2000-2004
               1/6/99    $  1.00      Immediately   1,060,000 1,060,000
               1/6/99    $  1.00      Immediately      60,000       -
               9/1/99    $  3.50     20% each year    666,135   590,000
             12/20/99    $  7.00      Immediately      50,000    50,000

                     Total                          1,916,135 1,414,000

NOTE 6 -  WARRANTS

       The Company had the following warrants outstanding at March 31, 2000:

                           Number of    Number of
      Grant    Exercise      Shares      Shares      Total     Expiration
      Date       Price      Granted     Exercised  Remaining      Date

    1/7/1999    $ 1.25     1,000,000     300,000    700,000     1/7/2001
    6/7/1999    $ 2.50       500,000         -      500,000     6/7/2001
  10/19/1999    $ 4.875      600,000         -      600,000   10/19/2001
  11/16/1999    $ 6.25         5,000         -        5,000   11/10/2002
    11/11/99    $ 7.00       150,000         -      150,000   11/11/2004
    2/7/2000    $ 8.25       123,914         -      123,914     2/7/2005
    4/7/2000    $ 2.50       655,750         -      655,750    4/20/2005
    5/1/2000    $ 2.00       150,000         -      150,000     5/1/2005

                          ALPHATRADE.COM
                Notes to the Financial Statements
               June 30, 2000 and December 31, 1999


NOTE 6 -  WARRANTS

  All warrants granted through December 31, 1999 and on April 7, 2000 and May 1, 2000 were issued at prices equal to or exceeding the trading value of the stock on the date of grant.

  The warrants issued on February 7, 2000 were issued at a price below the trading value of the stock on that date. Accordingly, compensation expense of $7,684 has been recorded on the difference between the trading price of $8.31 per share and the exercise price of $8.25 per share.

NOTE 7 - STOCK SUBSCRIPTION RECEIVABLE

  The Company has issued 330,750 shares of its common stock pursuant to a subscription. The subscription price is $2.00 per share and the subscription provides that if the shares are not paid for by December 31, 2000, the shares will be canceled.

NOTE 8 - INVESTMENT

  In June 1999, the Company sold a non-exclusive licensing agreement to PhantomFilm.com for $125,000. The Company received 250,000 shares of PhantomFilm.com stock originally valued at $0.50 per share. At December 31, 1999, the stock was worth $0.10 per share. Accordingly, a loss on valuation of investment for $100,000 was recorded as an other comprehensive loss for the year ended December 31, 1999. The PhantomFilm.com stock is classified as available for sale. At June 30, 2000, the investment had been fully reserved for.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

  Office Lease

  The Company leases office space on a month-to-month basis. The monthly lease payment is $5,000 plus expenses. Rent related expense for the six months ended June 30, 2000 and 1999 was $44,692 and $19,892, respectively.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
------------------

          The Company has continued to focus of enhanding the applications currently offered by fine-tuning some of the functionality based on additional usability testing and feedback received by our subscribers. Further improvements to our WEB infrastructure have taken place to harden the environment and validate our architecutre to deal with the necessary scalability as the numbers of users expand.

          A new tool (E-Quote) was developed and completed. These small applets (less than 10k each) are provided to toher web sites free of charge and reature either streaming delayed quotes, indices or a streaming delayed mini-quote for equities. This tool is easy to install and is fully customizable by the host website. These aplets are desirable to other websites since they have the ability to define a specific ticker symbol and/or leave an open space for web site visitors to request a quote on any ticker symbol. These appliets also include links back to the AlphaTrade.com web site where users can subscribe to the E-Gate services.

          We have continued to test the access to our services through the wireless Palm device and are in the final stage of testing. We plan to start a pilot phase to ensure that the wireless infrastructure in North America is reliable enough to offer sustainable streaming service.

          Other applications that will enrich our current E-Gate suite are already under different phases of the development process. The appropriate announcements will be made when we have completed the corresponding testing and quality assurance.

Results of Operation.
---------------------

          At June 30, 2000, the Company had $127,346 in cash and prepaid expenses, $164,701 in assets and $661,500 in Promissory Notes to be retired prior to year end. Liabilities totaled $698,410, comprised of current accounts payable of $367,436 and a related party payable of $330,974. The Company realized revenues of $300,220 for the quarter ended June 30, 2000, and incurred net losses from operations of $1,693,809, with total net comprehensive losses to date of $1,718,809.

Liquidity.
----------

          At June 30, 2000, the Company had cash on hand of $12,661, with accounts payable totaling $367,436.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          During the quarter there have been no changes in the WebData suit.

Item 2.   Changes in Securities.

          During the quarter ended June 30, 2000, the Company issued the following shares:

          The Company issued "unregistered" and "restricted" shares pursuant to a private placement of 325,000 shares at $2.00 per share. In addition, the Company issued 76,135 shares pursuant to the exercise of stock options.

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

                                       ALPHATRADE.COM


Date: 08/04/00                      By /s/ Penny Perfect
     ----------                       ---------------------------
                                       Penny Perfect
                                       President/Director


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       ALPHATRADE.COM


Date: 08/04/00                       By /s/ Penny Perfect
     -----------                       --------------------------
                                       Penny Perfect
                                       President/Director



Date: 08/04/00                       By /s/ Gordon Muir
     -----------                       --------------------------
                                       Gordon Muir
                                       CEO/Director


Date: 08/04/00                       By /s/ Victor Cardenas
     -----------                       --------------------------
                                       Victor Cardenas
                                       COO/Secretary/Director


Date: 08/04/00                       By /s/ Ralph Drewitt
     -----------                       --------------------------
                                       Ralph Drewitt
                                       Director



Date: 08/04/00                       By /s/ Lisa McVeigh
     -----------                       --------------------------
                                       Lisa McVeigh
                                       Director