Form 10QSB
period 2000-09-30
ALPHATRADE COM
filed 2000-11-14
CIK 1076462

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2000
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

                              September 30, 2000

                          Common - 14,005,872 shares



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

                          ALPHATRADE.COM

                       FINANCIAL STATEMENTS

             September 30, 2000 and December 31, 1999

                          ALPHATRADE.COM
                          Balance Sheets

                              ASSETS


                                                 September 30,  December 31,
                                                     2000          1999
                                                 (Unaudited)
CURRENT ASSETS

 Cash                                     $             -      $    92,993
 Prepaid expenses                                       65,000       7,969

  Total Current Assets                                  65,000     100,962

FIXED ASSETS

 Computer equipment                                    122,797     108,790
 Office equipment                                       13,853      11,803
 Software                                               67,533      35,330
 Accumulated depreciation                              (49,691)    (20,144)

  Total Fixed Assets                                   154,492     135,779

OTHER ASSETS

 Investment (Note 8)                                    -           25,000
 Technology (Note 4)                                    -           -

  Total Other Assets                                    -           25,000

  TOTAL ASSETS                            $            219,492 $   261,741

                          ALPHATRADE.COM
                    Balance Sheets (Continued)

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                 September 31,
December 31,
                                                  2000         1999
                                                (Unaudited)
CURRENT LIABILITIES

 Bank overdraft                           $             25,504 $    -
 Accounts payable                                      248,763     239,422
 Deferred revenue                                       -          288,775
 Related party payable                                 440,007      -

  Total Current Liabilities                            714,274     528,197

  Total Liabilities                                    714,274     528,197

STOCKHOLDERS' EQUITY (DEFICIT)

 Convertible preferred stock: par value $0.001 per
  share; 10,000,000 shares authorized, 2,000,000
  shares issued and outstanding                          2,000       2,000
 Common stock: $0.001 par value 100,000,000
  shares authorized; 14,005,872 and 11,850,830 shares
  issued and outstanding, respectively                  14,006      11,851
 Additional paid-in capital                          4,878,751   2,243,554
 Common stock subscriptions receivable                (959,790)   (250,000)
 Other comprehensive loss                             (125,000)   (100,000)
 Accumulated deficit                                (4,304,749) (2,173,861)

   Total Stockholders' Equity (Deficit)               (494,782)   (266,456)

   TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                      $            219,492 $   261,741

                          ALPHATRADE.COM
                     Statements of Operations
                           (Unaudited)
                       For the Nine Months Ended   For the Three Months Ended
                              September 30,                September 30,
                             2000         1999         2000         1999
REVENUE

 Subscription revenue     $     304,760 $         -   $    4,540  $      -
 License fee revenue                -         125,000        -       125,000

  Total Revenue                 304,760       125,000      4,540     125,000

EXPENSES

 Depreciation expense            29,547        12,327     10,209       6,117
 Rent expense                    74,518        67,614     29,827      21,940
 General and administrative
   expenses                   2,334,683     1,414,594    404,683     629,043

  Total Expenses              2,438,748     1,494,535    444,719     657,100

LOSS FROM OPERATIONS         (2,133,988)   (1,369,535)  (440,179)   (532,100)

OTHER INCOME

 Other income                     3,100           -        3,100         -

  Total Other Income              3,100           -        3,100         -

INCOME TAX (BENEFIT)                -             -          -           -

NET LOSS                     (2,130,888)   (1,369,535)  (437,079)   (532,100)

OTHER COMPREHENSIVE LOSS

 Loss on valuation of
 investment                     (25,000)      (57,500)       -       (57,500)

  Total Other Comprehensive
   Loss                         (25,000)      (57,500)       -       (57,500)

NET COMPREHENSIVE LOSS     $ (2,155,888)$  (1,427,035)$ (437,079)$  (589,600)

NET LOSS PER SHARE         $      (0.17)$       (0.12)$    (0.03)$     (0.05)

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


                                ALPHATRADE.COM
           Statements of Stockholders' Equity (Deficit) (Continued)


                               Preferred Stock         Common Stock
                              Shares     Amount      Shares       Amount


Balance Forward                 2,000,000 $    2,000   12,090,830 $    12,091

Common stock issued for
 cash at $5.75 per share              -          -         51,521          52

Common stock issued for
 services at $5.75 per share          -          -         10,436          10

Compensation on warrants
issued below market value
 at $8.25 per share                   -          -            -           -

Stock issued on exercise of
 options at $1.00 per share           -          -          4,000           4

Stock issued on exercise of
 options at $1.00 per share           -          -          2,000           2

Common Stock issued for cash
at $2.00 per shares (unaudited)       -          -        330,750         331

Exercise of stock options at
$3.50 per share (unaudited)           -          -         76,135          76

Receipt of stock subscription         -          -            -           -
(unaudited)

Balance Forward                 2,000,000 $    2,000   12,565,672 $    12,566


                           Additional               Other
                           Paid-in    Subscriptions Comprehensive Accumulated
                           Capitol    Receivable    Loss          Deficit


Balance Forward               $ 2,935,814 $ (375,000)$   (100,000)$(2,173,861)

Common stock issued for
 cash at $5.75 per share          296,193     (8,245)         -           -

Common stock issued for
 services at $5.75 per share       59,990        -            -           -

Compensation on warrants
issued below market value
 at $8.25 per share                 7,684        -            -           -

Stock issued on exercise of
 options at $1.00 per share         3,996     (4,000)         -           -

Stock issued on exercise of
 options at $1.00 per share         1,998     (2,000)         -           -

Common Stock issued for cash
at $2.00 per share (unaudited)    661,169   (661,500)         -           -

Exercise of stock options at
$3.50 per share (unaudited)       266,397        -            -           -

Receipt of stock subscription         -      389,245          -           -
(unaudited)

Balance Forward               $ 4,233,241 $  (661,500) $ (100,000)$(2,173,861)

                          ALPHATRADE.COM
     Statements of Stockholders' Equity (Deficit) (Continued)

                               Preferred Stock         Common Stock
                              Shares     Amount      Shares       Amount


Balance Forward                 2,000,000 $    2,000   12,565,672 $    12,566

Common stock issued for
exercise of options for services
valued at $3.50 per share
(unaudited)                           -          -         15,200          15

Common stock issued for
cash at $0.50 per share
(unaudited)                           -          -      1,400,000       1,400

Common stock issued for
exercise of options for
services valued at $1.00
per share (unaudited)                 -          -         50,000          50

Cancellation of common stock
issued January 14, 2000
valued at $6.25 per share
(unaudited)                           -          -        (25,000)        (25)

Loss on valuation of investment
(unaudited)                           -          -            -           -

Net loss for the nine months
ended September 30, 2000
(unaudited)                           -          -            -           -

Balance, September 30, 2000
(unaudited)                     2,000,000 $    2,000   14,005,872 $    14,006

                           Additional               Other
                           Paid-in    Subscriptions Comprehensive Accumulated
                           Capital    Receivable    Loss          Deficit

Balance Forward               $ 4,233,241 $ (661,500)$   (100,000)$(2,173,861)

Common stock issued for
exercise of options for services
valued at $3.50 per share
(unaudited)                        53,185        -            -           -

Common stock issued for
cash at $0.50 per share
(unaudited)                       698,600   (298,290)         -           -

Common stock issued for
exercise of options for
services valued at $1.00
per share (unaudited)              49,950        -            -           -

Cancellation of common stock
issued January 14, 2000
valued at $6.25 per share
(unaudited)                      (156,225)       -            -           -

Loss on valuation of investment
(unaudited)                           -          -        (25,000)        -

Net loss for the nine months
ended September 30, 2000
(unaudited)                           -          -            -    (2,130,888)

Balance, September 30, 2000
(unaudited)                   $ 4,878,751  $(959,790)   $(125,000)$(4,304,749)

                          ALPHATRADE.COM
                     Statements of Cash Flows
                           (Unaudited)
                       For the Nine Months Ended   For the Three Months Ended
                              September 30,                September 30,
                             2000         1999         2000         1999
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                    $(2,130,888) $(1,369,535) $ (437,079) $  (532,100)
Adjustments to reconcile net
loss to net cash (used)
by operating activities:
  Common stock issued for
  services                      840,923      100,000     125,700       50,000
  Compensation on warrants
  issued below market value       7,684          -           -            -
  Preferred stock issued for
  services                          -          2,000         -            -
  Depreciation expense           29,547       12,327      10,209        6,117
  Investments received for
  services                          -       (125,000)        -       (125,000)
Changes in operating assets
and liabilities:
  (Increase) decrease in prepaid
  expenses                      (57,031)     (28,596)   (129,065)     (21,841)
  Increase (decrease) in
  accounts payable              112,788       40,951    (118,673)     (22,502)
  Increase (decrease) in
  accounts payable-related
  party                         336,560       38,962     109,033      (20,303)
  Increase (decrease) in bank
  overdrafts                     25,504          -        25,504          -
  Increase (decrease) in
  deferred revenue             (288,775)         -           -            -

     Net Cash Used by
     Operating Activities    (1,123,688)  (1,328,891)   (414,371)    (665,629)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets        (48,260)    (122,351)        -        (39,691)

     Net Cash Used by
     Investing Activities       (48,260)    (122,351)        -        (39,691)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash    689,710    1,508,929     401,710      744,500
Receipt of stock subscription   389,245          -           -            -

     Net Cash Provided by
     Financing Activities     1,078,955    1,508,929     401,710      744,500

NET CHANGE IN CASH              (92,993)      57,687     (12,661)      39,180

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD             92,993          -        12,661       18,507

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD              $       -     $   57,687    $    -       $ 57,687

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

Interest paid               $       -     $      -      $    -       $    -
Income taxes paid           $       -     $      -      $    -       $    -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Common stock issued for
services                    $   840,923   $  100,000    $(53,090)    $ 50,000
Preferred stock issued for
services                    $       -     $    2,000    $    -       $    -
Warrants issued below
market value                $     7,684   $      -      $    -       $    -

                          ALPHATRADE.COM
                Notes to the Financial Statements
             September 30, 2000 and December 31, 1999

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

                          ALPHATRADE.COM
                Notes to the Financial Statements
             September 30, 2000 and December 31, 1999


NOTE 1 -  NATURE OF ORGANIZATION (Continued)

       f.  Basic Loss Per Share (Continued)

                                         For the Nine Months Ended
                                             September 30, 2000

                                        Loss         Shares      Per Share
                                       (Numerator) (Denominator)   Amount

                                    $  (2,130,888)  12,670,088  $    (0.17)


                                          For the Nine Months Ended
                                             September 30, 1999

                                        Loss         Shares      Per Share
                                       (Numerator) (Denominator)   Amount

                                    $  (1,369,535)  11,412,791  $    (0.12)


                                          For the Three Months Ended
                                            September 30, 2000

                                        Loss         Shares      Per Share
                                       (Numerator) (Denominator)   Amount

                                    $    (437,079)  13,522,539  $    (0.03)


                                          For the Three Months Ended
                                             September 30, 1999

                                        Loss         Shares      Per Share
                                       (Numerator) (Denominator)   Amount

                                    $    (532,100)  10,642,000  $    (0.05)

       g.  Income Taxes

       No provision for income taxes has been accrued because the Company
       has net operating losses from inception.   No tax benefit has been
       reported in the financial statements because the Company is uncertain if the carryforwards will expire unused. Accordingly, the potential tax benefits are offset by a valuation account of the same amount.

       h.  Revenue Recognition

       The Company amortizes subscription fees over the life of the contract, typically one year, or on a monthly basis, as billed. At September 30, 2000, the Company had no deferred revenue because all accounts were on a month-to-month basis.

                          ALPHATRADE.COM
                Notes to the Financial Statements
             September 30, 2000 and December 31, 1999


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

NOTE 2 -  FIXED ASSETS

       Fixed assets at September 30, 2000 consisted of the following:
                                                            September 30,
                                                              2000

               Computer equipment                    $            122,797
               Office equipment                                    13,853
               Software                                            67,533
               Less accumulated depreciation                      (49,691)

                                                     $            154,492

       Depreciation expense for the nine months ended September 30, 2000 and 1999 was $29,547 and $12,327, respectively.

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

                          ALPHATRADE.COM
                Notes to the Financial Statements
             September 30, 2000 and December 31, 1999


NOTE 4 -  PURCHASE OF TECHNOLOGY

       On January 4, 1999, the Board of Directors issued 4,000,000 shares of unregistered restricted common stock for the purchase of software for development and eventual resale. The acquired software is still in a developmental state and has uncertain net realizable value. The software was recorded at its predecessor cost of $-0-.

NOTE 5 -  OPTIONS

       At September 30, 2000, the Company had authorized the following options pursuant to the 1999 stock option plan:

                           Exercise      Number      Number        Number
                             Price     Authorized  Exercised    Outstanding

                         $     1.00     1,200,000      -         1,134,000
                         $     3.50       800,000      -           800,000

                                        2,000,000                1,934,000

       At September 30, 2000, the Company had granted the following stock options:

      Grant       Exercise        Vesting           Number         Number
       Date         Price          Dates           Granted      Outstanding

      1/6/99      $  1.00        20% each year      80,000         24,000
                                 2000-2004
      1/6/99      $  1.00        Immediately     1,060,000      1,060,000
      1/6/99      $  1.00        Immediately        60,000            -
      9/1/99      $  3.50        20% each year     611,335        520,000
    12/20/99      $  7.00        Immediately        50,000         50,000

                     Total                       1,861,335      1,654,000

NOTE 6 -  WARRANTS

       The Company had the following warrants outstanding at September 30, 2000:

                               Number of   Number of
      Grant      Exercise       Shares      Shares      Total    Expiration
       Date        Price        Granted    Exercised  Remaining     Date

    1/7/1999    $    1.25      1,000,000    300,000    700,000    1/7/2001
    6/7/1999    $    2.50        500,000        -      500,000    6/7/2001
  10/19/1999    $   4.875        600,000        -      600,000  10/19/2001
  11/16/1999    $    6.25          5,000        -        5,000  11/10/2002
    11/11/99    $    7.00        150,000        -      150,000  11/11/2004
    2/7/2000    $    8.25        123,914        -      123,914    2/7/2005
    4/7/2000    $    2.50        655,750        -      655,750   4/20/2005
    5/1/2000    $    2.00        150,000        -      150,000    5/1/2005
   7/27/2000    $   0.875      1,400,000        -    1,400,000   7/27/2005

                          ALPHATRADE.COM
                Notes to the Financial Statements
             September 30, 2000 and December 31, 1999


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

  Also, 1,400,000 shares of common stock were issued at a price of $0.50. This issuance increased the subscription receivable by $298,290.

NOTE 8 - INVESTMENT

  In June 1999, the Company sold a non-exclusive licensing agreement to PhantomFilm.com for $125,000. The Company received 250,000 shares of PhantomFilm.com stock originally valued at $0.50 per share. At December 31, 1999, the stock was worth $0.10 per share. Accordingly, a loss on valuation of investment for $100,000 was recorded as an other comprehensive loss for the year ended December 31, 1999. The PhantomFilm.com stock is classified as available for sale. At September 30, 2000, the investment had been fully reserved for.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

  Office Lease

  The Company leases office space on a month-to-month basis. The monthly lease payment is $5,000 plus expenses. Rent related expense for the nine months ended September 30, 2000 and 1999 was $74,518 and $67,614, respectively.

Item 2.  Management's Discussion and Analysis or Plan of Operaion.

Plan of Operation.
------------------

A number of actions have been implemented to increase the reliability of the services. Various changes were made to our IT infrastructure to increase the level of monitoring and alerts system so we have a close monitoring of the different services and can quickly react in the event of a problem with the feeds, hardware or applets.

We have also completed setting up and testing a business continuity approach that will provide us with an alternative to switch over to other servers in the event of a hardware malfunction.

In support of sales activities, we have developed a private branding program that allows customization of the E-Gate tools for compainies to show their corporate logo. The users of E-Gate will see the Comapny's logo every time they use the tools. The companies that are using the "branding" approach find it very useful as a way of constant advertisement.

We are in the final stages of testing a major component of our back-end servcies that will deliver a faster response time to the end-users and will facilitate the efficient processing of an increased number of symbols when we offer information from international exchanges, i.e., Latin America. We are engeaged in active discussions with a financial portal and a very large bank in South America. This enhancement will be fully implemetned by early November once we have validated the data integrity and completed the appropriate benchmarking.

Results of Operation.
---------------------

As at September 30, 2000, the Company had $65,000 in prepaid expenses, $129,492 in assets and $959,790 in Promissory Notes to be retired prior to year end. Liabilities totaled $714,274 comprised of current accounts payable of $248,763, bank overdraft of $25,504 (which was immediately covered on October 1, 2000) and a related party payable of $440,007. The Company realized revenues of $304,760 for the first nine months ended September 30, 2000 and incurred net losses from operations of $2,133,988 with total net comprehensive losses to date of $2,155,888.

Liquidity.
----------

During the quarter, the Company received $431,709.82 against outstanding Promissory Notes leaving a balance due of $959,790 to be retired before year end and accounts payable totaling $248,763.

                       PART II - OTHER INFORMATION

Item 1.  Legal proceedings.

During the quarter there have been no material changes in the WebData suit.

Item 2.  Changes in Securities.

During the quarter ended September 30, 2000, the Company issued the following shares:

The Company issued "unregistered" and "restricted" shares pursuant to a private placement of 1,400,000 shares at $0.50 per share. In addition, the Company issued 65,200 shares pursuant to the exercise of stock options. As well, the Company canceled 25,000 previously issued shares due to non-performance of a consulting contract.

Item 3.  Defaults Upon Senior Securities.

None; not applicable.

Item 4.  Submission of Matters to a Vote os Security Holders.

None; not applicable.

Item 5.  Other Information.

None; not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

    None.

(b) Report on Form 8-K.

    None.


                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ALPHATRADE.COM


Date: 11-14-00                      By /s/ Penny Perfect
     ----------                       ---------------------------
                                       Penny Perfect
                                       President/Director


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       ALPHATRADE.COM


Date: 11-14-00                       By /s/ Penny Perfect
     -----------                       --------------------------
                                       Penny Perfect
                                       President/Director



Date: 11-14-00                       By /s/ Gordon Muir
     -----------                       --------------------------
                                       Gordon Muir
                                       CEO/Director


Date: 11-14-00                       By /s/ Victor Cardenas
     -----------                       --------------------------
                                       Victor Cardenas
                                       COO/Secretary/Director


Date: 11-14-00                       By /s/ Ralph Drewitt
     -----------                       --------------------------
                                       Ralph Drewitt
                                       Director


Date: 11-14-00                       By /s/ Lisa McVeigh
     -----------                       --------------------------
                                       Lisa McVeigh
                                       Director


Date: 11-14-00                       By /s/ Raymond Hatch
     -----------                       --------------------------
                                       Raymond Hatch
                                       Director