Form 10KSB
period 2000-12-31
ALPHATRADE COM
filed 2001-04-12
CIK 1076462

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                            __________
                           FORM 10-KSB

(Mark One)
x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2000

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from                 to

                        Commission file number 0-25631


                          ALPHATRADE.COM
          (Name of small business issuer in its charter)

            Nevada                                      98-0211652
  (State of incorporation)                (I.R.S. Employer Identification No.)

           Suite 400
    1111 West Georgia Street
     Vancouver, BC   Canada                               V6E 4M3
(address of principal executive office)                 (zip code)

                          (604)681-7503
                   (Issuer's telephone number)

  Securities registered pursuant to Section 12 (b) of the Act:  None

  Securities registered pursuant to Section 12 (g) of the Act:
  Common Shares, $0.001 par value

Name of each exchange on which registered:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes _X__   No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

The Issuer's revenue for its most recent fiscal year is $324,093.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of the average bid and asked price of such common equity, as at April 9, 2001 is $962,110.

                  ISSUERS INVOLVED IN BANKRUPTCY
              PROCEEDING DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court   n/a.

The number of shares of common stock outstanding as of December 31, 2000 was 15,262,537.

Documents incorporated by reference   None.

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

ITEM 1.     DESCRIPTION OF BUSINESS

INTRODUCTION

AlphaTrade.com has developed and deployed a comprehensive suite of financial applications called E-Gate. The E-Gate suite of services is available for the active investor and the financial community for a competitive monthly fee.
The E-Gate applications differ from the mainstream competition because E-Gate does not require software downloads or plug-ins to view real-time, streaming, financial market data. Additionally, the user can access E-Gate from anywhere in the world regardless of the communication bandwidth being used.

The brokerage community and many financial web-sites have experienced a major downturn in momentum and customers. The biggest problem for the financial industry right now is to keep existing customers. A solution to this problem is value added services such as the financial content from AlphaTrade. AlphaTrade will customize and private brand all of the applications for the host site so as to ensure that their customers are not enticed away by competing firms that advertise on so called "free" sites. AlphaTrade has a unique marketing strategy that provides them with access to millions of potential viewers and new subscribers for the E-Gate financial tools. By customizing and co-branding the E-Gate products for any website, the host site's users will be able to access real time streaming financial content right there. They can subscribe and log in from the host site thereby increasing the possibility of enhanced sticky time and certainly creating new
value-added content.   There is no bandwidth cost as all of the client's
preferences and software resides on AlphaTrade's servers.

Companies of all sorts must become market savvy if they hope to survive. Consumers and business customers are being empowered by the Net and they, equipped with 24-hour access, are forcing companies to change pricing structures, time to market, new features and enhancements, and their distribution methods. At AlphaTrade we welcomed consumers to participate in the development throughout our beta testing, in the deployment, in the design and order of new features and enhancements thereby making our consumers working assets. We believe that surrendering to the network-driven consumer is a long term winning proposition. At AlphaTrade we know that our primary asset is not our innovative financial tools, as valuable as they are, but rather the customers who love the product and continue to use it and recommend it to others. Keeping the customer-not the product- at the center of the company mission is crucial to maintaining an edge over the competition.

GENERAL DEVELOPMENT OF BUSINESS

We were originally incorporated in the State of Nevada on June 6, 1995 as Sierra Gold Development Corp. We changed our name to Honor One Corporation on October 29, 1998. We changed our name to Alphatrade.com in 1999 to focus on our Web site and consumer business. We are a financial markets content and solutions provider servicing the business-to-business and business-to-consumer financial marketplace. We collect financial content directly from content providers and other news and financial information sources. We provide this content with a variety of optional analytics packages to businesses for their personal and professional use over the Internet, virtual private networks, and local or wide area networks.

We use proprietary collection techniques to process financial market activity reported to us. We consolidate the information and update in real-time our data warehouse of last sale, bid/ask, time and sales, and historical prices. The data warehouse includes information on all North American equities, equity options, major stock indices, Level 1 Nasdaq-quoted stocks, Level 2 Nasdaq market-maker quotes. We have mutual funds, money market funds, futures contracts and options on futures contracts available for distribution however we have not yet released those applications to the public. We use proprietary extraction routines and compression algorithms to create E-Gate. E-Gate is created, and news and other financial content incorporated, at our primary processing facility located at our executive offices in Vancouver, British Columbia. We maintain a registered office in Carson City, Nevada.

We disseminate E-Gate to our customers over the Internet. E-Gate is continuously and instantaneously updated. This process is often referred to as "real-time streaming data". Software applications on our customers' computers access E-Gate databases to monitor securities activity and financial information on an on-going real-time basis. AlphaTrade maintains multiple servers for customers' real-time access, through Internet connections or through the World Wide Web. This provides our customers the same institutional quality financial data without the requirement of having their own server.

We derive our revenue from subscription fees charged for access to E-Gate. Our services are used primarily for trading review and analysis. Our customer base consists primarily of active traders, professional traders, financial websites and portals and security broker-dealers. E-Gate services individual and professional investors. Our professional and retail customers are located primarily in the United States and Canada. Currently we have approximately 90% retail customers and 10% professional.

Network infrastructure

AlphaTrade's network infrastructure consists of local directors, firewalls and other related network equipment to allow us to offer uninterruptible service. In addition, we have our own server farm with proven software platforms all with fail-over capabilities. Our Internet infrastructure is redundant from high speed dedicated OC3 fibre to specific hardware components such as UPS, servers, emergency power etc. This entire infrastructure is managed and monitored either locally and/or remotely. The monitoring system sends e-mails or pager signals the moment a malfunction is detected. The high-speed bandwidth permits a secure and effective connection to AlphaTrade's intranet, so that any servicing or repairs can be immediately resolved from anywhere at anytime.

Any individual with a personal computer who has a connection to the Internet and has Windows compatible software can subscribe to E-Gate. Once the user completes the registration over the Internet, the new subscriber will have instant access to the E-Gate suite of services.

E-Gate employs a proprietary protocol to communicate between the client
and the server.   A permission server validates Logins to E-Gate servers. Once the permission server allows the client to establish a connection to an E-Gate server, the connection between the client and server is maintained until the client logs off.

An internal staff of programmers, developers, and operators support AlphaTrade's technology. A team consisting of quality control analysts, web page developers, technical writers, and design specialists ensure the final product is user-friendly and dependable. In addition to supporting the systems, the staff continually enhances the E-Gate product.

The following is a description of the principal services that we provide.

E-Gate is a real-time financial market datafeed. We create E-Gate by collecting, analyzing, processing, storing, compressing, and transmitting financial content.

E-Gate contains last sale, bid/ask, time and sales, and historical prices, complete options chain information, equity indices dynamic Nasdaq Level II market maker quotes and Comtex Composite News Service.

E-Gate enables remote menus placed at our customers' sites to receive E-Gate data of financial market activity and news. Our subscribers pay monthly fees
of $17 per month plus applicable exchange fees on a per user basis.   E-Gate
provides customers the benefit of institutional quality data, accessible over the Internet. Professional and individual investors also benefit from the Internet's substantially lower costs for service and communications, its ease of access and its worldwide availability. E-Gate is compatible with Microsoft Windows 95/98/2000/NT/ME, LINUX, UNIX, JAVA and other operating systems.

REMOTE MENU

AlphaTrade's Remote Menu is a collection of individual financial applications, which can be independently opened from the user's desktop. User-friendly, flexible and customizable, each application contributes to a full-scale real-time financial data center. The Remote Menu contains quote grids, tickers, alarms, Nasdaq Level II market maker screens, options, charts, analytics, time and sales, and name/symbol look up. Powered by securities market data, the Remote Menu is available for use by individuals, professionals and corporations and can be private-labeled.


REMOTE MANAGER

Remote Manager: Our remote Client Management tool is a comprehensive e-business solution providing everything a business needs to quickly offer real-time quotes and news fully integrated into an analytic application-via the Internet. Our Remote Manager reduces lengthy development time and eases administrative processes. The Remote Manager is a turnkey solution to providing the client with back-end tools such as administrative database, online sign-up templates, exchange authorizations, automatic reports and billing.

The Remote Manager provides businesses with the back office processing capabilities to set up and maintain Internet clients. The Remote Manager was designed to interface with an existing back office. Features include: account administration, reporting and online billing, easy sorting and searching capabilities. The Remote Manager allows for access from multiple locations through its browser-based software and makes it easy to configure and customize client data.

Our free Web site, www.alphatrade.com, provides access to delayed quotes, news, and some financial information to meet the needs of those inactive individual investors. The site also serves as the primary marketing and promotions engine for the rest of the services we provide.

The Company is delivering mission critical information to a wide variety of investors and professionals in the financial community. Market data is delivered to the Company's facilities, where the data is simultaneously redistributed to its customers. Once the user is attached to the Company's host server, the connection link is constant, like an open telephone connection. This allows the system to provide dynamically updating stock quotes and news and to immediately respond to all queries. The Company believes this is a competitive advantage over other systems that require a new connection to a server every time information is requested or sent.

Since the Company is a client-server application, it is not restricted by the limitations of HTML, the primary programming language of the worldwide web. With financial systems that use HTML, displayed data remains static until a query Is repeated. In contrast, the Company delivers and automatically updates a continuous, dynamic stream of live market data to the client's screen. The Company believes this provides a substantial edge over the web site-based products offered by the vast majority of online financial firms.

Free Delayed Quote Tools

Detailed Quote allows investors to request equity quotations by ticker search.

Markets at a Glance provides a basic overview of various market indices, including the current position of the index as well as its net change for the day.

Most Actives allows the user to view the top ten gainers, losers, and most active stocks on the primary exchanges in North America.

Options Chains shows relative prices for all options for a particular security.

Symbol Search enables investors to enter a company's name and receive the matching ticker symbol.

News - provides users access to timely, original financial news and stories from a variety of sources.

Wire-based news offers investors access to press releases and other wire-based news provided by COMTEX News Network, including feeds from PR Newswire, Business Newswire, M2 Communications, and UPI Spotlight.

Charting allows investors to display historical charts for publicly traded securities and all major indices.

Real Time Quote Tools

All of the above tools are available in real-time, streaming form for a monthly subscription fee. This service is targeted toward a more sophisticated investor and uses sparse graphics to speed access time to the site's content.

The real time service provides our subscribers with streaming, real-time market quotations delivered via an Internet-enabled desktop service. This Internet-enabled desktop application allows users access to streaming real-time quotes and more depth of information.

These applications are similar to those offered in delayed mode but instead have streaming, real-time data. In addition, the following tools are also offered:

Quote Grid enables investors to enter into a grid hundreds of ticker symbols for which they desire to receive market quotations, such as high, low, bid, ask, last and close prices.

Charting provides high-end, tick-by-tick technical analysis.

Scrolling Ticker enables investors to display current prices and daily changes of selected stocks on a digital ticker tape that scrolls across a user's screen.

Nasdaq Level II Screens provides investors with access to brokerage quotations for two listed stocks at once with time of sale.

News allows investors to research companies through the printed media. This service is provided by COMTEX. These news stories can be accessed via a scrolling headline ticker or by the symbol on either the quote grid or the portfolio manager.

Alarms enables users to set customizable alarms or alerts for one or more stocks with a variety of parameters, such as volume, price, highs and lows.

We allow clients to customize or "private label" their own Web sites with many of the features of our own Web sites. These enhancements are created and may be hosted and maintained by us. The customization can be complete with all of the applications or it could include a small variety of tools.

We offer companies and Web sites access to our delayed or real-time data. The actual Web pages that house the data applications are hosted at AlphaTrade and accessed by the client through the Remote Menu which can be implemented to their site.

Throughout 1999 AlphaTrade developed and beta-tested numerous financial products for scalability and reliability. During the fall of 1999 and into the year 2000, the company management reviewed the beta test results and concluded that the architecture from the original design had some flaws with respect to performance and scalability.

As result of these findings, in January , 2000 the new architecture of the project was defined and "E-Gate" (version II ) was initiated, beginning by abandoning any and all previous software, code, design and components. The new E-Gate has proven to meet the requirements we established at the beginning of re-development effort and E-Gate is now a reliable system that is scalable and out-performs competing products in the marketplace. Further improvements are planned for 2001 with respect to new services and additional stock exchanges.

The applications for E-Gate completed in the year 2000 include the following; Streaming intraday charting, Level II, most actives, option chains, portfolio manager, quote grid, news and symbol look up.


DISTRIBUTION METHOD FOR PRODUCT

PRIVATE LABELING WEB SITES. Private labeling allows clients to customize or "private label" their own Web sites with many of the features of our own Web sites. These enhancements are created and may be hosted and maintained by us. The customization can be complete with all of the applications or it could include a small variety of tools.

AlphaTrade.com determined that in order to compete in this huge fluctuating internet market, the Company must adopt an original and animated strategy designed to provide exceptional service and revolutionary technologies. By private labeling the E-Gate financial tools, AlphaTrade.com can access huge client bases all with similar underlying investing demographic tendencies. AlphaTrade benefits directly by enjoying rapid expansion using the
aggregation of their affiliates' customers.   As the number of clients expand,
there will be a corresponding rise in site "loading" leading to further expansion of additional AlphaTrade private branded sites.

The alternative to AlphaTrade's private labeling program is not only costly but it also involves a tremendous length of development time provided of course, that you can find skilled and experienced computer programmers. The initial and ongoing developments costs could well exceed $2-3 million with on-going monthly content and maintenance fees anywhere from $60-100,000 per month. The completion time for a comparable system might be 12-18 months and then you would require an additional 3-6 months to beta test the product. AlphaTrade's subscription based revenue model allows the company to provide E-
Gate financial tools to any website within twenty four hours.   The remote
menu and all of the customized applications can be ready within 24 hours generally at no cost to the client. Once installed with a simple line of code, the host site's clients can sign up for the E-Gate services without ever leaving that site. Now, the host's users become AlphaTrades' users. This simple user aggregation strategy is widely used by Internet companies to gain market share at an accelerated rate.

The Company has targeted active traders, investors and brokerage firms. The Company believes that E-Gate is well suited to satisfy the financial data
requirements.   Further features and enhancements are always considered and implemented on an on-going basis to satisfy the demands of the hyperactive trading community. The Company is marketing E-Gate by targeting active traders through advertisements on TV, in print, and online, plus direct mail, telemarketing, and other marketing. The Company's marketing efforts include customizing and private labeling all of the E-Gate applications for online sites that have a demographic similar to the Company's target market.

Most brokerage firms and financial services organizations realize that creating, packaging, and hosting financial information is not their core
business and these tasks are much easier and quicker to out-source.   The
"bundling" of this information and content within the E-Gate product permits each customer to personalize and selectively choose the information which best suits the needs of their own client base. Definitely the E-Gate product is a value added service for these websites.

POTENTIAL MARKET EXPANSION

AlphaTrade is not only focused on the U.S. market, but the huge international marketplace. The company's browser technology is already multi-lingual and 22 languages are currently available. This multi-lingual capability dramatically increases the number of potential users since most financial investors prefer to access financial information in their native language. The language can be changed on-the-fly to another language making E-Gate unique and far ahead from its competitors.

PATENTS, TRADEMARKS AND LICENSES

We have not applied for patent protection for our proprietary software. Although applicable software is readily duplicated illegally by anyone having access to appropriate hardware, we attempt to protect our proprietary software through agreements with our customers and common law trade secret protection and non-disclosure contract provisions in our agreements with our employees and contractors. We use security measures, including a hardware and software key, which restricts access to our services unless proper password identification from a registered E-Gate user is provided.

COMPETITION

The market for the on-line provision of financial information such as equities, and options quotations and news through services and software applications similar to those we provide includes a large number of competitors and is subject to rapid change. We believe our primary competitors include Windows on Wall Street, Track Data, and P.C Quote. Many of these competitors have significantly greater financial, technical and marketing resources and greater name recognition than we do.

SEASONALITY

We have not experienced any material seasonal fluctuations in our business. Barring any prolonged period of investor inactivity in trading securities, we do not believe that seasonality is material to our business activities.

ENVIRONMENT

Compliance with Federal, state, and local provisions with respect to the environment has not had a material adverse effect on our capital expenditures, earnings, or competitive position.

MAJOR CUSTOMERS

We did not have any customers that accounted for 10% or more of consolidated revenue in 2000.

GOVERNMENT CONTRACTS

We have no material contracts with the Government.

BACKLOGS

Due to the nature of our business, backlogs are not a typical occurrence in our industry.

RESEARCH AND DEVELOPMENT

Our systems development personnel expend their time and effort developing new applications and high-speed data delivery systems and expanding or enhancing existing ones. Development efforts focus on providing a solution to the informational needs of both the professional and private investors. Development activity increased with the implementation of a more sophisticated design. Our investment in software development consists primarily of:

  -   enhancements to our existing technology
  -   development of new data broadcasting software and programmer tools;
  - application of new technology to increase the data volume and delivery speed of our distribution system.

EMPLOYEES

As of December 31, 2000, we employed 17 full time people, none of whom are represented by a collective bargaining unit. We believe we have a satisfactory relationship with our employees. From time to time, we use the services of outside consultants on an hourly basis.

STRATEGIC ACQUISITIONS

Due to the downward trend of the financial markets over the past 12-14 month period, the Company believes that there may be some opportunities to align itself with companies that have like-minded business strategies and complimentary products and services that will enhance the businesses of both companies. Therefore the Company will pursue strategic acquisitions or alliances that will strengthen the balance sheet or bring greater numbers of monthly subscribers to the Company.


Item 1a. COMPANY RISK FACTORS

There are many competitors in the data feed industry:   The Company's market
data service competes with many providers of financial information over the Internet. It competes on quality and reliability, as well as speed and price. Principal competitors to E-Gate are myTrack, E-Signal, DTN, PC Quote, AT Financial, as well as many other Internet providers of financial information

The Company expects competition to continue and intensify in the future. The Company also faces competition from discount and full service brokerage firms, that provide similar proprietary services to their own customer bases. Our current market share is small.

The Company has limited operating history: We have limited operating history with which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, difficulties and uncertainties frequently encountered by companies in an early stage of marketing, particularly companies in the turbulent and bearish financial and technology markets. These risks also include our ability to successfully market and sell our E-Gate tools, effectively develop new and maintain existing contracts with content providers and customers, our content providers staying in business, responding quickly to competitive developments, successfully introduce enhancements to our existing products and services, address and embrace new technologies and standards, and to continue to develop and upgrade our technology and network infrastructure.

Since our inception, we have experienced operating losses, negative cash flows from operations and net losses in each quarterly and annual period. As of December 31, 2000, we had an accumulated net deficit of approximately $5.8 million. Revenue from our E-Gate subscriptions may not be sufficient to make us profitable in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis, particularly to the extent that we face significant competition. In addition, we expect to increase our sales and marketing expenses, our product
development,  and administrative expenses as we develop the business.   As a
result, we will need to generate increased revenue to achieve and maintain profitability. To date we have not had any significant operating revenue. There is no assurance we will achieve significant sales revenue in the future.

There is no assurances that we will achieve profitability: We expect to continue to incur operating losses for the foreseeable future offset in part by increasing sales from marketing the E-Gate product. We need to generate additional revenues to become cash flow positive and ultimately profitable. There can be no assurances that we will achieve profitability or if we do attain profitability, we cannot assure you that we can sustain profitability on a quarterly or annual basis. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations and cannot be adjusted accordingly, our business will be materially and adversely affected.

Share issuances could be dilutive to shareholders: If generated cash flow is not sufficient to fund operations, we may have to raise additional capital externally. We have explored, and continue to explore, multiple alternatives that may be available for the purpose of enhancing stockholder value. These alternatives include a joint venture with another technology or financial services firm or a future equity financing. There can be no assurances, however, that we will conclude a transaction. Any capital raised through an equity financing could be costly to us and dilutive to our existing stockholders.

We may continue to generate operating losses: We anticipate making investments in our sales and marketing programs, personnel recruitment, product development and infrastructure as funds are generated from subscription revenues. The Company believes that it is possible we will continue to experience operating losses on a quarterly and annual basis for the foreseeable future. You must consider us and our prospects in light of the risks and difficulties encountered by companies in the early stage of
developing as we have just begun marketing our E-Gate products.     We may not
be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, our business will not be successful and your investment in our capital stock will decline in value. Our business currently depends on revenue related to the E-Gate suite of financial products and it is uncertain whether the market will increasingly accept this product.

The market may not accept our product: We generate our revenue from services related to the E-Gate products. We expect that these products and future upgraded versions of these products, will continue to account for a large portion of our revenue for the foreseeable future. Our future financial performance will depend on increasing acceptance of our current products and on the successful development, introduction and customer acceptance of new and enhanced versions of our products. Our business could be harmed if we fail to deliver the enhancements to our products that customers want and are requesting.

Outside factors may influence our business development: We expect to experience significant fluctuations in our future results of operations due to a variety of factors, many of which are outside of our control, including demand for and market acceptance of our products and services, our efforts to expand into international markets, introduction of products and services or enhancements by us and our competitors, competitive factors that affect our pricing, the mix of products and services we sell, the timing and magnitude of our capital expenditures, including costs relating to the expansion of our operations, the hiring and retention of key personnel, changes in generally accepted accounting policies, especially those related to the recognition of subscription revenue and new government legislation or regulation.

We may not be able to protect our technology: We principally rely upon a combination of trademark and contractual restrictions to protect our technology. Our trademark and contracts may not provide significant commercial protection or advantage to us, and the measures we take to maintain the confidentiality of our trade secrets may be ineffective. If we are unable to effectively protect our technology, our competitors may be able to copy important aspects of our products or product message, which would undermine the relative appeal of our products to customers and thus reduce our sales.

Our reliance on third party providers: Our future success depends upon our ability to aggregate and deliver compelling financial content over the
Internet.   We rely heavily on third party content providers, namely Bridge
Information Systems and Comtex New Network, Inc.   Currently we have two year
contracts with both Bridge and Comtex which require monthly payments of $18,850. Both contracts provide for automatic renewal unless both parties negotiate otherwise or unless the provider is unable to deliver the feed. There are many competitors to these feed suppliers and if necessary a contract could be negotiated quickly with little disruption to our subscriber base.

Our ability to maintain and build relationships with content providers is critical to our future success. These content providers themselves may experience financial pressures and be unable to deliver the content which would require the Company to switch to another provider which could cause a delay or interruption to our financial data services. Although many agreements with third party content providers may be for initial terms of more than two years, such agreements may not be renewed or may be terminated prior to the expiration of their terms if the Company or the vendor does not fulfill their contractual obligations. Many agreements with content providers are nonexclusive, and many of our competitors offer, or could offer, content that is similar to or the same as that obtained by us from such nonexclusive content providers. Such direct competition could adversely affect our business.

Going Concern Issue:    Our independent auditors have expressed a going
concern issue. The ability of the Company to continue as a going concern is dependant upon its ability to successfully attain profitable operations. The company does not have an established source of funds sufficient to cover its operating costs and accordingly there is substantial doubt about its ability to continue as a going concern.

A decline in stock market investing could impact the demand for products related to the financial sector which could seriously limit our ability to generate profitability.

Penny Stock: Our common stock in the past has been, and from time to time in the future may be, subject to the "penny stock" rules as promulgated under the Securities Exchange Act of 1934. The penny stock rules may make buying or selling our common stock difficult. There is a limited public market for shares trading over the counter bulletin board.

Potential adverse effects of pending litigation: If the Company is unsuccessful in defending itself in the current litigation filed against it as disclosed in Item 3 it could have an adverse effect on the ability of the Company to stay operational.

OUR STOCK PRICE MAY CONTINUE TO BE SUBJECT TO SIGNIFICANT VOLATILITY

The trading price of our common stock has been and may continue to be subject to wide fluctuations. Trading prices of the common stock may fluctuate in response to a number of factors, many of which are beyond our control. In addition, the stock market in general, and the market for Internet-related and technology companies in particular, has experienced extreme price and volume downward fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The trading prices of many technology companies' stocks are at or near historical lows. There can be no assurance that these trading prices will elevate or even sustain themselves. These broad market and industry factors may adversely affect the market price of the Common Stock, regardless of our operating performance.

ITEM 2.   DESCRIPTION OF PROPERTY

The Company's executive offices are located in Vancouver, B.C., Canada in a 4,500 square foot facility. AlphaTrade has a month to month sub-lease at a
current monthly rent of $11,000.   We do not own any real estate.  The lease
expires in March, 2004.   The computer facilities are at this location.

ITEM 3. LEGAL PROCEEDINGS

The Company is the defendant in litigation pending in the District Court for the County of Clark, State of Nevada. This action was filed on June 8, 1999, and is entitled WebData, Inc., Joel A. Stone, and Michael Razar vs.

AlphaTrade.com, Rafael DeNoyo, Samir A. Halim, Gordon Muir, Penny Perfect, Parallax Advisory Ltd., and Unicorn Trade and Commerce, Ltd. The case number is A404211.

The complaint alleges nine different causes of action against the various defendants; however, each cause of action revolves around the base allegation that defendants improperly acquired proprietary technology that purportedly belongs to plaintiff WebData. The claims arise from the alleged wrongful transfer to the Company of purportedly proprietary technology in violation of the Plaintiffs' rights. Only three claims are alleged against the Company. As against the Company, the Complaint seeks compensatory damages in excess of $10,000; punitive damages in excess of $10,000 and a preliminary injunction prohibiting the Company form profiting or disseminating the technology; a preliminary and permanent injunction prohibiting the Company from profiting from, disseminating or licensing the technology; attorney's fees and any other relief the Court determines is appropriate.

The Company is vehemently denying all the above noted claims.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                             PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Market Information

Currently, the Company's common stock is traded over-the-counter and quoted on the OTC Bulletin Board of the NASD (the "Bulletin Board") under the symbol "EBNK". The high and low bid prices for the Common Stock as reported by our
content provider, Bridge Information Systems.   The prices in the table
reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


2001 Quarterly Information            High      Low


First                                0.4062    0.1094

2000 Quarterly Information

First                                8.9375    4.00
Second                               4.50      0.875
Third                                2.125     0.75
Fourth                               0.8438    0.0781

1999 Quarterly Information

First                               35.00      1.50
Second                              13.75      2.00
Third                                9.9375    3.25
Fourth                               7.656     3.8125


As of December 31, 2000 there were 152 stockholders of record of our common stock. This does not include an indeterminate number of shareholders who may hold their shares in "street name".

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

All common shares and preferred shares rank equally for the payment of dividends. If a dividend was to be paid all issued shares would be eligible.


Recent Sales of "Unregistered" Securities

The following unregistered securities have been issued since January 1st, 2000 and are previously disclosed in the Company's 10-QSB's unless otherwise noted:

                                     Valued
Date        No. of Shares  Title      At            Reason

Jan. 10/00    100,000      Common    $1.25          Exercise
                                                    Warrant
Feb. 2/00      30,000      Common    $6.50          Services
Apr. 20/00      5,750      Common    $2.00          Private
                                                    Placement
May 20/00      61,957      Common    $5.75          Private
                                                    Placement
July 27/00  1,400,000      Common    $0.50          Private
                                                    Placement
Oct. 31/00    125,000      Common    $0.44          Services
Nov. 21/00     25,000      Common    $0.22          Consulting
Nov. 21/00    850,000      Common    $0.22          Services
Dec. 14/00     50,000      Common    $0.20          Services
Dec. 21/00     25,000      Common    $0.20          Services

The above noted shares were issued without registration under the Securities Act in reliance on the exemption provided by Rule 506 and/or Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering to Consultants or to companies owned or controlled by Consultants or Officers of the Company.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains historical information. It
Also contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, particularly in reference to statements regarding our expectations, plans and objectives. You can generally identify forward-looking statements by the use of the words "may,", "will," "expect," "intend," "estimate," "anticipate," "believe," or "continue," or similar language. Forward-looking statements involve substantial risks and uncertainties. You should give careful consideration to cautionary statements made in this discussion and analysis. We base our statements on our current expectations. Forward-looking statements may be impacted by a number of factors, risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Our filings with the Securities and Exchange Commission identify factors that could cause material differences. Among these factors are our ability to:

         (i) fund our current and future business strategies either through continuing operations or external financing;
         (ii)     attract and retain key employees;

         (iii) compete successfully against competitive products and services;
         (iv) maintain relationships with key suppliers and providers of market data; and
         (v) respond to the effect of economic and business conditions generally.



RECENT BUSINESS DEVELOPMENTS

Throughout 1999 AlphaTrade developed and beta-tested numerous financial products for scalability and reliability. During the fall of 1999 and into the year 2000, the Company management reviewed the beta test results and concluded that the architecture from the original design had some flaws with respect to performance and scalability.

As result of these findings, in January , 2000 the new architecture of the project was defined and "E-Gate" (version II ) was initiated, beginning by abandoning any and all previous software, code, design and components. The new E-Gate has proven to meet the requirements we established at the beginning of re-development effort and E-Gate is now a reliable system that is scalable and out-performs competing products in the marketplace. Further improvements are planned for 2001 with respect to new services and additional stock exchanges.

The applications for E-Gate completed in the year 2000 include the following; Streaming intraday charting, Level II, most actives, option chains, portfolio manager, quote grid, news and symbol look up.

RESULTS OF OPERATIONS FOR 2000 COMPARED TO 1999

AlphaTrade has a limited operating history upon which an evaluation of the company and its prospects can be based. AlphaTrade's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in rapidly changing markets. There can be no assurances that AlphaTrade will achieve or sustain profitability. AlphaTrade has incurred significant losses from its inception and as at December 31, 2000 had a net comprehensive loss of $5,819,765. AlphaTrade believes that its success will depend largely on the expansion of the online trading community, individual investors, brokerage firms and the foreign markets. Although AlphaTrade expects significant growth in 2001, the Company may not be able to achieve or sustain this growth and it is not necessarily indicative of AlphaTrade's future growth potential.

AlphaTrade had limited operating revenues with which to base an evaluation as to the cost of that revenue. AlphaTrade is generating revenues from the distribution of their web-based financial products. At this stage of its development, it is difficult to determine specific costs since the gross margin is affected by one time expenses and front loaded expenses.

Sales and Marketing expenses consist of salaries, sales commissions, consulting fees, trade show expenses, advertising and the cost of marketing enhancements. AlphaTrade plans to increase its branding and marketing efforts and therefore expects sales and marketing expenses to increase in the future as operating revenue permits.

General and Administrative expenses of $3,729,124 consist primarily of salaries, fees for professional services and consulting fees with respect to
product development and market initiation programs.   This is an increase from
$2,242,585 in 1999 due to the fact that the salaries for senior programmers were higher than the previous period, increased legal fees, higher feed provider fees, equipment purchases and leases, one time consulting fees for market development, substantial product enhancements and deployment of E-Gate version II. AlphaTrade expects general and administrative expenses to increase in accordance with revenue growth.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, AlphaTrade has financed its operations primarily through sales of common stock. Net proceeds of all of these sales totaled $5,029,148. In addition, AlphaTrade received in 2000, $324,093 in revenue from the sale of subscriptions compared to $40,687 in 1999.

Since its inception AlphaTrade has significantly increased its operating expenses. AlphaTrade is planning to expand its business as operating revenue increases and finances allow; however, the Company does not expect that revenue will be sufficient to become profitable in the near future. The Company will need to raise additional working capital to meet expenses until revenues can sustain corporate growth. The Company, however, cannot be assured of a future financing on terms favorable to the Company or its shareholders however; in the past, the Company has been able to finance through related party debt on terms favorable to the Company. If the Company is unsuccessful in raising additional capital, the operations would need to be pared down and growth would be substantially slower.

Dependence on Key Personnel

The Company is dependent on the services of certain key people, i.e. the Chief Executive Officer and the Chief Operating Officer. The loss of these persons, other key executives or personnel, or the inability to attract and retain the additional highly skilled employees required for the expansion of the Company's activities, may have a material adverse effect on the Company's business or future operations. The Company does not intend to maintain "Key-man" life insurance on any of its executive officers or other personnel at this time.


ITEM 7.     FINANCIAL STATEMENTS

Financial Statements for the year ended December 31, 2000

Independent Auditors Report

Consolidated Balance Sheet  - December 31, 2000

Consolidated Statement of Operations for the period ended December 31, 2000

Consolidated Statements of Stockholders Equity to December 31, 2000

Consolidated Statements of Cash Flows to December 31, 2000

Notes to Consolidated Financial Statements

                          ALPHATRADE.COM

                       FINANCIAL STATEMENTS

                        December 31, 2000

                         C O N T E N T S



Independent Auditors' Report . . . . . . . . . . . . . . . . .  3

Balance Sheet. . . . . . . . . . . . . . . . . . . . . . . . .  4

Statements of Operations . . . . . . . . . . . . . . . . . . .  6

Statements of Stockholders' Equity (Deficit) . . . . . . . . .  7

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . 12

Notes to the Financial Statements. . . . . . . . . . . . . . . 13

[H J & Associates letterhead]

INDEPENDENT AUDITORS' REPORT



To the Stockholders of
AlphaTrade.com
Vancouver, B.C. Canada

We have audited the accompanying balance sheet of AlphaTrade.com at December 31, 2000, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AlphaTrade.com at December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has recorded significant losses from operations, has insufficient revenues to support operational cash flows and has a working capital (deficit), which together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.


/s/HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
April 6, 2001

                          ALPHATRADE.COM
                          Balance Sheet

                              ASSETS

                                                             December 31,
                                                              2000
CURRENT ASSETS

 Cash                                                $              1,889
 Prepaid expenses                                                  60,834

  Total Current Assets                                             62,723

FIXED ASSETS

 Computer equipment                                               133,044
 Office equipment                                                  21,337
 Software                                                          68,175
 Accumulated depreciation                                         (60,819)

  Total Fixed Assets                                              161,737

OTHER ASSETS

 Investment (Note 7)                                               -
 Technology (Note 4)                                               -

  Total Other Assets                                               -

  TOTAL ASSETS                                       $            224,460

The accompanying notes are an integral part of this financial statement.

                          ALPHATRADE.COM
                    Balance Sheet (Continued)


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                             December 31,
                                                              2000
CURRENT LIABILITIES

 Accounts payable                                    $            423,218
 Interest payable - related party (Note 8)                         34,547
 Related party payable (Note 8)                                   526,050
 Note payable (Note 9)                                             14,000

  Total Current Liabilities                                       997,815

  Total Liabilities                                               997,815

STOCKHOLDERS' EQUITY (DEFICIT)

 Convertible preferred stock: par value $0.001 per share;
  10,000,000 shares authorized, 2,000,000 shares issued
  and outstanding                                                   2,000
 Common stock: $0.001 par value 100,000,000 shares
  authorized; 15,262,537 shares issued and outstanding              15,262
 Additional paid-in capital                                      5,029,148
 Accumulated deficit                                            (5,819,765)

  Total Stockholders' Equity (Deficit)                            (773,355)

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $   224,460

The accompanying notes are an integral part of this financial statement.

                          ALPHATRADE.COM
                     Statements of Operations

                                                    For the Years Ended
                                                        December 31,
                                                  2000              1999
REVENUE

 Subscription revenue                     $            324,093 $    40,687
 License fee revenue                                    -          125,000

  Total Revenue                                        324,093     165,687

EXPENSES

 Depreciation expense                                   40,675      20,144
 Rent expense                                           91,187      50,877
 General and administrative expenses                 3,725,124   2,242,585

  Total Expenses                                     3,856,986   2,313,606

LOSS FROM OPERATIONS                                (3,532,893) (2,147,919)

OTHER (EXPENSES)

 Interest expense                                      (34,547)        -
 Recognized loss on investment                        (125,000)        -
 Write off of equipment                                 -          (11,755)

  Total Other (Expenses)                              (159,547)    (11,755)

LOSS BEFORE EXTRAORDINARY ITEM AND
 INCOME TAX BENEFIT                                 (3,692,440) (2,159,674)

EXTRAORDINARY ITEM

 Gain on forgiveness of debt (net of zero income
  tax expense)                                          46,536         -

INCOME TAX (BENEFIT)                                    -              -

NET LOSS                                            (3,645,904) (2,159,674)

OTHER COMPREHENSIVE LOSS

 Loss on valuation of investment                        -         (100,000)

  Total Other Comprehensive Loss                        -         (100,000)

NET COMPREHENSIVE LOSS                             $(3,645,904)$(2,259,674)

BASIC AND FULLY DILUTED LOSS PER SHARE (Note 1)    $     (0.28)$     (0.19)

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                        12,862,433  11,303,391

The accompanying notes are an integral part of this financial statement.

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

[CONTINUED]


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


                                ALPHATRADE.COM
           Statements of Stockholders' Equity (Deficit) (Continued)


                               Preferred Stock         Common Stock
                              Shares     Amount      Shares       Amount


Balance Forward                 2,000,000 $    2,000   11,400,000 $    11,400

Common stock issued for
 cash at $3.50 per share              -          -            830           1


Common stock issued for
 cash and services at $2.00
 per share                            -          -        450,000         450

Net loss for the year ended
 December 31, 1999                    -          -            -           -

Balance, December 31, 1999      2,000,000      2,000   11,850,830      11,851

Stock issued on exercise of
 warrants at $1.25 per share          -          -        100,000         100

Stock issued on for services at
 $7.06 per share                      -          -         25,000          25

Stock issued on exercise of
 options and for services at
 $1.00 per share                      -          -         60,000          60

Stock issued for prepaid
 expenses at $8.94 per
 share                                -          -         30,000          30

Balance Forward                 2,000,000 $    2,000   12,065,830 $    12,066

[CONTINUED]

                           Additional               Other
                           Paid-in    Subscriptions Comprehensive Accumulated
                           Capitol    Receivable    Loss          Deficit


Balance Forward               $ 1,341,100 $ (250,000)$   (100,000)$   (14,187)

Common stock issued for
 cash at $3.50 per share            2,904        -            -           -

Common stock issued for
 cash and services at $2.00
 per share                         899,550       -            -           -

Net loss for the year ended
 December 31, 1999                     -         -            -    (2,159,674)

Balance, December 31, 1999       2,243,554  (250,000)    (100,000) (2,173,861)

Stock issued on exercise of
 warrants at $1.25 per share       124,900       -            -           -

Stock issued on for services
 at  $6.25 per share               176,538       -            -           -

Stock issued on exercise of
 options and for services at
 $1.00 per share                    59,940       -            -           -

Stock issued for prepaid
 expenses at $6.50 per share       268,080       -            -           -

Balance Forward               $  2,873,012$ (250,000)$   (100,000)$(2,173,861)


                                ALPHATRADE.COM
           Statements of Stockholders' Equity (Deficit) (Continued)


                               Preferred Stock         Common Stock
                              Shares     Amount      Shares       Amount

Balance Forward                 2,000,000 $    2,000   12,065,830 $    12,066

Common stock issued for
 cash at $5.75 per share              -          -         61,957          62

Common stock issued for
 CASH at $2.00 per share              -          -          5,750           6

Stock issued on exercise of
 options at $1.00 per share           -          -          4,000           4

Stock issued on exercise of
 options at $1.00 per share           -          -          2,000           2

Exercise of stock options at
$3.50 per share (unaudited)           -          -         45,885          46

Exercise of stock options at
$3.50 per share (unaudited)           -          -         30,250          30

Receipt of stock subscription         -          -            -           -

Balance Forward                 2,000,000 $    2,000   12,215,672 $    12,216

[CONTINUED]

                           Additional               Other
                           Paid-in    Subscriptions Comprehensive Accumulated
                           Capitol    Receivable    Loss          Deficit

Balance Forward               $ 2,873,012 $ (250,000)$   (100,000)$(2,173,861)

Common stock issued for
 cash at $5.75 per share          356,191        -            -           -

Common stock issued for
 cash at $2.00 per share           11,494        -            -           -

Stock issued on exercise of
 options at $1.00 per share         3,996        -            -           -

Stock issued on exercise of
 options at $1.00 per share         1,998        -            -           -

Exercise of stock options at
$3.50 per share                   160,552        -            -           -

Exercise of stock options at
$3.50 per share                   105,849        -            -           -


Receipt of stock subscription         -      250,000          -           -

Balance Forward               $ 3,513,092 $      -     $ (100,000)$(2,173,861)

                          ALPHATRADE.COM
     Statements of Stockholders' Equity (Deficit) (Continued)

                               Preferred Stock         Common Stock
                              Shares     Amount      Shares       Amount

Balance Forward                 2,000,000 $    2,000   12,215,672 $    12,216

Common stock issued for
exercise of options for services
valued at $3.50 per share             -          -         15,200          15

Common stock issued for
cash at $0.50 per share               -          -        350,000         350

Common stock issued for
exercise of options for
services valued at $1.00
per share                             -          -         50,000          50

Common stock issued for
exercise of options valued at
$0.20 per share                       -          -        100,000         100

Common stock issued for
cash at $0.50 per share               -          -        775,000         775

Common stock issued for
services at $0.89 per share           -          -         3,000            3

Common stock issued for
services at $1.00 per share           -          -        15,000           15

Common stock issued for
services at $0.43 per share           -          -       125,000          125

Common stock issued for
exercise of options at $3.50          -          -        88,665           89

Balance forward                 2,000,000  $   2,000  13,737,537   $   13,738

{CONTINUED]

                           Additional               Other
                           Paid-in    Subscriptions Comprehensive Accumulated
                           Capital    Receivable    Loss          Deficit

Balance Forward               $ 3,513,092 $      -   $   (100,000)$(2,173,861)

Common stock issued for
exercise of options for services
valued at $3.50 per share
(unaudited)                        53,185        -            -           -

Common stock issued for
cash at $0.50 per share           174,650        -            -           -

Common stock issued for
exercise of options for
services valued at $1.00
per share                          49,950        -            -           -

Common stock issued for
exercise of options valued
at $0.20 per share                 99,900        -            -           -

Common stock issued for cash
at $0.50 per share                386,725        -            -           -

Common stock issued for
services at $0.89 per share         2,669        -            -           -

Common stock issued for
services at $1.00 per share        14,985        -            -           -

Common stock issued for
services at $.043 per share        54,173        -            -           -

Common stock issued for
exercise of options at $3.50      310,239        -            -           -

Balance Forward               $ 4,659,568  $     -      $(100,000)$(2,173,861)

                          ALPHATRADE.COM
     Statements of Stockholders' Equity (Deficit) (Continued)

                               Preferred Stock         Common Stock
                              Shares     Amount      Shares       Amount

Balance Forward                 2,000,000 $    2,000   13,537,537 $    13,738

Common stock issued for
 services  at $2.25 per share         -          -         25,000          25

Common stock issued for
 services at $0.22 per share          -          -        850,000         849


Common stock issued for
 services at $0.20 per share          -          -        575,000         575

Common stock issued for
 services at $0.18 per share          -          -         50,000          50

Common stock issued for
 services at $0.16 per share          -          -         25,000          25

Unrealized loss on investment         -          -            -           -

Recognized loss on valuation
 of investment                        -          -            -           -

Net loss for the year ended
 December 31, 2000                    -          -            -           -

Balance, December 31, 2000      2,000,000   $  2,000   15,262,537    $ 15,262

[CONTINUED]

                           Additional               Other
                           Paid-in    Subscriptions Comprehensive Accumulated
                           Capital    Receivable    Loss          Deficit
Balance Forward               $ 4,659,568 $      -   $   (100,000)$(2,173,861)

Common stock issued for
 services  at $2.25 per share      56,225        -            -           -

Common stock issued for
 services at $0.22 per share      186,150        -            -           -

Common stock issued for
 services at $0.20 per share      114,425        -            -           -

Common stock issued for
 services at $0.18 per share        8,900        -            -           -

Common stock issued for
 services at $0.16 per share        3,880        -            -           -

Unrealized loss on investment         -          -        (25,000)        -

Recognized loss on valuation
 of investment                        -          -        125,000         -

Net loss for the year ended
 December 31, 2000                    -          -            -   $(3,645,904)

Balance, December 31, 2000    $ 5,029,148   $    -            -   $(5,819,765)

The accompanying notes are an integral part of this financial statement.

                          ALPHATRADE.COM
                     Statements of Cash Flows
                                                For the Years Ended
                                                    December 31,
                                               2000             1999
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                     $ (3,645,904)  $(2,159,674)
 Adjustments to reconcile net loss to net
 cash (used) by operating activities:
   Common stock issued for services              1,649,685       290,000
   Preferred stock issued for services                 -           2,000
   Depreciation expense                             40,675        20,144
   Write off of equipment                              -          11,755
   Recognized loss on investment                   125,000           -
   Gain on forgiveness of debt                     (46,536)          -
 Changes in operating assets and liabilities:
   (Increase) decrease in prepaid expenses         177,996        (7,969)
   Increase (decrease) in accounts payable
   and accrued expenses                            368,326       124,290
   Increase (decrease) in accounts payable -
   related party                                       -         103,447
   Increase (decrease) in deferred revenue        (288,775)      288,775

        Net Cash Used by Operating Activities   (1,619,533)   (1,327,232)

CASH FLOWS FROM INVESTING ACTIVITIES

 Investments in PhantomFilm.com                        -        (125,000)
 Purchase of fixed assets                          (66,633)     (167,680)

        Net Cash Used by Investing Activities      (66,633)     (292,680)

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from notes payable - related parties     606,934           -
 Proceeds on notes payable - related parties      (170,331)          -
 Common stock issued for cash                    1,158,459     1,712,905

       Net Cash Provided by Financing Activities 1,595,062     1,712,905

NET CHANGE IN CASH                                 (91,104)       92,993

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR      92,993           -

CASH AND CASH EQUIVALENTS AT END OF YEAR     $       1,889     $  92,993

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

     Interest paid                           $         -       $     -
     Income taxes paid                       $         -       $     -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

     Common stock issued for services        $   1,649,685     $ 290,000
     Preferred stock issued for services     $         -       $   2,000
     Common stock issued for subscription
     receivable                              $         -       $ 250,000

The accompanying notes are an integral part of these financial statements.

                          ALPHATRADE.COM
                Notes to the Financial Statements
                    December 31, 2000 and 1999


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

       f. Basic and Diluted Loss Per Share

       The computation of basic and diluted loss per share of common stock is based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents have not been included because they are antidilutive in nature.

                          ALPHATRADE.COM
                Notes to the Financial Statements
                    December 31, 2000 and 1999

NOTE 1 - NATURE OF ORGANIZATION (Continued)

       f.  Basic Loss Per Share (Continued)
                                               For the Year Ended
                                                December 31, 2000
                                        Loss        Shares        Per Share
                                       (Numerator)(Denominator)     Amount

                                     $ (3,645,904) 12,862,433   $   (0.28)

                                               For the Year Ended
                                                December 31, 1999
                                        Loss        Shares        Per Share
                                       (Numerator)(Denominator)     Amount

                                     $ (2,159,674)  11,303,391  $    (0.19)

       g.  Income Taxes

       At December 31, 2000, the Company had net operating loss carryforwards of approximately $5,700,000 that may be offset against future taxable income through 2020. No tax benefits has been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

       Deferred tax assets (liabilities) are comprised of the following:

                                                   For the Years Ended
                                                       December 31,
                                                    2000        1999

       Income tax benefit at statutory rate          $1,385,403 $ 826,067
       Change in valuation allowance                 (1,385,403) (826,067)

       The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                   For the Years Ended
                                                       December 31,
                                                    2000        1999

       Income tax benefit at statutory rate          $  559,336 $ 801,463
       Change in valuation allowance                   (559,336) (801,463)

       Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

                          ALPHATRADE.COM
                Notes to the Financial Statements
                    December 31, 2000 and 1999


NOTE 1 - NATURE OF ORGANIZATION (Continued)

       h.  Revenue Recognition

       The Company amortizes subscription fees when the services are provided.

       i.  Recent Accounting Pronouncements

       The Company has adopted the provisions of FASB Statement No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No. 133.)" Because the Company had adopted the provisions of FASB Statement No. 133, prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

       The Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

       The Company has adopted the provisions of FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)" This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principle had no material effect on the Company's consolidated financial statements.

       j.  Advertising

       The Company follows the policy of charging the costs of advertising to expense as incurred.

                          ALPHATRADE.COM
                Notes to the Financial Statements
                    December 31, 2000 and 1999


NOTE 1 - NATURE OF ORGANIZATION (Continued)

       k.  Stock Options

       As permitted by FASB Statement 123 "Accounting for Stock Based Compensation" (SFAS No. 123), the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and make proforma disclosures of net income and earnings per share as if the fair value method of valuing stock options had been applied. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

NOTE 2 - FIXED ASSETS

       Fixed assets at December 31, 2000 consisted of the following:

               Office equipment                      $             21,337
               Computer equipment                                 133,044
               Software                                            68,175
               Less accumulated depreciation                      (60,819)

                                                     $            161,737

       Depreciation expense for the years ended December 31, 2000 and 1999 was $40,675 and $20,144, respectively.

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

                          ALPHATRADE.COM
                Notes to the Financial Statements
                    December 31, 2000 and 1999


NOTE 4 -  PURCHASE OF TECHNOLOGY

       On January 4, 1999, the Board of Directors issued 4,000,000 shares of unregistered restricted common stock for the purchase of software for development and eventual resale. The acquired software is still in a developmental state and has uncertain net realizable value. The software was recorded at its predecessor cost of $-0-.

NOTE 5 -  OPTIONS

       At December 31, 2000, the Company had authorized the following options pursuant to the 1999 stock option plan:

          Exercise                Number               Number       Number
          Price                  Authorized          Exercised   Outstanding

          $1.00                  1,200,000             116,000    1,084,000
          $3.50                    800,000             330,000      470,000

                                 2,000,000                        1,554,000

       At December 31, 2000, the Company had authorized the following options pursuant to the 2000 stock option plan:

                                  Number     Number     Number      Exercise
                                 Granted   Exercised  Outstanding    Price

          Stock options         1,130,000   172,500    957,500      $ 0.50
          Stock awards            590,000   590,000        -             -

       At December 31, 2000, the Company had granted the following stock options:

        Grant      Exercise      Vesting         Number         Number
         Date       Price         Dates         Granted      Outstanding

        1/6/99     $   1.00     20% each year    80,000        24,000
                                 2000-2004
        1/6/99     $   1.00     Immediately   1,060,000     1,060,000
        1/6/99     $   1.00     Immediately      60,000           -
        9/1/99     $   3.50     20% each year   800,000       470,000

         Total                                2,000,000     1,554,000

       During 2000, 965,000 options were granted to employees exercisable at $1.00 to $3.50 per share.

       Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under such plan consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation, "the Company's net income
       (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                       ALPHATRADE.COM
                Notes to the Financial Statements
                    December 31, 2000 and 1999


NOTE 5 - OPTIONS (Continued)

                                                        For the
                                                      Years Ended
                                                      December 31,
                                                   2000          1999

       Net (loss) as reported                 $ (3,645,904)     $(2,159,674)
       Proforma                                 (4,328,177)      (2,159,674)
       Basic and diluted (loss) per share as
       reported                                      (0.28)           (0.19)
       Pro forma                                     (0.34)           (0.22)

       The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

                                                              2000

       Average risk free interest rate                        6.43%
       Average expected life                                     1
       Average expected volatility                             157%
       Dividend yield                                          0.0

NOTE 6 - WARRANTS

       The Company had the following warrants outstanding at December 31, 2000:

                           Number of    Number of
      Grant     Exercise    Shares       Shares       Total   Expiration
       Date      Price     Granted      Exercised  Remaining      Date

1/7/1999       $  0.25    1,000,000      300,000    700,000     1/7/2005
6/7/1999       $  0.25      500,000          -      500,000     6/7/2005
10/19/1999     $  0.25      600,000       10,000    600,000   10/19/2005
11/16/1999     $  6.25        5,000          -        5,000   11/10/2002
11/11/99       $  0.25      150,000          -      150,000   11/11/2005
2/7/2000       $  0.25      123,914          -      123,914     2/7/2005
4/7/2000       $  0.25        5,750          -      655,750     4/7/2005
5/1/2000       $  0.25      150,000          -      150,000     5/1/2005
7/27/2000      $  0.25    1,125,000          -    1,400,000    7/27/2005

  All warrants granted through December 31, 1999 and on April 7, 2000 and May 1, 2000 were issued at prices equal to or exceeding the trading value of the stock on the date of grant and were attached to common stock units. Accordingly, no additional expense has been recorded.

  On November 21, 2000, the Company amended the exercise price of all of the warrants to better reflect the market value of the Company's common stock.

                          ALPHATRADE.COM
                Notes to the Financial Statements
                    December 31, 2000 and 1999

NOTE 7 - INVESTMENT

  In June 1999, the Company sold a non-exclusive licensing agreement to PhantomFilm.com for $125,000. The Company received 250,000 shares of PhantomFilm.com stock originally valued at $0.50 per share. At December 31, 1999, the stock was worth $0.10 per share. Accordingly, a loss on valuation of investment for $100,000 has been recorded as an other comprehensive loss. At December 31, 2000, the Company recorded a realized loss on investment of $125,000. The PhantomFilm.com stock is classified as available for sale.

NOTE 8 - RELATED PARTY PAYABLE

  During the year ended December 31, 2000, related parties loaned the Company $286,050 and accrued salaries of $240,000, bearing interest at 10%, due on demand and unsecured. The balances have accrued interest of $34,547 at December 31, 2000.

NOTE 9 - NOTE PAYABLE

  During the year ended December 31, 2000, a company loaned the Company $14,000, bearing interest at 10%, unsecured and due on demand.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

  Office Lease

  The Company leases office space on a month-to-month basis. The monthly lease payment is $6,000. Rent expense for the years ended December 31, 2000 and 1999 was $91,187 and $50,877, respectively.

  Management Agreement

  The Company has a signed consulting agreement with its president to provide services at a rate of $10,000 per month.

NOTE 11 - GOING CONCERN

  The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had limited activities since inception and is considered a development stage company because it has no significant operating revenues and, planned principal operations have not yet commenced. The Company has incurred losses from its inception through December 31, 2000 of approximately $5,800,000. The Company does not have an established source of funds sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

                          ALPHATRADE.COM
                Notes to the Financial Statements
                    December 31, 2000 and 1999


NOTE 11 - GOING CONCERN  (Continued)

  In order to develop a reliable source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans include concentrating its efforts on marketing the Company's services and products and raising additional capital through the sale of exclusive marketing territories, or through the sale of its common stock. The proceeds will be used to pay for general operating expenses, pursue acquisitions and form strategic alliances that could expedite the Company's growth. The Company expects that it will need $1,000,000 to $5,000,000 of additional funds for operations and expansion in 2001. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

  The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 10 - SUBSEQUENT EVENTS

        Common Stock

        Subsequent to December 31, 2000, the Company issued 3,030,000 shares of common stock for services valued at an average price of $0.13 per share.

        Consulting Contracts

        The Company has entered into two consulting contracts for advertising and investor relations, one contract calls for the Company to issue 100,000 shares of common stock as payment. The other contract calls for the Company to pay $5,000 a month.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
       ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                             PART III


ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding the executive officers and directors of the Company:

Name             Age  Position

Gordon Muir      47   Founder, Chief Executive Officer, Chairman, Director
Penny Perfect    47   Founder, President, Director
Victor Cardenas* 50   Director, Chief Operating Officer
Lisa McVeigh*    37   Director
Raymond Hatch    69   Director


*  Member of the audit committee

The Directors and Officers will serve until the next annual general meeting of the shareholders or until their death, resignation, retirement, removal, disqualification, or until their successors have been duly elected and qualified. All Officers serve at the will of the Board of Directors.

GORDON MUIR has served as Chairman and a Director of AlphaTrade since October 21, 1999. He became Chief Executive Officer in February, 2000. Mr. Muir is an
independent investor and business consultant.    He was the founder of
Navmaster Technologies, a company credited with developing the first GPS charting systems for the Marine Industry that relied on optical imaging instead of expensive and cumbersome computers. He has over fifteen years experience in senior level management in a variety of business mainly in the automotive and industrial industries.

PENNY PERFECT has served as President and a Director of AlphaTrade since October 21, 1999. Previously Ms. Perfect was the President of her own firm which was involved in providing Public Relations and Investment Banking
services for early stage development companies.   Prior to establishing her
own firm, Ms. Perfect was a stockbroker for over five years with a firm specializing in venture capital and capital pool financings. She was also involved in many aspects of tax advantaged investment products from structuring to actually raising the capital for the project. These projects involved restaurants, hotel operations, franchises, apartment blocks, mining companies, wineries, medical companies and many others. Ms. Perfect has a Bachelor of Education from the University of Alberta, Canada. She has ten years of study in the field of Neuro-Linquistic Programming.

VICTOR D. CARDENAS is the Chief Operating Officer and Director. He has served as a Director since December 23, 1998 and has served as the Chief Operating
Officer since October 1, 2000.   For over thirty years Mr. Cardenas was a
Senior Level Manager with IBM and as such was involved in marketing, sales and
computer software systems development.   Mr. Cardenas holds a Bachelors Degree
in Electrical Engineering from IPN in Mexico City, Mexico and has attended a one year accelerated Business Management program in New York. He has also taken business education courses at Harvard University and Cambridge University, UK.

RAYMOND A. HATCH. Mr. Hatch was appointed as a Director on September 13th, 2000. Mr. Hatch started his career on Wall Street in the early sixties. He completed the Reynolds Securities (Dean Witter Reynolds) training program and became an account executive. Subsequently he joined Carreau & Company, which was known as 1919 NYSE specialists in stock issues such as Westinghouse Corporation, Carrier Corporation, General American Oil, etc. He was an Officer and Director of the company and was primarily responsible for the American Stock Exchange operations. After leaving Carreau & Company, Mr. Hatch joined Delafield & Delafield as a member of their Syndicate Department and subsequently, Sterling Grace & Co. as the Manager of their Syndicate Department. Both of these firms were NYSE investment banking organizations.

Sterling Grace was founded in the late 1800's. Mr. Hatch joined Arbitrage Management Co. Inc. as a Vice President. Arbitrage Management Co. was a convertible bond arbitrage operation headed up by Jon and Asher Edleman, and programmed by Harry Markowitz of Harvard University.

In May 1982, Mr. Hatch started his own investment-banking boutique, Grady and Hatch & Company, Inc. The organization focused on private placements, syndicate participations and the origination of its own underwritings. At the end of 1999, Mr. Hatch resigned from Grady and Hatch & Company and joined Ridgewood Group International Ltd. (RGI) as a Managing Partner. RGI is managed by William Potter, who was previously Co-Chairman of Prudential Securities International.

During his career on Wall Street, Mr. Hatch was a regular member of the American Stock Exchange and an allied member of the NYSE on several occasions, a principal of the NASD and as a registered investment advisor with the SEC for over ten years.


LISA McVEIGH has served as a Director since January 21, 2000. Ms. McVeigh has held the position of Financial Officer with British Columbia Film for ten years.

Family Relationships

Gordon Muir and Penny Perfect are married. There are no other family relationships between any other Directors or executive Officers of the Company.

Compliance with Section 16 of the Exchange Act.

Section 16(a) of the Exchange Act requires directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2000, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

ITEM 10.    EXECUTIVE COMPENSATION

The following table shows compensation earned during fiscal 1999 and 2000 by the Chief Executive Officer, President and Chief Operating Officer. Titles
shown on the table are titles held at December 31, 2000.   The information in
the table includes salaries, bonuses, stock options granted, restricted stock awards granted and other miscellaneous compensation. We have no long term compensation benefits other than stock options. No executive officer held office in 1997 and therefore did not receive annual compensation in fiscal 1998.




                    SUMMARY COMPENSATION TABLE

                                                    Long Term and Other
                 Annual Compensation                Compensation
                 -------------------------------    --------------------------
                                                    Number of
                                            Other   Securities    All Other
Name and 2000      Fiscal                   Annual  Underlying    Compensation
Principal Positions Year  Salary(1) Bonus  Comp(3)  Options       (2)
------------------------------------------------------------------------------

Penny Perfect       1998   ----     ----     ----     ----          ----
President           1999 $120,000   ----    25,000  350,000         ----
                    2000 $120,000            ----     ----      400,000 shares

Gordon J. Muir      1998   ----     ----     ----     ----          ----
Chief Executive     1999 $120,000   ----    25,000  350,000         ----
Officer             2000 $120,000            ----     ----      400,000 shares

Victor D. Cardenas  1999   ----     ----     ----    25,000
Chief Operating     2000 $ 22,500            5,000    ----       50,000 shares
Officer

1)   Salaries are accrued but not paid.
2) Shares issued to companies in which the executive officers have a minority interest in lieu of participation in the year 2000 stock option plan.
3) The Board approved grants of restricted stock to companies in which the above noted executive officers have a minority interest. The above noted disclosure should not be construed as an admission that he/she is the beneficial owner of these shares of common stock.

Bonuses and Deferred Compensation

None of the Directors or executive officers received a bonus or deferred compensation other than as noted above.

Compensation Pursuant to Plans -  None

Pension Table -  None   not applicable

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

Date             Name           Exercise Price      Number of Options

January 6/99    Penny Perfect      $1.00               350,000
January 6/99    Gordon Muir        $1.00               350,000
Sept. 1, 1999   Victor Cardenas    $3.50                25,000
Sept. 1, 1999   Lisa McVeigh       $3.50                25,000

None of the unexercised options listed had any value at fiscal year-end because the exercise price of all of the options held by the above noted Directors was greater than the closing sales price of the common stock as quoted on the OTC:BB on December 31, 2000. All options expire ten years after the grant date. The exercise price represents the fair market value of the common stock on the date the stock option was granted.


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the stock ownership as of March 31, 2001, of: (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Company's common stock; and (ii) directly or indirectly by each director, by each person who was an executive officer during the fiscal year ending December 31, 2000 and by directors and executive officers of the Company as a group:

                                  Shares
                               Beneficially
Name of Beneficial Owner        Owned(1)(2)         Percent (2)

Penny Perfect                  5,110,437(3)             26%
Suite 400 - 1111 W. Georgia St.
Vancouver, B.C.

Gordon Muir                    5,095,434(4)             26%
Suite 400 - 1111 W. Georgia St.
Vancouver, B.C.

Ms. Perfect and Mr. Muir are spouses. Accordingly, each spouse's holdings may also be deemed to be beneficially owned by the other.


All executive officers and directors
as a group (four persons)     10,503,871(5)             51%


Class A Preferred     All executive officers and directors
            As a group         2,000,000               100%


(1) The above noted disclosure should not be construed as an admission that each executive officer or director is the beneficial owner of these shares of common stock.
(2) The percentages shown are calculated based upon 18,289,037 shares of common stock outstanding on March 31, 2001. The numbers and percentages shown include the shares of common stock actually owned as of March 31, 2001 and the shares of common stock that the person or group had the right to acquire within 60 days of March 31, 2001. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of March 31, 2001 upon the exercise of options and warrants are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.
(3) Includes direct and indirect ownership. This figure also includes 1,166,958 shares of common stock issuable on exercise of stock options and warrants.

(4) Includes direct and indirect ownership. This figure also includes 1,166,956 shares of common stock issuable on exercise of stock options and warrants.
(5) Includes 25,000 shares of common stock issuable to Victor Cardenas on the exercise of stock options.


1999 AND 2000 STOCK INCENTIVE PLANS

Stock Incentive Plans were adopted in 1999 and 2000 authorizing the issuance of the following shares to Directors, Executive Officers, Employees and Consultants of which the unexercised balances are as follows:

            Exercise          Number           Number
             Price          Authorized      Outstanding

1999 Plan   $1.00           1,200,000        1,084,000
1999 Plan   $3.50             800,000          470,000
2000 Plan   $0.20             327,000          327,000
2000 Plan   $0.50             803,000          630,500

The 1999 stock options expire in 2009 and the 2000 stock options expire in 2010 and are subject to vesting schedules. None of the unexercised options listed above had any value at fiscal year-end because the exercise price of all of the options was greater than the closing sales price of the common stock as quoted on the OTC:BB on December 31, 2000. All options expire ten years after the grant date. The exercise price represents the fair market value of the common stock on the date the stock option was granted.


PREFERRED SHARES

The Company has authorized 10,000,000 preferred shares, $0.001 par value per share, to be issued in series with attributes to be determined by the Board of Directors. A Series of 2,000,000 shares of Class "A" Preferred Stock has been authorized by the Board of Directors. The Class "A" Preferred Stock, all of which are currently outstanding, has the following rights, privileges and preferences:

  - Each share is convertible into five shares of common stock at a conversion price of $0.05 per share;
  - Each share is accorded five votes on any matter submitted to the stockholders of the Company;
  - There shares are assignable, subject to compliance with any applicable securities laws, rules and regulations;
  - Ownership of these shares vests on issuance, and they are not subject to cancellation.

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


Exhibit
Number Description of Exhibits


Exhibits incorporated herein by reference - None.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ALPHATRADE.COM


Dated:  April 11, 2001               By: /s/Penny Perfect
                                     Penny Perfect
                                     President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities, and on the dates, indicated.


  Signature                Title                    Date



/s/ Gordon Muir            Director            April 11, 2001
Gordon J. Muir


/s/  Penny Perfect         Director            April 11, 2001
Penny Perfect


/s/  Victor Cardenas       Director            April 11, 2001
Victor Cardenas


/s/ Lisa McVeigh           Director            April 11, 2001
Lisa McVeigh


/s/ Raymond Hatch          Director            April 11, 2001
Raymond Hatch