Form 10QSB
period 2001-03-31
ALPHATRADE COM
filed 2001-05-21
CIK 1076462

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2001
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

                                March 31, 2001

                          Common - 18,289,037 shares



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

                          ALPHATRADE.COM

                       FINANCIAL STATEMENTS

               March 31, 2001 and December 31, 2000

                          ALPHATRADE.COM
                          Balance Sheets

                              ASSETS

                                                  March 31,    December 31,
                                                   2001        2000
                                                 (Unaudited)

CURRENT ASSETS

 Cash                                     $             -      $     1,889
 Accounts receivable                                     2,767           -
 Prepaid expenses                                       13,445      60,834

  Total Current Assets                                  16,212      62,723

FIXED ASSETS

 Computer equipment                                    148,983     133,044
 Office equipment                                       21,337      21,337
 Software                                               68,175      68,175
 Accumulated depreciation                              (72,743)    (60,819)

  Total Fixed Assets                                   165,752     161,737

OTHER ASSETS

 Investment                                                -           -
 Technology                                                -           -

  Total Other Assets                                       -           -

  TOTAL ASSETS                            $            181,964 $   224,460

                          ALPHATRADE.COM
                    Balance Sheets (Continued)

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                 March 31,  December 31,
                                                   2001        2000
                                                (Unaudited)
CURRENT LIABILITIES

 Bank overdraft                           $              3,184 $       -
 Accounts payable                                      445,245     423,218
 Interest payable - related party                       48,406      34,547
 Related party payable                                 763,950     526,050
 Note payable                                           14,000      14,000

  Total Current Liabilities                          1,274,785     997,815

  Total Liabilities                                  1,274,785     997,815

STOCKHOLDERS' EQUITY (DEFICIT)

 Convertible preferred stock: par value $0.001 per share;
  10,000,000 shares authorized, 2,000,000 shares issued
  and outstanding                                        2,000       2,000
 Common stock: $0.001 par value 100,000,000 shares
  authorized; 18,289,037 and15,262,537 shares issued
  and outstanding, respectively                         18,289      15,262
 Additional paid-in capital                          5,759,921   5,029,148
 Accumulated deficit                                (6,873,031) (5,819,765)

  Total Stockholders' Equity (Deficit)              (1,092,821)   (773,355)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                       $            181,964 $   224,460

                          ALPHATRADE.COM
                     Statements of Operations
                           (Unaudited)
                                                 For the Three Months Ended
                                                           March 31,
                                                  2001                   2000

REVENUE

 Subscription revenue                     $             35,844 $   192,764

  Total Revenue                                         35,844     192,764

EXPENSES

 Depreciation expense                                   11,925       9,129
 Rent expense                                           22,955      24,532
 General and administrative expenses                 1,044,039   1,228,440

  Total Expenses                                     1,078,797   1,262,101

LOSS FROM OPERATIONS                                (1,042,953) (1,069,337)

OTHER INCOME (EXPENSES)

 Interest expense                                      (13,860)          -
 Other income                                            3,547           -

  Total Other (Expenses)                               (10,313)          -

LOSS BEFORE INCOME TAX BENEFIT                      (1,053,266) (1,069,337)

INCOME TAX (BENEFIT)                                    -                -

NET LOSS                                            (1,053,266) (1,069,337)

OTHER COMPREHENSIVE LOSS

 Loss on valuation of investment                        -           50,000

  Total Other Comprehensive Loss                        -           50,000

NET COMPREHENSIVE LOSS                    $         (1,053,266)$(1,019,337)

BASIC AND FULLY DILUTED LOSS PER SHARE (Note 1)     $    (0.06)$     (0.09)


WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                        17,604,520  12,078,432

                                ALPHATRADE.COM
           Statements of Stockholders' Equity (Deficit) (Continued)


                               Preferred Stock         Common Stock
                              Shares     Amount      Shares       Amount

Balance, December 31, 1999      2,000,000      2,000   11,850,830      11,851

Stock issued on exercise of
 warrants at $1.25 per share          -          -        100,000         100

Stock issued on for services at
 $7.06 per share                      -          -         25,000          25

Stock issued on exercise of
 options and for services at
 $1.00 per share                      -          -         60,000          60

Stock issued for prepaid
 expenses at $8.94 per
 share                                -          -         30,000          30

Common stock issued for cash
 at $5.75 per share                   -          -         61,957          62

Common stock issued for cash
at $2.00 per share                    -          -          5,750           6

Common stock issued for
exercise of options at $1.00
per share                             -          -          4,000           4

Common stock issued for
exercise of options at $1.00
per share                             -          -          2,000           2

Balance Forward                 2,000,000 $    2,000   12,139,517 $    12,140



                           Additional               Other
                           Paid-in    Subscriptions Comprehensive Accumulated
                           Capital    Receivable    Loss          Deficit


Balance, December 31, 1999       2,243,554  (250,000)    (100,000) (2,173,861)

Stock issued on exercise of
 warrants at $1.25 per share       124,900       -            -           -

Stock issued on for services
 at  $7.06 per share               176,538       -            -           -

Stock issued on exercise of
 options and for services at
 $1.00 per share                    59,940       -            -           -

Stock issued for prepaid
 expenses at $8.94 per share       268,080       -            -           -

Stock issued for cash
 at $5.75 per share                356,191       -            -           -

Common stock issued for
cash at $2.00 per share             11,494       -            -           -

Common stock issued for
exercise of options at $1.00
per share                            3,996       -            -           -

Common stock issued for
exercise of options at $1.00
per share                            1,998       -            -           -

Balance Forward               $  3,246,691$ (250,000)$   (100,000)$(2,173,861)


                                ALPHATRADE.COM
           Statements of Stockholders' Equity (Deficit) (Continued)


                               Preferred Stock         Common Stock
                              Shares     Amount      Shares       Amount


Balance Forward                 2,000,000 $    2,000   12,139,517 $    12,140

Common stock issued for
exercise of options at
$3.50 per share                       -          -         45,885          46

Common stock issued for
exercise of options at $3.50
per share                             -          -         30,250          30

Receipt of stock subscription         -          -            -           -

Common stock issued for
exercise of options valued at
$3.50 per share                       -          -         15,200          15

Common stock issued for
cash at $0.50 per share               -          -        350,000         350

Common stock issued for
exercise of options for
services valued at $1.00
per share                             -          -         50,000          50

Common stock issued for
exercise of options valued
at $0.20 per share                    -          -        100,000         100

Common stock issued for
cash at $0.50 per share               -          -        775,000         775

Balance Forward                 2,000,000 $    2,000   13,505,872 $    13,506


                           Additional               Other
                           Paid-in    Subscriptions Comprehensive Accumulated
                           Capital    Receivable    Loss          Deficit


Balance Forward               $ 3,246,691 $ (250,000)$   (100,000)$(2,173,861)

Common stock issued for
exercise of options at
$3.50 per share                   160,552        -            -           -

Common stock issued for
exercise of options at
$3.50 per share                   105,849        -            -           -

Receipt of stock subscription         -      250,000          -           -

Common stock issued for
exercise of options valued at
$3.50 per share                    53,185        -            -           -

Common stock issued for
cash at $0.50 per share           174,650        -            -           -

Common stock issued for
exercise of options for
services valued at $1.00
per share                          49,950        -            -           -

Common stock issued for
exercise of options valued
at $0.20 per share                 99,900         -           -           -

Common stock issued for
cash at $0.50 per share           386,725         -           -           -

Balance Forward               $ 4,277,502 $       -    $ (100,000)$(2,173,861)

                          ALPHATRADE.COM
     Statements of Stockholders' Equity (Deficit) (Continued)

                               Preferred Stock         Common Stock
                              Shares     Amount      Shares       Amount


Balance Forward                 2,000,000 $    2,000   13,505,872 $    13,506

Common stock issued for
services at $0.89 per share           -          -          3,000           3

Common stock issued for
services at $1.00 per share           -          -         15,000          15

Common stock issued for
services at $0.43 per share           -          -        125,000         125

Common stock issued for
exercise of options
at $3.50 per share                    -          -         88,665          89

Common stock issued for
services at $2.25 per share           -          -         25,000          25

Common stock issued for
services at $0.22 per share           -          -        850,000         849

Common stock issued for
services at $0.20 per share           -          -        575,000         575

Common stock issued for
services at $0.18 per share           -          -         50,000          50

Common stock issued for
services at $0.16 per share           -          -         25,000          25

Unrealized loss on investment         -          -            -           -

Balance forward                 2,000,000 $    2,000   15,262,537 $    15,262


                           Additional               Other
                           Paid-in    Subscriptions Comprehensive Accumulated
                           Capital    Receivable    Loss          Deficit

Balance Forward               $ 4,277,502 $      -   $   (100,000)$(2,173,861)

Common stock issued for
services at $0.89 per share         2,669        -            -           -

Common stock issued for
services at $1.00 per share        14,985        -            -           -

Common stock issued for
services at $.043 per share        54,173        -            -           -

Common stock issued for
exercise of options at $3.50      310,239        -            -           -

Common stock issued for
 services  at $2.25 per share      56,225        -            -           -

Common stock issued for
 services at $0.22 per share      186,150        -            -           -

Common stock issued for
 services at $0.20 per share      114,425        -            -           -

Common stock issued for
 services at $0.18 per share        8,900        -            -           -

Common stock issued for
 services at $0.16 per share        3,880        -            -           -

Unrealized loss on investment         -          -        (25,000)        -

Balance forward                $5,029,148   $    -      $(125,000)$(2,173,861)

                          ALPHATRADE.COM
     Statements of Stockholders' Equity (Deficit) (Continued)

                               Preferred Stock         Common Stock
                              Shares     Amount      Shares       Amount

Balance Forward                 2,000,000 $    2,000   15,262,537 $    15,262


Recognized loss on valuation
 of investment                        -          -            -           -

Net loss for the year ended
 December 31, 2000                    -          -            -           -

Balance, December 31, 2000      2,000,000   $  2,000   15,262,537    $ 15,262

Common stock issued for
services at $0.22 per share
(unaudited)                           -          -        850,000         850

Common stock issued for
services at $0.50 per share
(unaudited)                           -          -         14,500          15


Common stock issued for
services at $0.10 per share
(unaudited)                           -          -      1,150,000       1,150

Common stock issued for
exercise of warrants at
$0.25 per share (unaudited)           -          -         10,000          10

Common stock issued for
exercise of options at $3.50
per share (unaudited)                 -          -         50,000          50

Balance forward                 2,000,000   $  2,000   17,337,037    $ 17,337

                           Additional               Other
                           Paid-in    Subscriptions Comprehensive Accumulated
                           Capital    Receivable    Loss          Deficit
Balance forward               $ 5,029,148        -     $(125,000) $(2,173,861)

Recognized loss on valuation
 of investment                        -          -        125,000         -

Net loss for the year ended
 December 31, 2000                    -          -            -   $(3,645,904)

Balance, December 31, 2000    $ 5,029,148   $    -            -   $(5,819,765)

Common stock issued for
services at $0.22 per share
(unaudited)                       186,150        -            -           -

Common stock issued for
services at $0.50 per share
(unaudited)                         7,235        -            -           -

Common stock issued for
services at $0.10 per share
(unaudited)                       113,850        -            -           -

Common stock issued for
exercise of warrants at
$0.25 per share (unaudited)         2,490        -            -           -

Common stock issued for
exercise of options at $3.50
per share (unaudited)             174,950        -            -           -

Balance forward               $ 5,513,823   $    -       $    -   $(5,819,765)

                          ALPHATRADE.COM
     Statements of Stockholders' Equity (Deficit) (Continued)

                               Preferred Stock         Common Stock
                              Shares     Amount      Shares       Amount

Balance Forward                 2,000,000 $    2,000   17,337,037 $    17,337

Common stock issued for
exercise of options at $0.50
per share (unaudited)                 -          -        150,000         150

Common stock issued for
services at $0.10 per share
(unaudited)                           -          -        243,000         243

Common stock issued for
cash at $0.10 per share
(unaudited)                           -          -        250,000         250

Common stock issued for
services at $0.1875 per
share (unaudited)                     -          -        100,000         100

Common stock issued for
services at $0.125 per
share (unaudited)                     -          -        100,000         100

Common stock issued for
exercise of options at $1.00
per share (unaudited)                 -          -         89,000          89

Balance forward                 2,000,000   $  2,000   18,269,037   $  18,269

                           Additional               Other
                           Paid-in    Subscriptions Comprehensive Accumulated
                           Capital    Receivable    Loss          Deficit
Balance forward               $ 5,513,823        -     $      -   $(5,819,765)

Common stock issued for
exercise of options at $0.50
per share (unaudited)              74,850        -            -           -

Common stock issued for
services at $0.10 per share
(unaudited)                        24,057        -            -           -

Common stock issued for
cash at $0.10 per share
(unaudited)                        24,750        -            -           -

Common stock issued for
services at $0.1875 per
share (unaudited)                  18,650        -            -           -

Common stock issued for
services at $0.125 per
share (unaudited)                  12,400        -            -           -

Common stock issued for
exercise of options at $1.00
per share (unaudited)              88,911        -            -           -

Balance forward               $ 5,757,441  $     -       $    -   $(5,819,765)

                          ALPHATRADE.COM
     Statements of Stockholders' Equity (Deficit) (Continued)

                               Preferred Stock         Common Stock
                              Shares     Amount      Shares       Amount

Balance Forward                 2,000,000 $    2,000   18,269,037 $    18,269

Common stock issued for
services at $0.125 per
share (unaudited)                     -          -         20,000          20

Net loss for the three
months ended March 31, 2001
(unaudited)                           -          -            -           -

Balance, March 31, 2001
(unaudited)                     2,000,000  $   2,000   18,289,037 $    18,289

                           Additional               Other
                           Paid-in    Subscriptions Comprehensive Accumulated
                           Capital    Receivable    Loss          Deficit
Balance forward               $ 5,747,441        -     $      -   $(5,819,765)

Common stock issued for
services at $0.125 per
share (unaudited)                   2,480        -            -           -

Net loss for the three
months ended March 31, 2001
(unaudited)                           -          -            -    (1,053,266)

Balance, March 31, 2001
(unaudited)                    $5,759,921  $     -     $      -   $(6,873,031)

                          ALPHATRADE.COM
                     Statements of Cash Flows
                           (Unaudited)
                                                 For the Three Months Ended
                                                            March 31,
                                                    2001           2000
CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                  $    (1,053,266)$  (1,069,337)
     Adjustments to reconcile net loss to net
      cash (used) by operating activities:
          Common stock issued for services             367,300       448,750
          Compensation on warrants issued below
          market value                                     -           7,684
          Depreciation expense                          11,924         9,129
     Changes in operating assets and liabilities:
          (Increase) decrease in accounts payable       (2,768)     (620,534)
          (Increase) decrease in prepaid expenses       47,389        23,324
          Increase (decrease) in accounts payable and
          accrued expenses                              35,887       179,597
          Increase (decrease) in accounts payable -
          related party                                    -         (27,164)
          Increase (decrease) in deferred revenue          -        (192,517)
          Increase (decrease) in bank overdraft          3,184           -

               Net Cash Used by Operating
               Activities                             (590,350)     (620,534)

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of fixed assets                          (15,939)      (37,217)

               Net Cash Used by Investing Activities   (15,939)      (37,217)

CASH FLOWS FROM FINANCING ACTIVITIES

     Receipt of stock subscription                         -         331,074
     Proceeds from notes payable - related parties     237,900           -
     Common stock issued for cash                      366,500       288,000

               Net Cash Provided by Financing
               Activities                              604,400       619,074

NET CHANGE IN CASH                                      (1,889)      (38,677)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           1,889        92,993

CASH AND CASH EQUIVALENTS AT END OF YEAR            $        -     $  54,316

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

     Interest paid                                  $        -     $       -
     Income taxes paid                              $        -     $       -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

     Common stock issued for services               $  367,300     $ 448,750
     Common stock issued for subscription receivable$        -     $   6,000
     Warrants issued below market value             $        -     $   7,684

                          ALPHATRADE.COM
                Notes to the Financial Statements
               March 31, 2001 and December 31, 2000


NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 - GOING CONCERN

       The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had limited activities since inception and is considered a development stage company because it has no significant operating revenues and, planned principal operations have not yet commenced. The Company has incurred losses from its inception through March 31, 2001 of approximately $6,800,000. The Company does not have an established source of funds sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

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

                          ALPHATRADE.COM
                Notes to the Financial Statements
               March 31, 2001 and December 31, 2000


NOTE 3 -  SUBSEQUENT EVENTS

        The Company canceled the issuance 89,000 shares of common stock issued for the exercise of 89,000 stock options.

        The Company issued 5,000 shares of common stock for the exercise of warrants at $0.25 per share.

        The Company issued 285,000 shares of common stock for the exercise of 285,000 stock options at $0.50 per share.

        The Company issued 1,050,000 shares of common stock for services, and 1,200,000 shares of common stock for cash at $0.075 per share.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
------------------

During the first quarter of 2001 the Company introduced a number of significant enhancements and new applications to the E-Gate suite of services. These improvements to the code and applets strengthened the Company's position in the industry because the applications are now lighter and faster which means less load time for subscribers.

The Company has restructured the back end services which have decreased any down time for servers to less than 0.01%. New system management tools were implemented to provide comprehensive monitoring of each of the different applications to ensure maximum performance. The status of all the infrastructure components are monitored in real time and any malfunctions can now be corrected without affecting the availability of the services.

The number of private labeled customers and affiliate members has increased significantly which aids in generating new subscribers and builds awareness of
the company.   Agreements have been signed with brokerage houses in North
America who will provide the E-Gate services to their clients as a value-added service and for generating new clients to their firms. The process of adding clients is gradual and begins in late May with most of them starting up in June 2001. Some of the brokerage firms will be converting their brokers to
the company's system.   The company's private labeling is appealing to the
brokerage community as it addresses both marketing and a customer enhancement issues.

With the downturn in the market continuing, many financial institutions will be seeking methods of reducing their costs. We believe that this market turmoil may be advantageous to the company since we can provide identical or superior financial quote services at greatly reduced costs. We are marketing our products as a stand alone product, to supplement or augment their current providers or as a backup for their system in case they have downtime.

Results of Operation.
---------------------

As at March 31, 2001 Company had $13,445 in prepaid expenses and $181,964 in assets. Liabilities totaled $1,274,785, comprised of current accounts payable of $445,245, bank overdraft of $3,184 (which was immediately covered on April 1st, 2001), a note payable of $14,000 and a related party payable together with interest of $812,356. The Company realized revenues of $35,844 for the first quarter ending March 31, 2001 and incurred net losses from operations of $1,042,953 with total net comprehensive losses to date of $1,053,266.

Liquidity.
----------

As of March 31, 2001, the Company had $16,212 in current assets with $1,274,785 in current liabilities.

                       PART II - OTHER INFORMATION

Item 1.  Legal proceedings.

During the quarter there have been no material changes in the WebData suit.

Item 2.  Changes in Securities.

During the quarter ended March 31, 2001, the Company issued the following shares:

Date         No. of Shares          Title    Valued At      Reason
----         -------------          -----    ---------      ------

Jan. 11/01       1,150,000         Common    $0.10          Services
Jan. 11/01         850,000         Common    $0.22          Services
Jan.  11/01         14,500         Common    $0.50          Services
Jan. 11/01          10,000         Common    $0.25          Warrant Exercise
Jan. 29/01          50,000         Common    $3.50          Exercise Options
Jan. 29/01         150,000         Common    $0.50          Exercise Options
Jan. 31/01         243,000         Common    $0.10          Services
Feb. 5/01          250,000         Common    $0.10          Private Placement
Feb. 12/01         100,000         Common    $0.1875        Services
March 1/01         100,000         Common    $0.125         Services
March 15/01         89,000         Common    $1.00          Exercise Options
March 15/01         20,000         Common    $0.125         Services

The above noted shares were issued as a transaction by the Company not involving a public offering to either Consultants or companies owned or controlled by Consultants or officers of the Company.

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

                                       ALPHATRADE.COM


Date: May 16, 2001                  By /s/ Penny Pefect
      ------------                     ----------------
                                       Penny Perfect
                                       President/Director


Date: May 16, 2001                  By /s/ Gordon Muir
      ------------                     --------------------------
                                       Gordon Muir
                                       CEO/Director


Date: May 16, 2001                  By /s/ Victor Cardenas
      ------------                     --------------------------
                                       Victor Cardenas
                                       COO/Secretary/Director


Date: May 16, 2001                  By /s/ Lisa McVeigh
     -----------                       --------------------------
                                       Lisa McVeigh
                                       Director