Form 10QSB
period 2001-06-30
ALPHATRADE COM
filed 2001-08-14
CIK 1076462

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2001
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

                                June 30, 2001

                          Common - 24,517,537 shares



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

                          ALPHATRADE.COM

                       FINANCIAL STATEMENTS

               June 30, 2001 and December 31, 2000

                          ALPHATRADE.COM
                          Balance Sheets


                              ASSETS

                                                  June 30,  December 31,
                                                   2001        2000
                                                 (Unaudited)
CURRENT ASSETS

 Cash                                     $             -      $     1,889
 Accounts receivable                                     2,550      -
 Prepaid expenses                                        3,516      60,834

  Total Current Assets                                   6,066      62,723

FIXED ASSETS

 Computer equipment                                    150,897     133,044
 Office equipment                                       21,337      21,337
 Software                                               68,306      68,175
 Accumulated depreciation                              (84,771)    (60,819)

  Total Fixed Assets                                   155,769     161,737

OTHER ASSETS

 Investment                                             -           -
 Technology                                             -           -

  Total Other Assets                                    -           -

  TOTAL ASSETS                            $            161,835 $   224,460

The accompanying notes are an integral part of this financial statement.

                          ALPHATRADE.COM
                    Balance Sheets (Continued)


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                  June 30,  December 31,
                                                   2001        2000
                                                (Unaudited)
CURRENT LIABILITIES

 Bank overdraft                           $             21,342 $     -
 Accounts payable                                      160,021     423,218
 Interest payable - related party                       50,844      34,547
 Related party payable                               1,106,850     526,050
 Note payable                                           14,000      14,000

  Total Current Liabilities                          1,353,057     997,815

  Total Liabilities                                  1,353,057     997,815

STOCKHOLDERS' EQUITY (DEFICIT)

 Convertible preferred stock: par value $0.001 per share;
  10,000,000 shares authorized, 2,000,000 shares issued
  and outstanding                                        2,000       2,000
 Common stock: $0.001 par value 100,000,000 shares
  authorized; 24,517,537 and15,262,537 shares issued
  and outstanding, respectively                         24,517      15,262
 Additional paid-in capital                          6,674,468   5,029,148
 Accumulated deficit                                (7,892,207) (5,819,765)

  Total Stockholders' Equity (Deficit)              (1,191,222)   (773,355)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                       $            161,835 $   224,460

The accompanying notes are an integral part of this financial statements.

                          ALPHATRADE.COM
                     Statements of Operations
                           (Unaudited)
                          For the Three Months Ended For the Six Months Ended
                                     June 30,                 June 30,
                            2001           2000        2001         2000
REVENUE

 Subscription revenue     $     41,181 $    107,456 $    77,025  $    300,220

  Total Revenue                 41,181      107,456      77,025       300,220

EXPENSES

 Depreciation expense           12,027       10,209      23,952        19,338
 Rent expense                   22,710       20,159      45,665        44,691
 General and administrative
   expenses                    998,547      701,560   2,028,604     1,930,000

  Total Expenses            (1,033,284)    (731,928) (2,098,221)   (1,994,029)

LOSS FROM OPERATIONS          (992,103)    (624,472) (2,021,196)   (1,693,809)

OTHER INCOME (EXPENSES)

 Interest expense              (37,886)           -     (51,746)            -
 Other income                      500            -         500             -

  Total Other (Expenses)       (37,386)           -     (51,246)            -


NET LOSS                    (1,029,489)    (624,472) (2,072,442)   (1,693,809)

OTHER COMPREHENSIVE LOSS

 Loss on valuation of
  investment                         -      (75,000)          -       (25,000)

  Total Other Comprehensive
   Loss                              -      (75,000)          -       (25,000)

NET COMPREHENSIVE LOSS   $  (1,029,489) $  (699,472)$(2,072,442)$  (1,718,809)

NET LOSS PER SHARE       $       (0.03) $     (0.07)$     (0.05)$       (0.14)

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

CONTINUED

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

The accompanying notes are an integral part of this financial statements.

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

CONTINUED

                           Additional               Other
                           Paid-in    Subscriptions Comprehensive Accumulated
                           Capitol    Receivable    Loss          Deficit
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

CONTINUED

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

CONTINUED

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

CONTINUED

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

                          ALPHATRADE.COM
     Statements of Stockholders' Equity (Deficit) (Continued)

                               Preferred Stock         Common Stock
                              Shares     Amount      Shares       Amount
Balance Forward                 2,000,000 $    2,000   18,269,037 $    18,269

Common stock issued for
services at $0.125 per
share (unaudited)                     -          -         20,000          20

Common stock issued for services      -          -        300,000         300

Common stock issued for services
at $0.22 per share                    -          -        850,000         850

Cancellation of common stock
issued on March 23, 2001 for
services                              -          -       (300,000)       (300)

Cancellation of common stock
issued on March 15, 2001 for
options                               -          -        (89,000)        (89)

Exercise of stock warrant at
$0.25 per share                       -          -          5,000           5

Common stock issued for cash
at $0.085 per share                   -          -      1,075,000       1,075

Common stock issued for services
at $0.155 per share                   -          -        200,000         200


Common stock issued for cash
at $0.075 per share                   -          -      1,200,000       1,200

Balance forward                 2,000,000 $    2,000   21,530,037   $  21,500

CONTINUED

                           Additional               Other
                           Paid-in    Subscriptions Comprehensive Accumulated
                           Capital    Receivable    Loss          Deficit
Balance forward               $ 5,747,441        -     $      -   $(5,819,765)

Common stock issued for
services at $0.125 per
share (unaudited)                   2,480        -            -           -

Common stock issued for services      -          -            -           -

Common stock issued for services
at $0.22 per share                186,160        -            -           -

Cancellation of common stock
issued on March 23, 2001 for
services                              -          -            -           -

Cancellation of common stock
issued on March 15, 2001 for
options                           (88,911)       -            -           -

Exercise of stock warrant at
$0.25 per share                     1,245        -            -           -

Common stock issued for cash
at $0.085 per share                90,300        -            -           -

Common stock issued for services
at $0.155 per share                30,800        -            -           -

Common stock issued for cash
at $0.075 per share                88,800        -            -           -

Balance forward                $6,068,305   $    -     $      -   $(5,819,765)

The accompanying notes are an integral part of this financial statement.

                          ALPHATRADE.COM
     Statements of Stockholders' Equity (Deficit) (Continued)

                               Preferred Stock         Common Stock
                              Shares     Amount      Shares       Amount
Balance Forward                 2,000,000 $    2,000   21,530,037 $    21,530

Exercise of stock options
at $0.50 per share                    -          -         15,000          15

Exercise of stock options
at $0.20 per share                    -          -        250,000         250

Common stock issued for
services at $0.155 per share          -          -         80,000          80

Exercise of stock options
at $0.50 per share                    -          -        200,000         200

Exercise of stock options
at $0.50 per share                    -          -        167,500         167

Common stock issued for
services at $0.28 per share           -          -         25,000          25

Common stock issued for
services at $0.23 per share           -          -        100,000         100

Common stock issued for
services at $0.185 per share          -          -        100,000         100

Common stock issued for
cash at $0.085 per share              -          -        600,000         600

Exercise of stock options
at $0.50 per share                    -          -         50,000          50

Balance forward                 2,000,000  $   2,000   23,117,537  $   23,117

CONTINUED

                           Additional               Other
                           Paid-in    Subscriptions Comprehensive Accumulated
                           Capital    Receivable    Loss          Deficit
Balance forward               $ 6,068,305        -     $      -   $(5,819,765)

Exercise of stock options
at $0.50 per share                  7,485        -            -           -

Exercise of stock options
at $0.20 per share                 49,750        -            -           -

Common stock issued for
services at $0.155 per share       12,320        -            -           -

Exercise of stock options
at $0.50 per share                 99,800        -            -           -

Exercise of stock options
at $0.50 per share                 83,583        -            -           -

Common stock issued for
services at $0.28 per share         6,975        -            -           -

Common stock issued for
services at $0.23 per share        22,900        -            -           -

Common stock issued for
services at $0.185 per share       18,400        -            -           -

Common stock issued for
cash at $0.085 per share           50,400        -            -           -

Exercise of stock options
at $0.50 per share                 24,950        -            -           -

Balance forward                $6,444,868  $     -     $      -   $(5,819,765)

The accompanying notes are an integral part of this financial statement.

                          ALPHATRADE.COM
     Statements of Stockholders' Equity (Deficit) (Continued)

                               Preferred Stock         Common Stock
                              Shares     Amount      Shares       Amount
Balance Forward                 2,000,000 $    2,000   23,117,537 $    23,117

Common stock issued for
services at $0.165 per share          -          -      1,400,000       1,400

Net loss for the six
months ended June 30, 2001
(unaudited)                           -          -            -           -

Balance, June 30, 2001
(unaudited)                     2,000,000  $   2,000   24,517,537 $    24,517

CONTINUED

                           Additional               Other
                           Paid-in    Subscriptions Comprehensive Accumulated
                           Capital    Receivable    Loss          Deficit
Balance forward               $ 6,444,868        -     $      -   $(5,819,765)

Common stock issued for
services at $0.165 per share      229,600        -            -           -

Net loss for the six
months ended June 30, 2001
(unaudited)                           -          -            -    (2,072,442)

Balance, June 30, 2001
(unaudited)                   $ 6,674,468  $     -     $      -   $(7,892,207)

The accompanying notes are an integral part of this financial statement.

                          ALPHATRADE.COM
                     Statements of Cash Flows
                           (Unaudited)
                                              For the Six Months Ended
                                                      June 30,
                                             2001                2000
CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                             $    (2,072,442)  $   (1,693,809)
     Adjustments to reconcile net loss
      to net cash (used) by operating
      activities:
          Common stock issued for services      1,397,200          715,223
          Compensation on warrants issued
          below market value                          -              7,684
          Depreciation expense                     23,952           19,338
     Changes in operating assets and liabilities:
          (Increase) decrease in accounts
          receivable                               (2,550)             -
          (Increase) decrease in prepaid expenses  57,318           72,034
          Increase (decrease) in accounts payable
          and accrued expenses                    (246,900)         231,461
          Increase (decrease) in accounts
          payable - related party                      -            227,527
          Increase (decrease) in deferred revenue      -           (288,775)

               Net Cash Used by Operating
               Activities                         (843,422)        (709,317)

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of fixed assets                      (17,984)         (48,260)

               Net Cash Used by Investing
               Activities                          (17,984)         (48,260)

CASH FLOWS FROM FINANCING ACTIVITIES

     Increase (decrease) in bank overdraft          21,342              -
     Receipt of stock subscription                     -            389,245
     Proceeds from notes payable - related
     parties                                       580,800              -
     Common stock issued for cash                  257,375          288,000

               Net Cash Provided by Financing
               Activities                          859,517          677,245

NET CHANGE IN CASH                                  (1,889)         (80,332)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR       1,889           92,993

CASH AND CASH EQUIVALENTS AT END OF YEAR        $      -          $  12,661

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

     Interest paid                              $   21,205        $     -
     Income taxes paid                          $      -          $     -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

     Common stock issued for services           $1,397,200        $ 715,223
     Preferred stock issued for services        $      -          $     -
     Warrants issued below market value         $      -          $   7,684

the accompanying notes are an integral part of these financial statements.

                          ALPHATRADE.COM
                Notes to the Financial Statements
               June 30, 2001 and December 31, 2000


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 - GOING CONCERN

       The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had limited activities since inception and is considered a development stage company because it has no significant operating revenues and, planned principal operations have not yet commenced. The Company has incurred losses from its inception through June 30, 2001 of approximately $8,900,000. The Company does not have an established source of funds sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

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

                          ALPHATRADE.COM
                Notes to the Financial Statements
               June 30, 2001 and December 31, 2000


NOTE 3 -  SUBSEQUENT EVENTS

        During July 2001, the Company issued 25,000 warrants at $0.15 per share with an expiration date of July 15, 2002.

        During July 2001, the Company issued 150,000 shares of common stock for services at $0.135 per share.

        During July 2001, the Company issued 112,500 stock options to employees at a price of $0.50 per share for services.

        During July 2001, the Company issued 17,250 stock options to an employee at $1.00 per share for services.

        During July 2001, 255,000 stock options were exercised at $0.50 per share for services.

NOTE 4 - OPTIONS

        At June 30, 2001, the Company had authorized the following options pursuant to the 1999 stock option plan:

                    Exercise    Number     Number     Number
                      Price   Authorized  Exercised  Outstanding

                   $  1.00    1,200,000    116,000    1,084,000
                   $  3.50      800,000    330,000      470,000

                              2,000,000               1,554,000

       At June 30, 2001, the Company had authorized the following options pursuant to the 2000 stock option plan:

                                  Number     Number    Number     Exercise
                                 Granted   Exercised Outstanding   Price

          Stock options          327,000    327,000       -       $  0.20
          Stock options          803,000    548,000   255,000        0.50
          Stock awards           590,000    590,000       -             -

       At June 30, 2001, the Company had granted the following stock options:

               Grant     Exercise      Vesting          Number      Number
                Date       Price        Dates          Granted    Outstanding

              1/6/99     $   1.00    20% each year      80,000      24,000
                                      2000-2004
              1/6/99     $   1.00    Immediately     1,060,000   1,060,000
              1/6/99     $   1.00    Immediately        60,000         -
              9/1/99     $   3.50    20% each year     800,000     470,000

                     Total                           2,000,000   1,554,000

                          ALPHATRADE.COM
                Notes to the Financial Statements
               June 30, 2001 and December 31, 2000


NOTE 5 -  WARRANTS

       The Company had the following warrants outstanding at June 30, 2001:

                             Number of     Number of
      Grant      Exercise     Shares         Shares     Total     Expiration
       Date       Price       Granted      Exercised   Remaining     Date

    1/7/1999     $  0.25    1,000,000       300,000     700,000    1/7/2005
    6/7/1999     $  0.25      500,000           -       500,000    6/7/2005
  10/19/1999     $  0.25      600,000        10,000     590,000  10/19/2005
  11/16/1999     $  6.25        5,000           -         5,000  11/10/2002
    11/11/99     $  0.25      150,000           -       150,000  11/11/2005
    2/7/2000     $  0.25      123,914           -       123,914    2/7/2005
    4/7/2000     $  0.25        5,750         5,000         750    4/7/2005
    5/1/2000     $  0.25      150,000           -       150,000    5/1/2005
   7/27/2000     $  0.25    1,125,000           -     1,400,000   7/27/2005
    1/3/2001     $  0.12      250,000           -       250,000    1/3/2005
   4/11/2001     $  0.11    1,075,000           -     1,075,000   4/11/2006

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
------------------

During the second quarter of 2001 the company continued to augment the E-Gate services by improvements in the current applications especially the charting, Level II and the backend services. Some of these enhancements were initiated and implemented due to customer requests, which will ultimately lead to continued increases in the number of subscribers paying for the E-Gate service.

In all the number of E-Gate paying subscribers has increased significantly over the first quarter and continues to show increases monthly. In addition, the company has a very large group of subscribers that are still using our reduced content, delayed stock quote information which is free because we believe that many of these users will convert to our real time service when market conditions improve. The Company believes that it has priced the E-Gate services appropriately for current market conditions and our marketing program has targeted individuals and brokerage houses seeking to reduce their bottom line costs for stock market related information. This strategy is proving to be very effective in generating new subscribers and is enhanced by the cooperation of our affiliate partner sites. In May we announced a reciprocal marketing agreement with Grand Central Sportsbook wherein Alphatrade will create sport betting applications using our browser based technology to deliver real time betting information in a new and unique format. These sports applications will be available to the public this fall via a monthly subscription fee which will provide Alphatrade with an additional revenue source in an industry totally different than the stock market. While many of these marketing programs have begun some are just going to start sometime in August. It is very typical for the stock market in general to be very sluggish in the summer months so we anticipate the fall will give us a greater indication of the success of these marketing programs.

The Company is actively seeking new affiliates throughout the world. Although some of our affiliates have not managed to weather this dramatic downturn in the stock market we are adding new ones almost daily. It is our policy to complete the customization of our new affiliates website in less than 24 hours and at no cost to our affiliates.

Many referrals to our E-Gate service have been prompted by our most popular applications: the Level II screen which will allows subscribers to have up to six (6) screens showing simultaneously and the charts which allow up to 16 charts at any one time all for the low price of $17.00 per month plus applicable exchange fees. This fall we will be adding the historical trade summary application, a currency converter and a stock trading interface.

The downturn in the marketplace has certainly caused problems for almost everyone in the industry and Alphatrade is no exception. We have found that even though our prices are more competitive and cost effective, most brokerage houses are faced with long term contracts that cannot easily be cancelled. We have made many contacts during the past six months and we expect that at some point in the future many of these contacts could come to fruition with an order for our services. Many of the new services and products we have introduced recently and plan to release for the fall were added so as to be even more competitive in the professional market.

Results of Operation
--------------------

As at June 30, 2001 Company had $ 3,516 in prepaid expenses and $161,835 in assets. Liabilities totaled $1,353,057 comprised of current accounts payable of $160,021, bank overdraft of $21,342 (which was immediately covered on July 1st, 2001), a note payable of $14,000 and a related party payable together with interest of $1,157,694. The Company realized revenues of $41,181 for the second quarter ending June 30, 2001 and incurred net losses from operations of $992,103 with total net comprehensive losses to date of $1,029,489.

                   PART II   OTHER INFORMATION

Item 1.  Legal Proceedings

       During the quarter there have been no material changes in the WebData suit.

Item 2.  Changes in Securities

  During the quarter ending June 30, 2001 the Company issued the following shares at the prices noted in the attached Financial
  Statements:

  -       2,755,000 unregistered and restricted shares for service
  -         682,500 on exercise of stock options;
  -       2,875,000 unregistered and restricted shares issued for cash
  -           5,000 unregistered and restricted shares pursuant to a warrant

None of the above noted shares involved a public offering.

Item 3.  Defaults Upon Senior Securities

       None; not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

       None; not applicable

Item 5.  Other Information

       None; not applicable

Item 6.   Exhibits and Reports on Form 8-K

  (a)     Exhibits

          None

  (b)     Report on Form 8-K

          None

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ALPHATRADE.COM


Date:  08/13/01            By/s/Penny Perfect
                           Penny Perfect
                           President / Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                           ALPHATRADE.COM


Date:  05/13/01            By/s/Penny Perfect
                           Penny Perfect
                           President / Director


Date:  08/13/01            By/s/Gordon Muir
                           Gordon Muir
                           CEO/Director



Date:  08/13/01            By/s/Victor Cardenas
                           Victor Cardenas
                           COO/Secretary/Director


Date:  08/13/01            By/s/Lisa McVeigh
                           Lisa McVeigh
                           Director