Form 10QSB
period 2001-09-30
ALPHATRADE COM
filed 2001-11-14
CIK 1076462

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                 FORM 10-Q SB/A

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter report ended September 30, 2001
                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from to ___________

                        Commission File number 000-25631

                                 ALPHATRADE.COM
   (Exact name of small business issuer as registrant as specified in charter)

         Nevada                                         Applied for
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

        Suite 400, 1111 West Georgia Street, Vancouver, BC Canada V6E4M3
                     (Address of principal executive office)

         Registrants telephone no., including area code (604) 681-7503

                                      N/A.
                    (Former name, changed since last report)

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

      Class                           Outstanding as of  September 30, 2001
Common Stock, $0.001                             30,539,287
                                        i





                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                                  Page

Item 1.                    Consolidated Financial Statements               1

                           Consolidated Balance Sheets  September 30, 2001
                              And December 30, 2000                        2-3

                           Consolidated Statements of Operations   nine months
                              Ended September 30, 2001
                              and September 30, 2000                       4

                           Consolidated Statement of Stockholders Equity   5-14

                           Consolidated Statements of Cash Flows  nine months
                                Ended September 30, 2001
                                and September 30, 2000                     15

                           Notes to Consolidated Financial Statements      16-18

Item 2.                    Management Discussion and Analysis and
                              Result of  Operations                        19-20




                           PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                               21

Item 2.                    Changes in Security                             21

Item 3.                    Defaults Upon Senior Securities                 21

Item 4.                    Submission of Matter to a Vote of               21
                               Securities Holders

Item 5.                    Other Information                               21

Item 6.                    Exhibits and Reports on Form 8-K                21

                           Signatures                                      S-1






                                       ii



                         PART 1  FINANCIAL INFORMATION

                           Item 1. Financial Statement


     The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

     The unaudited balance sheet of the Company as of September 30, 2001, and the related audited balance sheet of the Company as of December 31, 2000, the unaudited statement of operations and cash flows for the nine months ended and the audited statements of stockholders equity for the period from December 31, 1997 through December 31, 2000 and the unaudited stockholders equity for the period January 1, 2001 through September 30, 2001 are attached hereto and incorporated herein by this reference.

     Operating results for the quarters ended September 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.



                                 ALPHATRADE.COM

                              FINANCIAL STATEMENTS

                    September 30, 2001 and December 31, 2000



                                 ALPHATRADE.COM
                                 Balance Sheets




                                     ASSETS

                                                September 30,     December 31,
                                                   2001                2000
                                                (Unaudited)
CURRENT ASSETS

Cash$                                                  3,653          $   1,889
Accounts receivable                                    4,403                  -
Prepaid expenses                                         879             60,834

Total Current Assets                                   8,935             62,723

FIXED ASSETS

Computer equipment                                   150,897            133,044
Office equipment                                      21,337             21,337
Software                                              68,306             68,175
Accumulated depreciation                             (96,798)           (60,819)

Total Fixed Assets                                   143,742            161,737

OTHER ASSETS

Investment                                                 -                  -
Technology                                                 -                  -

Total Other Assets                                         -                  -

TOTAL ASSETS                                       $ 152,677          $ 224,460

                                 ALPHATRADE.COM
                           Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

                                           September 30,     December 31,
                                             2001                2000
                                          (Unaudited)
CURRENT LIABILITIES

Bank overdraft                            $     1,4$               -
Accounts payable                              185,530        423,218
Interest payable - related party               19,995         34,547
Related party payable                       1,205,112        526,050
Note payable                                   14,000         14,000
Deferred revenue                               16,980              -

Total Current Liabilities                   1,443,032        997,815

Total Liabilities                           1,443,032        997,815

STOCKHOLDERS EQUITY (DEFICIT)

Convertible preferred stock:
par value $0.001 per share;
10,000,000 shares authorized, 2,000,000
hares issued
and outstanding                                 2,000          2,000
Common stock: $0.001 par
value 100,000,000 shares
authorized; 30,539,287 and
15,262,537 shares issued
and outstanding,
respectively                                   30,539         15,262
Additional
paid-in capital                             7,599,046      5,029,148
Accumulated deficit                        (8,921,940)    (5,819,765)

Total Stockholders
Equity (Deficit)                           (1,290,355)      (773,355)

TOTAL LIABILITIES
AND STOCKHOLDERS
EQUITY (DEFICIT)                          $   152,677    $   224,460

                                 ALPHATRADE.COM
                            Statements of Operations
                                   (Unaudited)

                                              For the Three Months Ended
                                                          September 30,
                                                     2001              2000

REVENUE

   Subscription revenue                      $         62,736  $         4,540

     Total Revenue                                     62,736            4,540

EXPENSES

   Depreciation expense                                12,027           10,209
   Rent expense                                        22,710           29,827
   General and administrative
     expenses                                       1,043,960          404,683

     Total Expenses                                 1,078,697          444,719

LOSS FROM OPERATIONS                               (1,015,961)        (440,179)

OTHER INCOME (EXPENSES)

   Interest expense                                   (13,523)               -
   Other income                                             -            3,100

     Total Other (Expenses)                           (13,523)           3,100

NET LOSS                                           (1,029,484)        (437,079)

OTHER COMPREHENSIVE LOSS

   Loss on valuation of  investment                         -                -

     Total Other Comprehensive Loss                         -                -

NET COMPREHENSIVE LOSS                       $     (1,029,484) $      (437,079)

NET LOSS PER SHARE                           $          (0.04) $         (0.03)






                                     For the Nine Months Ended
                                          September 30,
                                      2001              2000

REVENUE

Subscription revenue               $   139,761    $   304,760

Total Revenue                          139,761        304,760

EXPENSES

Depreciation expense                    35,979         29,547
Rent expense                            68,375         74,518
General and administrative
expenses                             3,072,564      2,334,683

Total Expenses                       3,176,918      2,438,748

LOSS FROM OPERATIONS                (3,037,157)    (2,133,988)

OTHER INCOME (EXPENSES)

Interest expense                       (65,269)             -
Other income                               250          3,100

Total Other (Expenses)                 (65,019)         3,100

NET LOSS                            (3,102,176)    (2,130,888)

OTHER COMPREHENSIVE LOSS

Loss on valuation of investment              -        (25,000)

Total Other Comprehensive Loss               -        (25,000)

NET COMPREHENSIVE LOSS        $    (3,102,176) $    (2,155,888)

NET LOSS PER SHARE            $       (0.14)   $        (0.17)



    The accompanying notes are an integral part of this financial statement.

                                 ALPHATRADE.COM
                   Statements of Stockholders Equity (Deficit)



                                                   Preferred Stock
                                           Shares                Amount

Balance, December 31, 1999                2,000,000  $          2,000

Stock issued on exercise of
 warrants at $1.25 per share                      -                 -

Stock issued for services at
 $7.06 per share                                  -                 -

Stock issued on exercise of
 options and for services at
 $1.00 per share                                  -                 -

Stock issued for prepaid
 expenses at $8.94 per
 share                                            -                 -

Common stock issued for
 cash at $5.75 per share                          -                 -
Common stock issued for
 cash at $2.00 per share                          -                 -

Common stock issued for
 exercise of options at $1.00
 per share                                        -                 -

Common stock issued for
 exercise of options at $1.00
 per share                                        -                 -

Balance Forward                           2,000,000  $          2,000




                                 ALPHATRADE.COM
                   Statements of Stockholders Equity (Deficit)


                                    Common Stock
                                Shares         Amount


Balance, December 31, 1999     11,850,830   $   11,851

Stock issued on exercise of
warrants at $1.25 per share       100,000          100

Stock issued for services at
$7.06 per share                    25,000           25

Stock issued on exercise of
options and for services at
$1.00 per share                    60,000           60

Stock issued for prepaid
expenses at $8.94 per
share                              30,000           30

Common stock issued for
cash at $5.75 per share            61,957           62
Common stock issued for
cash at $2.00 per share             5,750            6

Common stock issued for
exercise of options at $1.00
per share                           4,000            4

Common stock issued for
exercise of options at $1.00
per share                           2,000            2

Balance Forward                12,139,517   $   12,140








                                 ALPHATRADE.COM
                   Statements of Stockholders Equity (Deficit)

                                Additional
                                 Paid In       Subscriptions
                                 Capital         Receivable

Balance, December 31, 1999     $2,243,554   $ (250,000)

Stock issued on exercise of
warrants at $1.25 per share       124,900            -

Stock issued for services at
$7.06 per share                   176,538            -

Stock issued on exercise of
options and for services at
$1.00 per share                    59,940            -

Stock issued for prepaid
expenses at $8.94 per
share                             268,080            -

Common stock issued for
cash at $5.75 per share           356,191            -
Common stock issued for
cash at $2.00 per share            11,494            -

Common stock issued for
exercise of options at $1.00
per share                           3,996            -

Common stock issued for
exercise of options at $1.00
per share                           1,998            -

Balance Forward                $3,246,691   $ (250,000)






                                 ALPHATRADE.COM
                   Statements of Stockholders Equity (Deficit)

                                            Other
                                  Comprehensive  Accumulated
                                    Loss            Deficit

Balance, December 31, 1999        (100,000)   $(2,173,861)

Stock issued on exercise of
warrants at $1.25 per share              -              -

Stock issued for services at
$7.06 per share                          -              -

Stock issued on exercise of
options and for services at
$1.00 per share                          -              -

Stock issued for prepaid
expenses at $8.94 per
share                                    -              -

Common stock issued for
cash at $5.75 per share                  -              -
Common stock issued for
cash at $2.00 per share                  -              -

Common stock issued for
exercise of options at $1.00
per share                                -              -

Common stock issued for
exercise of options at $1.00
per share                                -              -

Balance Forward                $  (100,000)   $(2,173,861)




                                 ALPHATRADE.COM
             Statements of Stockholders Equity (Deficit) (Continued)


                                                Preferred Stock
                                            Shares          Amount

Balance Forward                           2,000,000  $          2,000

Common stock issued for
 exercise of options at
 $3.50 per share                                  -                 -

Common stock issued for
 exercise of options at
 $3.50 per share                                  -                 -

Receipt of stock subscription                     -                 -

Common stock issued for
 exercise of options valued at
 $3.50 per share                                  -                 -

Common stock issued for
 cash at $0.50 per share                          -                 -

Common stock issued for
 exercise of options for
 services valued at $1.00
 per share                                        -                 -

Common stock issued for
 exercise of options valued
 at $0.20 per share                               -                 -

Common stock issued for
 cash at $0.50 per share                          -                 -

Balance Forward                           2,000,000  $          2,000




                                       Common Stock
                                   Shares        Amount


Balance Forward                 12,139,517   $   12,140
Common stock issued for
exercise of options at
$3.50 per share                     45,885           46

Common stock issued for
exercise of options at
$3.50 per share                     30,250           30

Receipt of stock subscription            -            -

Common stock issued for
exercise of options valued at
$3.50 per share                     15,200           15

Common stock issued for
cash at $0.50 per share            350,000          350

Common stock issued for
exercise of options for
services valued at $1.00
per share                           50,000           50

Common stock issued for
exercise of options valued
at $0.20 per share                 100,000          100

Common stock issued for
cash at $0.50 per share            775,000          775

Balance Forward                 13,505,872   $   13,506



                                Additional
                                  Paid in     Subscriptions
                                  Capital     Receivable


Balance Forward                 $3,246,691   $ (250,000)
Common stock issued for
exercise of options at
$3.50 per share                    160,552            -

Common stock issued for
exercise of options at
$3.50 per share                    105,849            -

Receipt of stock subscription            -      250,000

Common stock issued for
exercise of options valued at
$3.50 per share                     53,185            -

Common stock issued for
cash at $0.50 per share            174,650            -

Common stock issued for
exercise of options for
services valued at $1.00
per share                           49,950            -

Common stock issued for
exercise of options valued
at $0.20 per share                  99,900            -

Common stock issued for
cash at $0.50 per share            386,725            -

Balance Forward                 $4,277,502      $      -





                                          Other
                                Comprehensive     Accumulated
                                    Loss             Deficit


Balance Forward                 $  (100,000)   $(2,173,861)

Common stock issued for
exercise of options at
$3.50 per share                           -              -

Common stock issued for
exercise of options at
$3.50 per share                           -              -

Receipt of stock subscription             -              -

Common stock issued for
exercise of options valued at
$3.50 per share                           -              -

Common stock issued for
cash at $0.50 per share                   -              -

Common stock issued for
exercise of options for
services valued at $1.00
per share                                 -              -

Common stock issued for
exercise of options valued
at $0.20 per share                        -              -

Common stock issued for
cash at $0.50 per share                   -              -

Balance Forward                 $  (100,000)   $(2,173,861)





                                 ALPHATRADE.COM
             Statements of Stockholders Equity (Deficit) (Continued)


                                                  Preferred Stock
                                             Shares            Amount


Balance Forward                           2,000,000  $          2,000

Common stock issued for
 services at $0.89 per share                      -                 -

Common stock issued for
 services at $1.00 per share                      -                 -

Common stock issued for
 services at $0.43 per share                      -                 -

Common stock issued for
 exercise of options at $3.50                    -                  -

Common stock issued for
 services  at $2.25 per share                     -                 -

Common stock issued for
 services at $0.22 per share                      -                 -

Common stock issued for
 services at $0.20 per share                      -                 -

Common stock issued for
 services at $0.18 per share                      -                 -

Common stock issued for
 services at $0.16 per share                      -                 -

Unrealized loss on investment                     -                 -

Balance Forward                           2,000,000  $          2,000



                                      Common Stock
                                   Shares        Amount

Balance Forward                 13,505,872   $   13,506
Common stock issued for
services at $0.89 per share          3,000            3

Common stock issued for
services at $1.00 per share         15,000           15

Common stock issued for
services at $0.43 per share        125,000          125

Common stock issued for
exercise of options at $3.50        88,665           89

Common stock issued for
services at $2.25 per share         25,000           25

Common stock issued for
services at $0.22 per share        850,000          849

Common stock issued for
services at $0.20 per share        575,000          575

Common stock issued for
services at $0.18 per share         50,000           50

Common stock issued for
services at $0.16 per share         25,000           25

Unrealized loss on investment            -            -

Balance Forward                 15,262,537   $   15,262


                                 Additional
                                  Paid in            Subscription
                                  Capital             Receivable

Balance Forward                 $4,277,502   $              -
Common stock issued for
services at $0.89 per share          2,669                  -

Common stock issued for
services at $1.00 per share         14,985                  -

Common stock issued for
services at $0.43 per share         54,173                  -

Common stock issued for
exercise of options at $3.50       310,239                  -

Common stock issued for
services at $2.25 per share         56,225                  -

Common stock issued for
services at $0.22 per share        186,150                  -

Common stock issued for
services at $0.20 per share        114,425                  -

Common stock issued for
services at $0.18 per share          8,900                  -

Common stock issued for
services at $0.16 per share          3,880                  -

Unrealized loss on investment            -                  -

Balance Forward                 $5,029,148   $              -


                                          Other
                                Comprehensive   Accumulated
                                   Loss            Deficit


Balance Forward                    (100,000)   $(2,173,861)

Common stock issued for
services at $0.89 per share               -              -

Common stock issued for
services at $1.00 per share               -              -

Common stock issued for
services at $0.43 per share               -              -

Common stock issued for
exercise of options at $3.50              -              -

Common stock issued for
services at $2.25 per share               -              -

Common stock issued for
services at $0.22 per share               -              -

Common stock issued for
services at $0.20 per share               -              -

Common stock issued for
services at $0.18 per share               -              -

Common stock issued for
services at $0.16 per share               -              -

Unrealized loss on investment       (25,000)             -

Balance Forward                 $  (125,000)   $(2,173,861)





                                 ALPHATRADE.COM
             Statements of Stockholders Equity (Deficit) (Continued)

                                   Preferred Stock
                                Shares        Amount


Balance Forward                2,000,000   $   2,000
Recognized loss on valuation
of investment                          -           -

Net loss for the year ended
December 31, 2000                      -           -

Balance, December 31, 2000     2,000,000       2,000

Common stock issued for
services at $0.22 per share
(unaudited)                            -           -

Common stock issued for
services at $0.50 per share
(unaudited)                            -           -

Common stock issued for
services at $0.10 per share
(unaudited)                            -           -

Common stock issued for
exercise of warrants at
$0.25 per share (unaudited)            -           -
Common stock issued for
exercise of options at $3.50
per share (unaudited)                  -           -

Balance Forward                2,000,000   $   2,000




                                    Common Stock
                                Shares          Amount


Balance Forward                15,262,537   $   15,262
Recognized loss on valuation
of investment                           -            -

Net loss for the year ended
December 31, 2000                       -            -

Balance, December 31, 2000     15,262,537       15,262

Common stock issued for
services at $0.22 per share
(unaudited)                       850,000          850

Common stock issued for
services at $0.50 per share
(unaudited)                        14,500           15

Common stock issued for
services at $0.10 per share
(unaudited)                     1,150,000        1,150

Common stock issued for
exercise of warrants at
$0.25 per share (unaudited)        10,000           10
Common stock issued for
exercise of options at $3.50
per share (unaudited)              50,000           50

Balance Forward                17,337,037   $   17,337


                                Additional
                                Paid in               Subscription
                                Capital                Receivable

Balance Forward                $5,029,148   $              -
Recognized loss on valuation
of investment                           -                  -

Net loss for the year ended
December 31, 2000                       -                  -

Balance, December 31, 2000      5,029,148                  -

Common stock issued for
services at $0.22 per share
(unaudited)                       186,150                  -

Common stock issued for
services at $0.50 per share
(unaudited)                         7,235                  -

Common stock issued for
services at $0.10 per share
(unaudited)                       113,850                  -

Common stock issued for
exercise of warrants at
$0.25 per share (unaudited)         2,490                  -
Common stock issued for
exercise of options at $3.50
per share (unaudited)             174,950                  -

Balance Forward                $5,513,823   $              -








                                         Other
                                Comprehensive   Accumulated
                                   Loss          Deficit

Balance Forward                $  (125,000)   $(2,173,861)

Recognized loss on valuation
of investment                      125,000              -

Net loss for the year ended
December 31, 2000                        -     (3,645,904)

Balance, December 31, 2000               -     (5,819,765)

Common stock issued for
services at $0.22 per share
(unaudited)                              -              -

Common stock issued for
services at $0.50 per share
(unaudited)                              -              -

Common stock issued for
services at $0.10 per share
(unaudited)                              -              -

Common stock issued for
exercise of warrants at
$0.25 per share (unaudited)              -              -
Common stock issued for
exercise of options at $3.50
per share (unaudited)                    -              -

Balance Forward            $             -    $(5,819,765)



                                 ALPHATRADE.COM
             Statements of Stockholders Equity (Deficit) (Continued)


                                  Preferred Stock
                                  Shares        Amount

Balance Forward                2,000,000   $   2,000

Common stock issued for
exercise of options at $0.50
per share (unaudited)                  -           -

Common stock issued for
services at $0.10 per share
(unaudited)                            -           -

Common stock issued for
cash at $0.10 per share
(unaudited)                            -           -

Common stock issued for
services at $0.1875 per
share (unaudited)                      -           -

Common stock issued for
services at $0.125 per
share (unaudited)                      -           -

Common stock issued for
exercise of options at $1.00
per share (unaudited)                  -           -

Balance Forward                2,000,000   $   2,000




                                  Common Stock
                                 Shares         AMount


Balance Forward                17,337,037   $   17,337
Common stock issued for
exercise of options at $0.50
per share (unaudited)             150,000          150

Common stock issued for
services at $0.10 per share
(unaudited)                       243,000          243

Common stock issued for
cash at $0.10 per share
(unaudited)                       250,000          250

Common stock issued for
services at $0.1875 per
share (unaudited)                 100,000          100

Common stock issued for
services at $0.125 per
share (unaudited)                 100,000          100

Common stock issued for
exercise of options at $1.00
per share (unaudited)              89,000           89

Balance Forward                18,269,037   $   18,269





                                Additional
                                paid in                Subscriptions
                                capital                receivable


Balance Forward                $5,513,823   $              -

Common stock issued for
exercise of options at $0.50
per share (unaudited)              74,850                  -

Common stock issued for
services at $0.10 per share
(unaudited)                        24,057                  -

Common stock issued for
cash at $0.10 per share
(unaudited)                        24,750                  -

Common stock issued for
services at $0.1875 per
share (unaudited)                  18,650                  -

Common stock issued for
services at $0.125 per
share (unaudited)                  12,400                  -

Common stock issued for
exercise of options at $1.00
per share (unaudited)              88,911                  -

Balance Forward                $5,757,441   $              -



                                          Other
                                  Comprehensive   Accumulated
                                        Loss       Deficit


Balance Forward            $             -    $(5,819,765)

Common stock issued for
exercise of options at $0.50
per share (unaudited)                    -              -

Common stock issued for
services at $0.10 per share
(unaudited)                              -              -

Common stock issued for
cash at $0.10 per share
(unaudited)                              -              -

Common stock issued for
services at $0.1875 per
share (unaudited)                        -              -

Common stock issued for
services at $0.125 per
share (unaudited)                        -              -

Common stock issued for
exercise of options at $1.00
per share (unaudited)                    -              -

Balance Forward
                           $             -    $(5,819,765)



                                 ALPHATRADE.COM
             Statements of Stockholders Equity (Deficit) (Continued)

                                                Preferred Stock
                                             Shares          Amount

Balance Forward                           2,000,000  $          2,000

Common stock issued for
 services at $0.125 per
 share (unaudited)                                -                 -

Common stock issued for
 services (unaudited)                             -                 -

Common stock issued for
 services at $0.22 per share
 (unaudited)                                      -                 -
Cancellation of common
 stock issued on March 23,
 2001 for services (unaudited)                    -                 -

Cancellation of common
 stock issued on March 15,
 2001 for options (unaudited)                     -                 -

Exercise of stock warrant
 at $0.25 per share (unaudited)                   -                 -

Common stock issued for
 cash at $0.085 per share
 (unaudited)                                      -                 -

Common stock issued for
 services at $0.155 per share
 (unaudited)                                      -                 -

Common stock issued for
 cash at $0.075 per share
 (unaudited)                                      -                 -

Balance Forward                           2,000,000  $          2,000



                                         Common Stock
                                       Shares          Amount

Balance Forward                   18,269,037    $    18,269
Common stock issued for
services at $0.125 per
share (unaudited)                     20,000             20

Common stock issued for
services (unaudited)                 300,000            300

Common stock issued for
services at $0.22 per share
(unaudited)                          850,000            850

Cancellation of common
stock issued on March 23,
2001 for services (unaudited)       (300,000)          (300)

Cancellation of common
stock issued on March 15,
2001 for options (unaudited)         (89,000)           (89)

Exercise of stock warrant
at $0.25 per share (unaudited)         5,000              5

Common stock issued for
cash at $0.085 per share
(unaudited)                        1,075,000          1,075

Common stock issued for
services at $0.155 per share
(unaudited)                          200,000            200

Common stock issued for
cash at $0.075 per share
(unaudited)                        1,200,000          1,200

Balance Forward                   21,530,037    $    21,530




                                  Additional
                                   Paid in                Subscriptions
                                  Capital                 receivable

Balance Forward                  $ 5,757,441    $              -

Common stock issued for
services at $0.125 per
share (unaudited)                      2,480                   -

Common stock issued for
services (unaudited)                       -                   -

Common stock issued for
services at $0.22 per share
(unaudited)                          186,150                   -

Cancellation of common
stock issued on March 23,
2001 for services (unaudited)              -                   -

Cancellation of common
stock issued on March 15,
2001 for options (unaudited)         (88,911)                  -

Exercise of stock warrant
at $0.25 per share (unaudited)         1,245                   -

Common stock issued for
cash at $0.085 per share
(unaudited)                           90,300                   -

Common stock issued for
services at $0.155 per share
(unaudited)                           30,800                   -

Common stock issued for
cash at $0.075 per share
(unaudited)                           88,800                   -

Balance Forward                  $ 6,068,305    $              -



                                                    Other
                                     Comprehensive     Accumulated
                                        Loss              Deficit

Balance Forward                  $             -   $(5,819,765)

Common stock issued for
services at $0.125 per
share (unaudited)                              -             -

Common stock issued for
services (unaudited)                           -             -

Common stock issued for
services at $0.22 per share
(unaudited)                                    -             -

Cancellation of common
stock issued on March 23,
2001 for services (unaudited)                  -             -

Cancellation of common
stock issued on March 15,
2001 for options (unaudited)                   -             -

Exercise of stock warrant
at $0.25 per share (unaudited)                 -             -

Common stock issued for
cash at $0.085 per share
(unaudited)                                    -             -

Common stock issued for
services at $0.155 per share
(unaudited)                                    -             -

Common stock issued for
cash at $0.075 per share
(unaudited)                                    -             -

Balance Forward                  $             -   $(5,819,765)



                                 ALPHATRADE.COM
             Statements of Stockholders Equity (Deficit) (Continued)

                                                   Preferred Stock
                                           Shares             Amount

Balance Forward                           2,000,000  $          2,000

Exercise of stock options
 at $0.50 per share (unaudited)                   -                 -

Exercise of stock options
 at $0.20 per share (unaudited)                   -                 -

Common stock issued for
 services at $0.155 per share
 (unaudited)                                      -                 -

Exercise of stock options
 at $0.50 per share (unaudited)                   -                 -

Exercise of stock options
 at $0.50 per share (unaudited)                   -                 -

Common stock issued for
 services at $0.28 per share
 (unaudited)                                      -                 -

Common stock issued for
 services at $0.23 per share
 (unaudited)                                      -                 -

Common stock issued for
 services at $0.185 per share
 (unaudited)                                      -                 -

Common stock issued for
 cash at $0.085 per share
 (unaudited)                                      -                 -

Exercise of stock options
 at $0.50 per share (unaudited)                   -                 -

Balance Forward                           2,000,000  $          2,000



                                     Common Stock
                                   Shares       Amount

Balance Forward                  21,530,037   $   21,530

Exercise of stock options
at $0.50 per share (unaudited)       15,000           15

Exercise of stock options
at $0.20 per share (unaudited)      250,000          250

Common stock issued for
services at $0.155 per share
(unaudited)                          80,000           80

Exercise of stock options
at $0.50 per share (unaudited)      200,000          200

Exercise of stock options
at $0.50 per share (unaudited)      167,500          167

Common stock issued for
services at $0.28 per share
(unaudited)                          25,000           25

Common stock issued for
services at $0.23 per share
(unaudited)                         100,000          100

Common stock issued for
services at $0.185 per share
(unaudited)                         100,000          100

Common stock issued for
cash at $0.085 per share
(unaudited)                         600,000          600

Exercise of stock options
at $0.50 per share (unaudited)       50,000           50

Balance Forward                  23,117,537   $   23,117



                                  Additional
                                    Paid in           Subscription
                                    Capital            Receivable

Balance Forward                  $6,068,305   $              -
Exercise of stock options
at $0.50 per share (unaudited)        7,485                  -

Exercise of stock options
at $0.20 per share (unaudited)       49,750                  -

Common stock issued for
services at $0.155 per share
(unaudited)                          12,320                  -

Exercise of stock options
at $0.50 per share (unaudited)       99,800                  -

Exercise of stock options
at $0.50 per share (unaudited)       83,583                  -

Common stock issued for
services at $0.28 per share
(unaudited)                           6,975                  -

Common stock issued for
services at $0.23 per share
(unaudited)                          22,900                  -

Common stock issued for
services at $0.185 per share
(unaudited)                          18,400                  -

Common stock issued for
cash at $0.085 per share
(unaudited)                          50,400                  -

Exercise of stock options
at $0.50 per share (unaudited)       24,950                  -

Balance Forward                  $6,444,868   $              -



                                           Other
                                      Comprehensive   Accumulated
                                         Loss             Deficit


Balance Forward                   $             -   $(5,819,765)

Exercise of stock options
at $0.50 per share (unaudited)                  -             -

Exercise of stock options
at $0.20 per share (unaudited)                  -             -

Common stock issued for
services at $0.155 per share
(unaudited)                                     -             -

Exercise of stock options
at $0.50 per share (unaudited)                  -             -

Exercise of stock options
at $0.50 per share (unaudited)                  -             -

Common stock issued for
services at $0.28 per share
(unaudited)                                     -             -

Common stock issued for
services at $0.23 per share
(unaudited)                                     -             -

Common stock issued for
services at $0.185 per share
(unaudited)                                     -             -

Common stock issued for
cash at $0.085 per share
(unaudited)                                     -             -

Exercise of stock options
at $0.50 per share (unaudited)                  -             -

Balance Forward                  $              -   $(5,819,765 )


                                 ALPHATRADE.COM
             Statements of Stockholders Equity (Deficit) (Continued)


                                    Preferred Stock
                                Shares       Amount

Balance Forward                2,000,000   $   2,000
Common stock issued for
services at $0.165 per share
(unaudited)                            -           -

Exercise of stock options at
$0.50 per share (unaudited)            -           -

Exercise of stock options at
$0.50 per share (unaudited)            -           -

Common stock issued for
services at $0.145 per share
(unaudited)                            -           -

Cancellation of common stock
issued on February 6, 2001
for services (unaudited)               -           -

Common stock issued for
services at $0.07 per share
(unaudited)                            -           -

Common stock issued for
services at $0.085 per share
(unaudited)                            -           -

Exercise of stock options at
$0.50 per share (unaudited)            -           -

Exercise of stock options at
$1.00 per share (unaudited)            -           -

Cancellation of common stock
issued for services at $0.50
per share (unaudited)                  -           -

Balance Forward                2,000,000   $   2,000

                                        Common stock
                                    Shares        Amount

Balance Forward                  23,117,537     $23,117

Common stock issued for
services at $0.165 per share
(unaudited)                      1,400,000          1,400

Exercise of stock options at
$0.50 per share (unaudited)        142,500            142

Exercise of stock options at
$0.50 per share (unaudited)        129,750            130

Common stock issued for
services at $0.145 per share
(unaudited)                      1,000,000          1,000

Cancellation of common stock
issued on February 6, 2001
for services (unaudited)           (50,000)           (50)

Common stock issued for
services at $0.07 per share
(unaudited)                        100,000            100

Common stock issued for
services at $0.085 per share
(unaudited)                        110,000            110

Exercise of stock options at
$0.50 per share (unaudited)          1,000              1

Exercise of stock options at
$1.00 per share (unaudited)        100,000            100

Cancellation of common stock
issued for services at $0.50
per share (unaudited)              (17,250)           (17)

Balance Forward                 26,033,537    $    26,033



                                Additional
                                Paid In              Subscription
                                Capital                Receivable


Balance Forward                $ 6,444,868    $              -

Common stock issued for
services at $0.165 per share
(unaudited)                        229,600                   -

Exercise of stock options at
$0.50 per share (unaudited)         71,107                   -

Exercise of stock options at
$0.50 per share (unaudited)         64,745                   -

Common stock issued for
services at $0.145 per share
(unaudited)                        144,000                   -

Cancellation of common stock
issued on February 6, 2001
for services (unaudited)            (4,950)                  -

Common stock issued for
services at $0.07 per share
(unaudited)                          6,900                   -

Common stock issued for
services at $0.085 per share
(unaudited)                          9,240                   -

Exercise of stock options at
$0.50 per share (unaudited)            499                   -

Exercise of stock options at
$1.00 per share (unaudited)         99,900                   -

Cancellation of common stock
issued for services at $0.50
per share (unaudited)               (8,608)                  -

Balance Forward                $ 7,057,301    $              -





                                Other
                                Comprehensive      Accumulated
                                Loss               Deficit


Balance Forward                $              -   $(5,819,765)

Common stock issued for
services at $0.165 per share
(unaudited)                                   -             -

Exercise of stock options at
$0.50 per share (unaudited)                   -             -

Exercise of stock options at
$0.50 per share (unaudited)                   -             -

Common stock issued for
services at $0.145 per share
(unaudited)                                   -             -

Cancellation of common stock
issued on February 6, 2001
for services (unaudited)                      -             -

Common stock issued for
services at $0.07 per share
(unaudited)                                   -             -

Common stock issued for
services at $0.085 per share
(unaudited)                                   -             -

Exercise of stock options at
$0.50 per share (unaudited)                   -             -

Exercise of stock options at
$1.00 per share (unaudited)                   -             -

Cancellation of common stock
issued for services at $0.50
per share (unaudited)                         -             -

Balance Forward                $              -   $(5,819,765)





                                 ALPHATRADE.COM
             Statements of Stockholders Equity (Deficit) (Continued)


                                                Preferred Stock
                                            Shares           Amount

Balance Forward                           2,000,000  $          2,000
Cancellation of common stock
 issued for services at $1.00
 per share (unaudited)                            -                 -

Exercise of stock options at
 $1.00 per share (unaudited)                      -                 -

Common stock issued for
 services at $0.11 per share
 (unaudited)                                      -                 -

Common stock issued for
 cash at $0.075 per share
 (unaudited)                                      -                 -

Exercise of stock options at
 $1.00 per share (unaudited)                      -                 -

Common stock issued for
 services at $0.09 per share
 (unaudited)                                      -                 -

Common stock issued for
 cash at $0.05 per share
 (unaudited)                                      -                 -

Cancellation of common stock
 issued on January 12, 2001
 for services (unaudited)                         -                 -

Balance Forward                           2,000,000  $          2,000






                                     Common Stock
                                  Shares        Amount

Balance Forward                 26,033,537    $    26,033

Cancellation of common stock
issued for services at $1.00
per share (unaudited)              (17,250)           (17)
Exercise of stock options at
$1.00 per share (unaudited)        253,000            253

Common stock issued for
services at $0.11 per share
(unaudited)                         50,000             50

Common stock issued for
cash at $0.075 per share
(unaudited)                      1,680,000          1,680

Exercise of stock options at
$1.00 per share (unaudited)         50,000             50

Common stock issued for
services at $0.09 per share
(unaudited)                      1,600,000          1,600

Common stock issued for
cash at $0.05 per share
(unaudited)                      1,000,000          1,000

Cancellation of common stock
issued on January 12, 2001
for services (unaudited)           (60,000)           (60)

Balance Forward                 30,589,287    $    30,589




                                Additional
                                Paid in                Subscriptions
                                Capital               Receivable

Balance Forward                $ 7,057,301    $              -
Cancellation of common stock
issued for services at $1.00
per share (unaudited)              (17,232)                  -

Exercise of stock options at
$1.00 per share (unaudited)        252,747                   -
Common stock issued for
services at $0.11 per share
(unaudited)                          5,450                   -

Common stock issued for
cash at $0.075 per share
(unaudited)                        124,320                   -

Exercise of stock options at
$1.00 per share (unaudited)         49,950                   -

Common stock issued for
services at $0.09 per share
(unaudited)                         42,400                   -

Common stock issued for
cash at $0.05 per share
(unaudited)                         49,000                   -

Cancellation of common stock
issued on January 12, 2001
for services (unaudited)           (14,940)                  -
Balance Forward                $ 7,648,996    $              -



                                        Other
                                Comprehensive        Accumulated
                                   Loss               Deficit

Balance Forward                $              -   $(5,819,765)

Cancellation of common stock
issued for services at $1.00
per share (unaudited)                         -             -

Exercise of stock options at
$1.00 per share (unaudited)                   -             -

Common stock issued for
services at $0.11 per share
(unaudited)                                   -             -

Common stock issued for
cash at $0.075 per share
(unaudited)                                   -             -

Exercise of stock options at
$1.00 per share (unaudited)                   -             -

Common stock issued for
services at $0.09 per share
(unaudited)                                   -             -

Common stock issued for
cash at $0.05 per share
(unaudited)                                   -             -

Cancellation of common stock
issued on January 12, 2001
for services (unaudited)                      -             -

Balance Forward                $              -   $(5,819,76)





                                 ALPHATRADE.COM
             Statements of Stockholders Equity (Deficit) (Continued)

                                                Preferred Stock
                                          Shares          Amount

Balance Forward                           2,000,000  $          2,000

Cancellation of common stock
 issued on September 25, 2001
 for services (unaudited)                         -                 -

Net loss for the nine
 months ended September 30,
 2001(unaudited)                                  -                 -
Balance, September 30, 2001
 (unaudited)                              2,000,000  $          2,000



                                     Common stock
                                  Shares          Amount


Balance Forward                 30,589,287    $    30,589
Cancellation of common stock
issued on September 25, 2001
for services (unaudited)           (50,000)           (50)

Net loss for the nine
months ended September 30,
                        2001(unaudited)  -              -
Balance, September 30, 2001
(unaudited)                     30,539,287    $    30,539





                                Additional
                                 paid in             Subscription
                                Capital               Receivable


Balance Forward                $ 7,648,996    $              -

Cancellation of common stock
issued on September 25, 2001
for services (unaudited)           (49,950)                -

Net loss for the nine
months ended September 30,
   2001(unaudited)                     -                  -
Balance, September 30, 2001
(unaudited)                    $ 7,599,046                    -





                                     Other
                                Comprehensive     Accumulated
                                   Loss             Deficit



Balance Forward                $              -   $(5,819,765)

Cancellation of common stock
issued on September 25, 2001
for services (unaudited)                      -             -

Net loss for the nine
months ended September 30,
          2001(unaudited)                     -    (3,102,176)

Balance, September 30, 2001
(unaudited)                    $              -   $(8,921,940)



                                 ALPHATRADE.COM
                            Statements of Cash Flows
                                   (Unaudited)



                                        For the Nine Months Ended
                                               September 30,
                                        2001                 2000




CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                             $    (3,102,176) $   (2,130,888)
Adjustments to reconcile net
loss to net cash (used)
by operating activities:
Common stock issued
for services                             2,151,800        840,923
Compensation on warrants
issued below market value                        -          7,684
Depreciation expense                        35,979         29,547
Changes in operating
assets and liabilities:
(Increase) decrease in
accounts receivable                         (4,403)             -
(Increase) decrease in
prepaid expenses                            59,997        (57,031)
Increase (decrease) in
accounts payable and accrued              (252,240)       112,788
expenses
Increase (decrease) in
accounts payable -
related party                                    -        336,560
Increase (decrease) in
deferred revenue                            16,980       (288,775)

Net Cash Used by
Operating Activities                    (1,094,063)    (1,149,192)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets                   (17,984)       (48,260)

Net Cash Used by
Investing Activities                       (17,984)       (48,260)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in
bank overdraft                               1,415         25,504
Receipt of
stock subscription                               -        389,245
Proceeds from
notes payable -
related parties                            679,061              -
Common stock
issued for cash                            433,375        689,710

Net Cash Provided
by Financing Activities                  1,113,851      1,104,459

NET CHANGE IN CASH                           1,763        (92,993)

CASH AND CASH
EQUIVALENTS AT
BEGINNING OF YEAR                            1,889         92,993

CASH AND CASH
EQUIVALENTS AT
END OF YEAR                            $     3,53     $        -

SUPPLEMENTAL
DISCLOSURE OF CASH FLOW
INFORMATION:

Interest paid                          $    28,0$               -
Income taxes paid                      $               $        -

SCHEDULE OF
NON-CASH FINANCING ACTIVITIES:

Common stock
issued for services                    $ 2,151,800    $   840,923
Preferred stock
issued for services                   $               $           -
Warrants issued
below market value                    $         -     $     7,684

0

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                    September 30, 2001 and December 31, 2000


NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Companys most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 -      GOING CONCERN

The Companys financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had limited activities since inception and is considered a development stage company because it has no significant operating revenues and, planned principal operations have not yet commenced. The Company has incurred losses from its inception through September 30, 2001 of approximately $9,930,000. The Company does not have an established source of funds sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

In order to develop a reliable source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Managements plans include concentrating its efforts on marketing the Companys services and products and raising additional capital through the sale of exclusive marketing territories, or through the sale of its common stock. The proceeds will be used to pay for general operating expenses, pursue acquisitions and form strategic alliances that could expedite the Companys growth. The Company expects that it will need $1,000,000 to $5,000,000 of additional funds for operations and expansion in 2001. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                    September 30, 2001 and December 31, 2000


NOTE 3 -       SUBSEQUENT EVENTS

     During October 2001, the Company issued 100,000 shares of common stock for services at $0.135 per share.

     During October 2001, the Company issued 25,000 shares of common stock for services at $0.11 per share.

     During October 2001, the Company issued 294,000 stock options to employees at $1.00 per share for services.

NOTE 4 -       OPTIONS

     At September 30, 2001, the Company had authorized the following options pursuant to the 1999 stock option plan: Exercise Number Number Number Price Authorized Exercised Outstanding

$           1.00         1,200,000     235,000     959,000
$           3.50           800,000     330,000     470,000

                         2,000,000               1,554,000

At September 30, 2001, the Company had authorized the following options pursuant to the 2000 stock option plan:


                           Number   Number      Number      Exercise
                          Granted  Exercised   Outstanding   Price

Stock options              327,000   327,000         -   $   0.20
Stock options              803,000   785,750    17,250       0.50
Stock awards               590,000   590,000         -       -

At September 30, 2001, the Company had granted the following stock options:

   Grant       Exercise             Vesting        Number        Number
   Date         Price               Dates          Granted     Outstanding

1/6/99      $           1.00     20% each year      80,000      24,000
                                   2000-2004
1/6/99      $           1.00     Immediately     1,120,000     959,000
1/6/99      $           1.00     Immediately        60,000           -
9/1/99      $           3.50     20% each year     800,000     470,000

Total                                            2,000,000   1,554,000


                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                    September 30, 2001 and December 31, 2000


NOTE 5 -      WARRANTS

     The Company had the following warrants outstanding at September 30, 2001:



                         Number of     Number of
 Grant       Exercise     Shares       Shares     Total        Expiration
 Date          Price     Granted       Exercised Remaining        Date

1/7/1999     $   0.25    1,000,000     300,000     700,000   1/7/2005
10/19/1999   $   0.25      600,000      10,000     590,000   10/19/2005
11/16/1999   $   6.25        5,000           -       5,000   11/10/2002
11/11/99     $   0.25      150,000           -     150,000   11/11/2005
4/7/2000     $   0.25        5,750       5,000         750   4/7/2005
5/1/2000     $   0.25      150,000           -     150,000   5/1/2005
7/27/2000    $   0.25    1,125,000           -   1,400,000   7/27/2005
1/3/2001     $   0.12      250,000           -     250,000   1/3/2005
4/11/2001    $   0.11    1,075,000           -   1,075,000   4/11/2006
7/15/2001    $   0.15       25,000           -


     All warrants granted through December 31, 1999 and on April 7, 2000 and May 1, 2000 were issued at prices equal to or exceeding the trading value of the stock on the date of grant and were attached to common stock units. Accordingly, no additional expense has been recorded.

     On November 21, 2000, the Company amended the exercise price of all of the warrants to better reflect the market value of the Companys common stock.
























Item 2.  Managements Discussion and Analysis or Plan of Operation.

Plan of Operation

We are a leading developer and provider of streaming, multi-lingual market data with applications designed for use by both professionals and novice traders and investors from all over the world. Our browser-based products called E-Gate operate on all Internet servers and can be accessed from anywhere in the world. E-Gate products include stock quotes, Level II screens, news, intraday and historical charting, most actives, symbol look-up, and many unique features available only with an E-Gate subscription. We develop all of the browser technology internally in our company and have created an extensive portfolio of versatile applications that we believe allow us to compete in the marketplace more cost-effectively than most of our competition. We also utilize external developers and contractors who possess specific skills to supplement our internal development efforts when management deems it cost effective. Currently revenues consist exclusively of revenues from the sale of subscriptions of our E-Gate product and are sold and distributed by us either directly or through our websites or our affiliate websites. Research and development expenses relate to the development of new products or the enhancement of existing products and consist primarily of direct and indirect salaries and wages of programming research and development personnel, direct development expenses, and amounts paid to outside developers. Software development costs that are not capitalized are expensed as incurred. Technological feasibility is established by the completion of a detailed program design, or in its absence, a working model of the product.

Sales and marketing expenses consist primarily of advertising, sales commissions, sales and marketing personnel costs and other costs. General and administration expenses consist primarily of administrative expenses related to finance, accounting, legal, operations, information technology, customer service and other associated costs. We expect to continue to incur substantial expenditures to develop our business in the future. We expect that our operating results will fluctuate as a result of a wide variety of factors, including the factors described in "Risk Factors." This Form 10-Q contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends," "may," "will," "should," "estimates," "predicts," "potential," "continue" and similar expressions to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations". Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under "Risk Factors" and elsewhere in this Form 10-Q. These forward-looking statements apply only as of the date of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this Form 10-Q might not occur. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described above and elsewhere in this Form 10-Q and readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof. Such forward-looking statements include statements as to, among others: 1. our ability to develop our products on a global basis; 2. the timing of the introduction of our products in new markets; 3. our expectations regarding the number of new markets opened for fiscal 2002; 4. our expectations regarding the sufficiency of any cash reserves and of future cash requirements; 5. our expectations regarding cash flow from operations; 6. our expectations regarding operating expenses; 7. our expectations that as more advanced products are introduced such as futures and options, consumer demand for our existing products may decline; and 8. our expectation that we have adequate legal defenses for legal actions arising out of the ordinary course of business and that the ultimate outcome of these actions will not have a material effect on our financial position.



                                       19
Results of Operation

Revenues: Revenue in the third quarter was $62,736 which was an increase of 35% over the previous quarter. This growth is expected to continue to expand based on the number of new subscribers the company is getting in the early days of the fourth quarter. The Company expects that revenues will increase because investors, traders and people working in all sectors of the financial industry are seeking to reduce costs and still have a stock quote system that is suited to their needs. Many of our new customers had been receiving a stock quote system for free based on their trading patterns with certain brokerage firms but now with the market conditions being very unstable, they no longer receive this free service and are seeking a cost effective alternative. The company has also received more customers from people who had subscribed to competitors that are no longer in business and from competitors who have chosen to increase their prices or reduce their product line at this time. Increasingly we are getting more professionals using our system, which the company attributes to the depth of the product line, the flexibility of the total system and the cost effectiveness of our E-Gate product. We expect that our existing corporate clients will add new subscribers on a regular basis because they are pleased with the service and they are adding new subscribers regularly right now. This will serve to increase our corporate subscriber base. In addition, many of the E-Gate subscribers are so pleased with the quality of the service for the price point they refer the service to many friends, family and business associates. Part of our sales strategy to grow the business is to keep the cost of acquiring new customers low. The company has established an affiliate marketing program which has been experiencing considerable success in generating new subscribers. This program operates by providing delayed data to websites, businesses, and individuals for the express purpose of marketing our E-Gate services to these specific databases. There is no cost for AlphaTrade in making contact with these databases and commissions is only paid once the funds have been received from the new subscribers. We are just beginning to receive some subscriptions from Germany and we will be adding real time streaming German market data as at December 1, 2001. We expect that we will generate a fair amount of subscriptions from Germany before the end of this fiscal year based on the general interest to date.

Revenues were $62,736 in the third quarter of this year and $139,761 in the same period of the prior year. In the past year the revenue was derived from a few large customers buying blocks of subscriptions for delayed market data. This proved to be a limited market opportunity and therefore we now focus on generating subscriptions of real time market data from a wide variety of sources.

Liquidity: As at September 30, 2001 Company had cash on hand of $3,653, accounts receivable of $4,403 and prepaid expenses of $879. The same period in the prior year had larger pre-paid expenses due to the block sales of the delayed subscriptions and we recognized that revenue as the service was used during the entire twelve month period not just in the month the revenue was received.

During the quarter the Company realized revenues of $62,736 with total net comprehensive losses to date of $1,029,484. On September 17, 2001 the Company sold 1,680,000 share of common stock at $.075 per share and 1,000,000 shares of common stock at $.05 per share for total proceeds of $125,000. The Company issued 2,665,500 shares of common stock for services. The Company issued 676,250 common shares on exercise of stock options.

We estimate that existing sources of liquidity, forecasted funds from operations and the funds provided by anticipated capital activity will satisfy our projected working capital requirements through the remainder of fiscal 2001. Our ability to maintain sufficient liquidity through fiscal 2002 is particularly dependent on us achieving our projected sales forecasts and opening new markets. If we need to raise additional capital, such capital may not be available on acceptable terms, if at all. Additional financing may result in substantial and immediate dilution to existing stockholders. If adequate funds are not available to satisfy either short or long-term capital requirements, we may be required to curtail our operations significantly or to seek funds through arrangements with strategic partners, existing investors or other parties.



                                       20


                            PART II OTHER INFORMATION

Item 1.       Legal Proceedings

     During the quarter the only change in the WebData law suit was that new litigation counsel was retained to defend this case.

Item 2.        Changes in Securities

     During the quarter ending September 30, 2001 the Company issued the following shares at the prices noted in the attached Financial Statements:

-               2,665,500 unregistered and restricted shares for service
-               676,250 on exercise of stock options;
-               2,680,000 unregistered and restricted shares issued for cash

None of the above noted shares involved a public offering.


Item 3.        Defaults Upon Senior Securities

              None; not applicable

Item 4       Submission of Matters to a Vote of Security Holders

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

                                                     ALPHATRADE.COM


Date: November 14, 2001                  ____________________________________
                                                     By / s / Penny Perfect
                                                     President / Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                                     ALPHATRADE.COM


Date:  November 14, 2001                   ____________________________________
                                                     By / s / Penny Perfect
                                                     President / Director


Date:  November 14, 2001                   ____________________________________
                                                     By / s / Gordon Muir
                                                     CEO/Director



Date: November 14, 2001                    ____________________________________
                                                     By / s / Victor Cardenas
                                                     COO/Secretary/Director


Date: November 14, 2001                    ____________________________________
                                                     By / s / Lisa McVeigh
                                                     Director


Date: November 14, 2001                    ____________________________________
                                                     By / s / Raymond Hatch
                                                     Director