Form 10KSB
period 2001-12-31
ALPHATRADE COM
filed 2002-04-15
CIK 1076462

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   __________
                                   FORM 10-KSB

     (Mark One) x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

The Issuer's revenue for its most recent fiscal year is $238,189.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of the average bid and asked price of such common equity, as at March 26, 2002 is $1,297,885.


                         ISSUERS INVOLVED IN BANKRUPTCY
                      PROCEEDING DURING THE PAST FIVE YEARS


Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court   n/a.

     The number of shares of common stock outstanding as of March 26, 2002 was 2,385,447. Documents incorporated by reference None.
Private Securities Litigation Reform Act Safe Harbor Statement


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


ITEM 1.     DESCRIPTION OF BUSINESS

Overview:

     AlphaTrade specializes in providing high-performance stock market data for investors, day traders, professionals and all interested financial parties via a product called E-Gate. We offer E-Gate to corporate customers in five principal market segments-Banking, Financial, Public and Investor Relations, Websites, and Related Companies where our browser-based product can assist companies and individuals achieve strategic and competitive advantages in their quest to acquire new customers in the development of their own businesses. AlphaTrade provides a cost-effective solution for streaming, multi-lingual market data to Companies and individuals interested in real time stock market information. provider of high-performance stock market data with a cost effective solution for a multitude of financial industries.

     AlphaTrades corporate and affiliate customers are indeed diverse including such markedly different organizations such as websites catering to movies, dating, financial information, sports, gaming, online brokerage firms, banks, futures trading and much more. But despite our customers differences, they all have one thing in common: the need to attract and keep customers. In each of our targeted market segments, we can point to substantial benefits achieved by these companies in choosing the E-Gate product for their client base as we assist them in achieving their goal of increasing their own customer base. These benefits include cost savings, value added services such as stock quotes, increased sticky time for website visitors, less financial commitment since there are no long term agreements, and as new products are developed each website is automatically upgraded with no effort on the part of the customer.

     The latest generation of E-Gate products underscores a certain type of technological leadership. which is basedon our highly modular Alphatrade architecture and spearheaded by the proprietary Alphatrade network system. Modular meaning that each application is independent of the other and therefore not co-dependent on the system itself. .The E-Gate real time streaming market products are at the core of the Alphatrade delivery center now capable of upscaling within days. This provides the company with the opportunity to bid for large contracts with brokerage firms or other financial institutions with confidence on our ability to handle the data load. During 2001, Alphatrade sharpened its focus on streamlining the core competencies that have defined our product. High-performance, reliability and cost effective delivery of market data represent our heritage and remain at the core of everything we do. We know that we provide a high level of performance and innovation in the browser-based market place for streaming market data. In an increasingly digital world with more complex information to analyze, more concepts to understand and more information to manage, the ability to interpret a vast amount of data quickly translates a world of opportunities for Alphatrade and our customers. Ultimately it means many companies will be enticed to change from software driven enterprise to the more convenient and flexible World Wide Web.

     A critical component of our business and marketing strategy is customer service and cost effective product pricing. By focusing on our products reliability and price point favorability, our existing contacts in fiscal 2001 have assisted the company in developing a stable and reliable network of referrals from our affiliate websites and from our subscriber base . At the beginning of fiscal 2001 we discontinued charging for our delayed market information which comprised the bulk of our revenue for fiscal 2000. The Company decided that the competition for the consumer wanting delayed information was too fierce and it would benefit the Company more if it became a free service. We anticipated that many delayed users would subscribe to our real time service as their need required them to do so.
     Another critical component of our marketing strategy is the establishment of new markets to supply streaming stock information. In December 2001 we added all of the eleven German stock markets to meet potential opportunities stemming from listing our companys stock on the Frankfurt exchange, which became effective in September 2001. To compliment this new development we built a website in German www.alphatrade-europe.de to make it easier for any Europeans to sign up for our service.

History

     We were originally incorporated in the State of Nevada on June 6, 1995 as Sierra Gold Development Corp. We changed the companys name to Honor One Corporation on October 29, 1998. On January 6th, 2001 we acquired some browser technology by the issuance of common stock and to reflect the changed focus of our business, the companys name was changed Alphatrade.com and our symbol to EBNK. In September 2001, we received a listing on the Frankfurt Stock exchange and currently trade under the symbol TDR and the WKN number 529988. Subsequent to December 31, 2001, we changed our symbol to APTD after effecting a reverse split on a 1 for 50 basis. All references to common stock have been retroactively restated.

ITEM 1.     DESCRIPTION OF BUSINESS

INTRODUCTION

     AlphaTrade.com has deployed a unique thin client, browser based application containing a multi-lingual comprehensive suite of financial applications named E-Gate. The E-Gate suite of services is available to the active investor and the financial community for a cost effective monthly fee. The E-Gate applications differ from the mainstream competition because E-Gate does not require software downloads or plug-ins to view real-time, streaming, financial market data. Additionally, the user can access E-Gate from anywhere in the world regardless of the communication bandwidth being used or speed of the Internet connection.

     Our target markets such as banks and the brokerage community, which are the financial cornerstones of the stock market, are experiencing a major downturn in momentum and a lack of new customers. These companies now find they need to do more to attract new assets under management and to stimulate more trading activity. Consumers are being empowered by the Net and they, equipped with 24-hour access, are forcing companies to make their pricing more palatable to the general public, reduce time to market for new products, add new features and enhancements as part of their service and provide an exceptional service department. We believe that embracing the Internet-driven consumer is a long term winning proposition. At AlphaTrade we know that our primary asset is not our innovative financial tools, as valuable as they are, but rather the customers who use the produce and recommend it to others. Keeping the customer-not the product- at the center of the company mission is crucial to gaining an edge over the competition.
GENERAL DEVELOPMENT OF BUSINESS

     We are a financial markets content and solutions provider servicing the business-to-business and business-to-consumer financial marketplace. We collect financial content directly from content providers and financial information sources. We provide this content with a variety of optional analytics packages to businesses for their personal and professional use over the Internet, virtual private networks, and local or wide area networks.

     We use proprietary collection techniques to process financial market activity and we consolidate this information and update in real-time our data warehouse. The data warehouse includes information for all of market data in the world for all equities, futures, options, funds etc. To date we only are distributing market data for Canadian, German and United States equities, options, major stock indices, Level 1 NASDAQ-quoted stocks, Level 2 NASDAQ market-maker quotes and mutual funds. . We have futures contracts and options on futures contracts available for distribution however we have not yet released them to the general public. We use proprietary extraction routines and compression algorithms to display the data over the Internet. Once the data has been parsed into E-Gate, and news and other financial content incorporated, it is then distributed to our clients from our primary data distribution center located at our executive offices in Vancouver, British Columbia. We also maintain a registered office in Carson City, Nevada.

     Subscribers access our E-Gate applications over the Internet. AlphaTrade provides our customers the same institutional quality financial data without the need for them to have their own specialty hardware or software.

     Our revenue is derived from subscription fees charged for access to E-Gate. Our services are used primarily for monitoring market data, trading review and analysis. Our customer base consists primarily of active traders, professional traders, financial websites, banks, public companies, investor relations companies and security broker-dealers.

Network infrastructure

     AlphaTrades network infrastructure consists of local directors, firewalls and other related network equipment to allow us to offer a reliable serviceervice. In addition, we have our own server farm with proven softwareplatforms all with fail-over capabilities. Our Internet infrastructure is redundant from high speed dedicated OC3 fiber to specific hardware components such as UPS, servers, emergency power etc. This entire infrastructure is managed and monitored either locally and/or remotely. The monitoring system sends e-mails or pager signals the moment a malfunction is detected. The high-speed bandwidth permits a secure and effective connection to AlphaTrade's intranet, so that any servicing or repairs can be immediately resolved from anywhere at anytime. Personnel are assigned on a 24/7 basis on the days the market is open to ensure a continuous data stream.

E-Gate employs a proprietary protocol to communicate between the client
and the server.   A permission server validates Logins to E-Gate servers. Once the permission server allows the client to establish a connection to an E-Gate server, the connection between the client and server is maintained until the client logs off.

     An internal staff of programmers, developers, and operators maintain support for the E-Gate product. A team of quality control analysts, web developers, technical and design specialists ensure the final product is user-friendly and dependable. In addition to supporting the existing systems, this same staff works continually to enhance and augment operating efficiencies.

Industry Overview

The Switch to Internet Streaming Stock Market Data

     The market, we envision, for our specialized Internet services stems from current and projected changes in the nature and availability of expanded market information availability. Customer demand for instant, easy access is requiring a shift from the hardwired systems which require dedicated data lines and software or hardware installations to a simplified version that they can access anywhere in the world from any Internet enabled location. This shift is driven by a number of factors including consumer interest in expanded content that requires increased accessibility and the availability of Internet enabled locations. Although the pace of this transition may have suffered somewhat from the current economic slowdown, we believe that the Internet revolution is inevitable and ultimately will dominate the industry.

     Internet delivery of stock market data is gaining preference for a number of reasons. The primary advantages are the reduced cost, instant accessibility, greater convenience and overall ease of use. For example, when you sign up online for our service, your access is instant, the cost is about 50 cents per day and you are an expert within minutes of using the system. The quality of the digitally transmitted data is not compromised in any way with respect to latency or accuracy of the data.

We believe that the consumer demand in the Internet stock market data industry will continue to promote technology upgrades, new functionalities, and more and more complex products and services which we will be able to deliver on an ongoing basis.

The Stock Market Data Delivery Market

     Until recently, the dominant stock market data delivery companies focused on large corporate clients such as brokerage firms, banks, financial institutions and priced their products accordingly. To provide this service, these operators invested heavily in an infrastructure designed around software upgrades, hardware installations and long-term contractual obligations for the subscribers.

     The Industry move to Internet delivery offers expanded opportunities for additional subscribers from sectors of the market that were previously ignored. The cost of an Internet subscription for these services is a fraction of the cost of the hard-wired system both for the subscriber and for the company. We minimize the cost of acquiring customers and our market is substantially greater than ever before due to the reduced cost and the greater accessibility. We believe that the higher costs for the systems of the past will incentivize people to change from their existing system to a more cost effective system like Alphatrade.

Our Market Opportunity

     Historically, during times of financial chaos, most companies seek to reduce their financial commitments and we anticipate that many companies will make a cost effective change with their quote services when their current agreements expire. We believe that Alphatrade is one of those cost effective alternatives and quite likely could get new customers principally due to their favorable pricing structure. We believe that the fundamental shift to Internet stock market data delivery will create lasting revenue growth opportunities for us. Combined with the downturn in the economy over the past 18-24 months, the switch to Internet providers is becoming more prevalent for a number of reasons first and foremost being cost, then convenience and reliability. With these factors ranking so high in the Internet products, it stands to reason that the limited functionality and relatively low technology of predecessor market suppliers cannot dominate the industry indefinitely.

     We believe that Internet delivery compounded with the growth of the broadband industry over time, will be a compelling choice for all financially oriented companies. The trend is already evident in North America as many households have cable and ADSL Internet connections , and we are now witnessing significant market interest in contracting our services in other parts of the world. We believe this interest and the need for our services will continue to be fueled by the following factors:

Customers want simplified Internet products

     The digital shift is happening worldwide and the need for appropriately programmed products that can be understood by all subscribers is vital. Ease of use and instant accessibility will be key growth factors for companies competing in this sector of the marketplace. Our E-Gate products are understood universally and fit naturally into the technical and service functions they are programmed to perform.

Long Term agreements are a financial burden for Companies

     We believe that financially oriented companies such as brokerage firms will increasingly elect to reduce their financial exposure by eliminating long term agreements for basic services like stock quotes especially if there is a source that allows for monthly commitments. In addition, they might also seek to outsource any stock quote service that they offer for their clients as a value added service so they can retain their focus on their core business which is asset accumulation and commission generation. Generally speaking, providing this type of additional service to a client base can be complicated and may require significant capital investment. In light of these factors, we expect brokerage firms especially to rethink their current strategies to increasingly seek efficiencies and economies of scale through outsourcing.

The Technology Age

     The technology age has expanded greatly the amount of potential subscribers available to use our service. The markets are more complex than ever before and use more sophisticated investment strategies that it is becoming imperative that anyone interested in investing must have access to real time streaming stock market information. It is an axiom that the more complex things become; the more likely people will need more information with which to make investment decisions. We have made our product exceedingly easy to access, cost effective and multi-lingual therefore we expect to increase the number of subscribers as our marketing efforts increase our exposure in the global marketplace.

Industry Consolidation

     Consolidation in the industry is a burgeoning trend caused at least in part by increased capital requirements to meet ongoing demands to service equipment or to add new equipment as old equipment becomes obsolete. Competition in the financial portal market where revenue generation has been dependent on advertising rather than subscriptions has caused the demise of many operators and those left are inadequately prepared to compete in the stock market data dissemination business. Additionally companies are still required to fund capital needs and attract and develop necessary skills and systems. This consolidation tends to eliminate smaller companies or those companies that have not advanced with the Internet boom. Conversely, it tends to favor companies that have a versatile product that is easily adaptable to new markets

Our Business

     The Company provides real-time financial market data, fundamental research, charting, and charting to professional and individual investors through dedicated telecommunication lines and the Internet. The Company also disseminates news and third-party database information from more than 45 sources worldwide.

     The Company delivers mission critical information to a wide variety of investors and professionals in the financial community. Market data is delivered direct to the Company's facilities, where the data is simultaneously redistributed to its customers. Once the user is attached to the Company's host server, the connection link is constant, like an open telephone connection. This allows the system to provide dynamically updating stock quotes and news and to immediately respond to all queries.

     Our business model is to acquire subscribers for our E-Gate Internet stock quote service. The E-Gate service includes:

1. Stock quotes: each column can be customized, you can save preferences, view 60 stocks per window and create your own alerts.
2. Level II: easy to spot how the Market Makers and ECNs are lining up, identify imbalances in bid and ask prices, view time and sales as it happens, and subscribers can open up to 12 Level II screens at once to compare  investment
                     choices.
3. News: E-Gate provides the most comprehensive in-depth news coverage from over 45 leading suppliers including BusinessWire,
                     PR NewsWire, and more. The news is symbol sensitive so as you watch particular stocks you know instantly when there is current news. No menus, no commands to remember just point and click to get the story.
4. Charts - intraday and historical: E-Gates charting capabilities are complex subscribers can create dynamic charts in a variety of formats including HCL, candlestick, relative performance and many more including your analysis tools like simple moving average, bollinger bands, weighted close, momentum and many others. 1,5,15,30 minute, hourly, daily and weekly summaries of all North American and German equities. Open up to 12 charts simultaneously and compare different companies or indices using your own particular trading strategies.
5. Actives Most: keep track of all the markets; change the display with a single click.
6. Mutual Funds, indices, option chains and scrolling stock ticker a re also available.
7.       Time and Sales for the past three days for any listed equity.
8. Alerts enable subscribers to set customizeable alerts for one or more stocks with a variety of parameters such as volume, price highs or lows.
9. Portfolio managers: enable subscribers to enter up to 600 equities in 10 separate portfolios. Each portfolio can display multiple currency prices making arbitrage easier for clients trading companies that are listed and trade on multiple exchanges.

     E-Gate is a real-time financial market data feed application, which collects, analyzes, processes, stores, compresses, and transmits financial content. Subscribers have access to comprehensive information on stocks, options, indices, and news, including bid and ask prices, charts, research and other information for any listed or Nasdaq-traded stock, all OTC-BB stocks, all German listed companies and Canadian listed companies.

     E-Gate is designed to provide subscribers access to real time stock market information at less cost and greater convenience than any product on the market today. Subscribers do not need to purchase, lease or download any software. All of the financial applications are available via the Internet for a low monthly subscription price.

EASE OF USE

     AlphaTrade has designed the E-Gate system to be user friendly and very simple to operate. All functions are handled through an independent MENU, which pops up after you login. The Menu is a collection of individual financial applications, which can be independently opened from the user's desktop. The menu is also customized with our corporate clients logo when we white-brand our products.
     Remote Manager: Our remote Client Management tool is a comprehensive e-business solution providing everything a business needs to quickly offer real-time quotes and news fully integrated into their site via the Internet. Our Remote Manager eliminates lengthy development time and eases administrative processes. The Remote Manager is a turnkey solution to providing the client with back-end tools such as administrative database, online sign-up templates, exchange authorizations, automatic reports and billing. The Remote Manager provides businesses with the back office processing capabilities to set up and maintain a database of their clients. The Remote Manager was designed to interface with an existing back office. Features include: account administration, reporting and online billing, easy sorting and searching capabilities. The Remote Manager allows for access from multiple locations through its browser-based software and makes it easy to configure and customize client data.

     E-Quote tools: Since AlphaTrade is a client-server java application; their products are not restricted by the limitations of HTML. With financial products using HTML displayed data remains static until a query is repeated. In contrast, the E-Quote tools deliver and automatically update a continuous, dynamic stream of market data to the client's screen. The Company believes this product provides a substantial marketing edge over other web-based products offered by competitors. Products available here include detailed quote, charts, news, streaming stock ticker and snap quote all 15-20 minutes delayed and offered at no cost to the host site.

Key Marketing Points

     E-Gate is cost effective: only $17.00 US per month plus applicable exchange fees. No long-term contracts, sign up for a month or a year. At this price, subscribers can use E-Gate as a supplementary stock quote system, to augment their current system or as the system of choice for streaming stock market data.

Access is instant:  no matter when or where you sign up, access is immediate.

     E-Gate is user-friendly: no complicated manuals to read, no commands to enter, just login and start using the system. A short 2 minute tutorial is available in five different languages.

     E-Gate is mobile: purchase one subscription; use it at home, on the road, from a cyber cafe, in Germany or anywhere in the world, at the office and from any computer.

     E-Gate is multi-lingual: language preferences are chosen when you login and the change is instant. E-Gate is perfect for the professional who has clients who speak a foreign language or for those people who regularly travel to other countries to conduct business.

     Upgrades and enhancements are done automatically: no more waiting for software before you upgrade, as new products are developed and introduced by Alphatrade, each subscriber is automatically upgraded the next time they login.

Operations :

Competition

     Our primary competition in North America is from companies which have been in business for many years and have a pre-established customer base and a product line that has been a staple for them for years. AlphaTrades financial product represents a material change in the manner in which financial data dissemination is provided to the end user. Our product is multi-lingual, cost effective, no long-term agreements are required and it is browser based thin client application software, which is server-side technology. We believe that our products cost and ease of use represents a material threshold barrier to further competition. We do not believe it is likely, although it is possible, that any single company will develop a product that is identical to our E-Gate product. For this reason, we believe it is essential to our competitive position to continue to add enhancements and new product lines to our current offering.

     Attracting and retaining customers will depend, among other things, upon our ability to continue to provide a reliable and cost effective stock quote service since our subscribers are not bound by long term agreements. It is our belief that consumers are becoming less willing to tie themselves up with long-term agreements especially in light of the chaotic state of the stock markets. They want a real time stock quote service free from their brokerage house or they want a service that provides a flexible and friendly method to subscribe and unsubscribe. It is incumbent upon the company to ensure their stock quote service remains one of the best available services on an on-going basis or our subscribers will change providers.

Customers

     Our customers consist principally of (1) brokerage firms that are providing a customized stock quote service to their client base (2) financially oriented websites that want a customized stock quote service to entice people to visit their websites more frequently (3) other websites that are seeking new products to offer their visitors (3) day traders (4) individual investors and (5) public and investor relations companies that want to follow their customers stock prices.

     Currently we have customers in 20 countries worldwide with the majority of our subscribers from the US. We are not primarily dependent on any single customer.

Sales and Marketing

     Our sales activities are generated through  relationships  developed by our
corporate  executives,   by  our  in-house  sales  personnel,  by  our  existing
subscribers and by our affiliates.

     The Companys marketing efforts include customizing and private labeling all of the E-Gate applications for online sites that have a demographic similar to the Companys target market. The Company has targeted active traders, brokerage firms wanting to offer this type of service to their client base, financial websites seeking new innovative products and other active investors. The Company believes that their E-Gate product is well suited to satisfy the needs of these customers in their quest for reliable cost effective stock market information. Further features and enhancements are always considered and implemented regularly to satisfy the demands of the hyperactive trading community.

     The Company is marketing E-Gate through advertisements on TV, in print, online, direct mail, telemarketing and other marketing efforts. The Companys marketing efforts also include customizing and private labeling all of the E-Gate applications for online websites that have a demographic similar to the Companys target market.

     Private labeling websites: The company determined that in order to compete in this huge fluctuating internet market, they must adopt an original and animated strategy designed to provide exceptional service and revolutionary technologies in a unique and stimulating way. By offering to customize all of our E-Gate financial tools, AlphaTrade is being provided access to huge client bases, all with similar underlying investing demographic tendencies. AlphaTrade will benefit directly by dovetailing their success with the expansion of their clients business.

Key elements of the Companys marketing strategy are:

Expand the Companys relationship with existing customers and attract new customers. The Company offers a broad range of market information and will seek to sell existing customers additional exchanges to ensure their long-term loyalty. The Company will seek to broaden its relationship with existing customers to ensure that existing customers are sending us new referrals and identifying potential sales opportunities that might be opportunities for the company. In addition, the Company will seek to increase its subscriber base by enhancements of the existing product line.

Further international expansion. The Company has customers in 20 countries however the US still dominates the generation of revenue. Certain international markets have been relaxing their taxation rules, which will ultimately make it easier for investors to develop short term trading patterns thereby requiring a real time stock market service. The Company believes that its E-Gate product will be readily accepted due to its multi-lingual capabilities and the ease of use.
Extend  the  Companys   technology   leadership.   The  Companys  products  are
well-positioned to address the requirements for scale, complexity, availability and integration for browser based market data. The Company is continuing to develop new products and new capabilities designed specifically with the consumer in mind. Our marketing mandate is to attract and keep customers and provide the best customer service available anywhere on the Internet. The Companys research and development efforts include adding products which will assist the Company in acquiring new customers.

Seek strategic alliance opportunities. The stock market data dissemination industry is in a state of innovation and change. New technologies, standards and features are emerging often from early-stage innovators like Alphatrade. More seasoned companies and larger brokerage firms will seek alliances with companies that have product that will add customer value. Alphatrade will also seek alliances with companies that can assist it to expand into high-growth transaction based markets, leverage its international sales and support infrastructure and help build market presence for the Companys existing products.

     Improve profitability. Throughout fiscal 2001, the Company spent considerable time and effort enhancing existing products and developing sales distribution channels with an emphasis on identifying potential high growth areas. The Company will continue to review the strategic importance of all products, services and sales distribution channels with a focus on developing profitability within fiscal 2002.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     Certain statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements included in this Annual Report on Form 10-KSB, in the Company's press releases and in oral statements made by or with the approval of an authorized executive officer of the Company constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. These may include statements projecting, forecasting or estimating Company performance and industry trends. The achievement of the projections, forecasts or estimates is subject to certain risks and uncertainties. Actual results and events may differ materially from those projected, forecasted or estimated. The applicable risks and uncertainties include general economic and industry conditions that affect all business, as well as matters that are specific to the Company and the markets it serves.

     Specific risks to the Company include an inability of the Company to finance its working capital needs. In light of this and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

EMPLOYEES

As of December 31, 2001, we employed 14 full time people, none of whom are represented by a collective bargaining unit. We believe we have a satisfactory relationship with our employees. From time to time, we use the services of outside consultants on an hourly basis.

COMPANY RISK FACTORS

     There are many competitors in the data feed industry: The Company's market data service competes with many providers of financial information over the Internet. It competes on quality and reliability, as well as speed and price. Principal competitors to E-Gate are Reuters, Standard & Poors Comstock and other such companies with long-standing customers and a wide variety of products.

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

     Since our inception, we have experienced operating losses, negative cash flows from operations and net losses in each quarterly and annual period. As of December 31, 2001, we had an accumulated net deficit of approximately $11 million. Revenue from our E-Gate subscriptions alone may not be sufficient to make us profitable in the future therefore we may be compelled to add new products and develop for new industries. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis, particularly to the extent that we face significant competition. In addition, we expect to increase our sales and marketing expenses, and administrative expenses as we develop the business and market our product. As a result, we will need to generate increased revenue to achieve and maintain profitability. To date we have not had any significant operating revenue. There is no assurance we will achieve significant sales revenue in the future.

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

     We may continue to generate operating losses: We anticipate making investments to develop our sales and marketing programs, personnel recruitment, product development and infrastructure improvements as funds are generated from subscription revenues. The Company believes that it is possible we will continue to experience operating losses on a quarterly and annual basis for the foreseeable future. You must consider us and our prospects in light of the risks and difficulties encountered by companies in the early stage of developing as we are relative novices at marketing the E-Gate products. We may not be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, our business will not be successful and your investment in our capital stock will substantially decline in value. Our business currently depends on revenue related to the E-Gate suite of financial products and it is uncertain whether the market will increasingly accept this product.

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

     We may not be able to protect our technology: We principally rely upon a contractual restrictions to protect our technology. Our contracts may not provide significant commercial protection or advantage to us, and the measures we take to maintain the confidentiality of our trade secrets may be ineffective. If we are unable to effectively protect our technology, our competitors may be able to copy important aspects of our products or product message, which could undermine the relative appeal of our products to customers and thus reduce our sales.
Our reliance on third party providers: Our future success depends upon our ability to aggregate and deliver compelling financial content over the Internet. We rely heavily on third party content providers, namely Reuters Information Ltd. and Comtex New Network, Inc. Currently we have a two year contract with Reuters which calls for monthly payments of $16,000 and one year left on our agreement with Comtex which calls for monthly payments of $3,850. Both contracts provide for automatic renewal unless both parties negotiate otherwise or unless the provider is unable to deliver the feed. There are many competitors to these feed suppliers and if necessary a contract could be negotiated quickly with little disruption to our subscriber base.

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

A decline in stock market investing has definitely affected the demand for stock market quote service products and has negatively affected our marketing plans. If this downturn in the market continues this would limit our ability to generate profitability in the short term.

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

ITEM 2.   DESCRIPTION OF PROPERTY

The Company's executive offices are located in Vancouver, B.C., Canada in a 4,500 square foot facility. AlphaTrade has a month to month sub-lease at a
current monthly rent of $6,000.   We do not own any real estate.  The lease
expires in March, 2004.   The computer facilities are at this location.

ITEM 3. LEGAL PROCEEDINGS

     Subsequent to the fiscal year end, discoveries were held and revealed that AlphaTrade is the proper owner and operator of its computer technology, intellectual property and business plan. Accordingly, the parties agreed to terms for a settlement that did not adversely affect AlphaTrade.com. This was in respect to the lawsuit filed on June 8th, 1999 with the Plaintiffs being Webdata, Joel Stone and Mike Razar.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                             PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Market Information

     Currently, the Company's common stock is traded over-the-counter and quoted on the OTC Bulletin Board of the NASD (the "Bulletin Board") under the symbol "APTD" and is also traded on the Frankfurt Stock Exchange under the symbol TDR. The high and low bid prices for the Common Stock as reported by our content provider, Reuters Information Ltd are listed below. The prices in the table reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The reported bid prices reflect the 1 for 50 stock split that occurred on January 14th, 2002.



2001 Quarterly Information

                                     High             Low

First                               20.50               5.50
Second                              15.50               4.50
Third                               10.00               2.50
Fourth                               8.50               2.50

2000 Quarterly Information

First                               446.88            200.00
Second                              225.00             43.75
Third                               106.25             37.50
Fourth                               42.19              3.90



As of December 31, 2001 there were 170 stockholders of record of our common stock. This does not include an indeterminate number of shareholders who may hold their shares in "street name".

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

     All common shares and preferred shares rank equally for the payment of dividends. If a dividend were to be paid all issued shares would be eligible.

Recent Sales of "Unregistered" Securities

The following unregistered securities have been issued since January 1st, 2001 and are previously disclosed in the Company's 10-QSB's unless otherwise noted:

                                                  Valued
Date               No. of Shares    Title        At          Reason

Jan. 11/01               17,000      Common      $   11.00   Services
Jan. 11/01                  200      Common      $   12.50   Exercise of Warrant
Jan. 12/01                  500      Common      $   14.00   Services
Jan. 18/01                1,000      Common      $   13.50   Services
Jan. 26/01                2,000      Common      $    9.50   Services
Feb. 5/01                 5,000      Common      $    5.00   Private Placement
March 5/01                1,000      Common      $    8.00   Services
April 1/01               17,000      Common      $   11.00   Services
April 9/01                  100      Common      $   12.50   Exercise of Warrant
April 11/01                  22      Common      $   42.50   Services
April 12/01               4,000      Common      $    6.00   Services
April 12/01              24,000      Common      $    3.75   Private Placement
April 20/01               1,600      Common      $    8.50   Services
May 29/01                   500      Common      $   13.50   For Charity
May 31/01                 1,000      Common      $   12.50   Services
June 25/01               12,000      Common      $    4.25   Private Placement
June 29/01               28,000      Common      $    8.50   Services
July 1/01                17,000      Common      $   11.00   Services
July 26/01                3,000      Common      $    7.00   Services
July 31/01                1,000      Common      $    6.50   Services
Aug. 27/01                2,200      Common      $    4.50   Services
Aug. 31/01                  835      Common      $    4.50   Services
Sept. 13/01               1,000      Common      $    6.00   Services
Sept. 17/01              33,600      Common      $    3.75   Private Placement
Sept. 25/01              32,000      Common      $    4.50   Services
Sept. 27/01              20,000      Common      $    2.50   Private Placement
Oct. 9/01                   500      Common      $    7.00   For Charity
Oct. 12/01                2,000      Common      $    6.50   Services
Nov. 1/01                 1,500      Common      $    6.50   Services
Nov. 7/01                 1,500      Common      $    5.00   Services
Nov. 7/01                40,000      Common      $    5.00   Services
Nov. 7/01                20,000      Common      $    2.50   Private Placement
Nov. 15/01                  200      Common      $    5.00   Services
Dec. 1/01                 2,000      Common      $    6.00   Services
Valued
Date                     No. of Share      Title       At          Reason

Dec. 11/01                  5,600       Common       $   2.50    Debt Settlement
Dec. 12/01                    500       Common       $   4.00    Services
Dec. 20/01                  4,800       Common       $   3.50    Services
Dec. 31/01                101,500       Common       $   4.00    Services

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains historical information. It
Also contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, particularly in reference to statements regarding our expectations, plans and objectives. You can generally identify forward-looking statements by the use of the words "may,", "will," "expect," "intend," "estimate," "anticipate," "believe," or "continue," or similar language. Forward-looking statements involve substantial risks and uncertainties. You should give careful consideration to cautionary statements made in this discussion and analysis. We base our statements on our current expectations. Forward-looking statements may be impacted by a number of factors, risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Our filings with the Securities and Exchange Commission identify factors that could cause material differences. Among these factors are our ability to:

         (i) fund our current and future business strategies either through continuing operations or external financing;
         (ii)     attract and retain key employees;
         (iii) compete successfully against competitive products and services;
         (iv) maintain relationships with key suppliers and providers of market data; and
         (v) respond to the effect of economic and business conditions generally.
     Results of Operations. During the fiscal year ended December 31, 2001, the Company saw their revenue gradually increase each quarter however revenue for fiscal 2001 was $238,189 and for fiscal 2000 was $324,093. The reason for the reduced revenue in 2001 was that effective January 2001, the Company stopped charging for delayed information because market conditions were such that the competition was offering delayed stock information for free. The bulk of our revenue in fiscal 2000 was realizing the deferred revenue from an individual block sale of delayed information in the fourth quarter of 1999. We implemented this change in the delayed information because the competition from financial portals and other financial companies who were providing this information for free limited our ability to market a similar product for an annual fee. Rather we wanted to focus on marketing on primary product which is the real time streaming E-Gate product. In addition, we felt if we provided this information to the delayed users at no cost, some of these users might convert to real time information in the future and we could keep them loyal to the Alphatrade product. We believed this would eventually result in a reduction of the cost of acquiring new customers. Therefore we believe that a comparison of the results of operations for the fiscal year ended December 31, 2000 has limited value for evaluating trends or as a basis for predicting future results. We also feel that the stock market overall had some serious upheavals during 2001 including September 11, 2001 which caused many disruptions to companies in our industry and caused many people to withdraw from investing and trading stock. We did see our revenues improve consistently each month in the final quarter of 2001 and it is continuing to improve in 2002.

     We incurred a net loss of $5,416,979 for the year ended December 31, 2001. The fiscal year loss resulted primarily from development costs associated with professional and consulting fees, sales and marketing costs and the issuance of the Companys stock for services. Our net loss for the year ended December 31, 2000 was $3,645,904. The increase in 2001 was mainly the result of issuing stock for services when the stock market was experiencing a downward trend.

     Although revenues for the year ended December 31, 2001 were limited, we expect future revenues to grow steadily as we begin to implement our sales and marketing strategies, increase our subscriber base through new markets and add new features and enhancements to our product line. Our growth is significantly dependent upon our ability to generate sales in the financial sector. Our main priorities relating to revenue are: (1) to develop market awareness of our E-Gate product through our strategic marketing plan, (2) develop cross marketing platforms with our affiliate partnerships, (3) to accomplish technological economies of scale and (4) to streamline and maximize efficiencies in our system implementation model.

     General and administrative costs. General and administrative costs were $5,507,001 for the year ended December 31, 2001 compared to $3,725,124 for the fiscal 2000. The increase is a direct result of the development of our business model, our expansion into new markets and the continued increase of professional and consulting fees. We expect that our legal fees will be substantially less in 2002 with the Webdata lawsuit resolved. To clarify, non-cash compensation for the year ended December 31, 2001 was $4,621,480 which is the fair value of common stock, options and warrants issued for services, debt and loan fees.

     Interest expense was $94,978 for the year ended December 31, 2001 compared to $34,547 for fiscal 2000 which was a result of increased debt load which subsequent to fiscal 2001 has been settled.

     Liquidity and Capital Resources. We finance our operations and capital requirements primarily through private debt and equity offerings. For the twelve months ended December 31, 2001 we received cash totaling $3,750 from the issuance of our common stock pursuant to Rule 144. Subsequent to the fiscal year end we settled approximately $701,178 in debt from senior officers of the Company and other parties by the issuance of stock pursuant to Rule 144 according to the generally accepted market discount for restricted stock. This removed a substantial debt from the Companys books and makes the Companys financial statements more attractive from a capital raising point of view. All of the stock issued for debt is subject to Rule 144 selling restrictions and the senior officers of the Company are further restricted by the nature of their position in the Company and their substantial shareholdings. From time to time the company is required to raise capital to assist paying monthly expenses and this will have the effect of diluting current shareholders. It is anticipated that the company will be in a cash flow positive situation in 2002 which would minimize future stock issuances but there can be no assurances at this time that the company will achieve that financial goal.

     We currently have no material commitments for capital requirements. At the present time we have no need to purchase new equipment or replace the equipment we are currently using.

     We are not aware of any material trend, event or capital commitment, which would potentially adversely affect liquidity. In the event a material trend develops, we believe we will have sufficient funds available to satisfy working capital needs through debt or from funds received from equity sales.

OTHER:

     Except for historical information contained in this Report, the matters set forth above are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ from those in the forward-looking statements. Investors are directed to consider, among other items, the risks and uncertainties discussed in documents filed by us with the Securities and Exchange Commission.

Dependence on Key Personnel

     The Company is dependent on the services of certain key people, i.e. the President and the Chief Executive Officer. The loss of these persons or other key executives or personnel, or the inability to attract and retain the additional highly skilled employees required for the expansion of the Company's activities, may have a material adverse effect on the Company's business or future operations. The Company does not intend to maintain "Key-man" life insurance on any of its executive officers or other personnel at this time.


ITEM 7.     FINANCIAL STATEMENTS

Financial Statements for the year ended December 31, 2001

Independent Auditors Report

Consolidated Balance Sheet  - December 31, 2001

Consolidated Statement of Operations for the period ended December 31, 2001

Consolidated Statements of Stockholders Equity to December 31, 2001

Consolidated Statements of Cash Flows to December 31, 2001

Notes to Consolidated Financial Statements



ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
       ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                             PART III


ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding the executive officers and directors of the Company:

Name               Age       Position

Gordon Muir       48       Founder, Chief Executive Officer, Chairman, Director
Penny Perfect     48       Founder, President, Director
Victor Cardenas*  51       Director, Chief Operating Officer
Lisa McVeigh*     38       Director
Raymond Hatch     70       Director


*  Member of the audit committee

The Directors and Officers will serve until the next annual general meeting of the shareholders or until their death, resignation, retirement, removal, disqualification, or until their successors have been duly elected and qualified. All Officers serve at the will of the Board of Directors.

GORDON MUIR has served as Chairman and a Director of AlphaTrade since October 21, 1999. He became Chief Executive Officer in February, 2000. Mr. Muir is an
independent investor and business consultant.   He was the founder of
Navmaster Technologies, a company credited with developing the first GPS charting systems for the Marine Industry that relied on optical imaging rather than expensive and cumbersome computers. He has over 16 years experience in senior level management in a variety of business mainly in the automotive and industrial industries.

     PENNY PERFECT has served as President and a Director of AlphaTrade since October 21, 1999. Ms. Perfect has been in the stock market and related industries for over 20 years and was President of her own firm providing Investment Banking and Administration services early stage development companies. Prior to establishing her own firm, Ms. Perfect was a stockbroker for over five years with a firm specializing in venture capital and micro cap companies. She was also involved in many aspects of tax advantaged investment products from structuring them and raising the necessary capital for the project. These projects included restaurants, hotel operations, franchises, apartment blocks, mining companies, wineries, medical companies and many others.

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

     RAYMOND A. HATCH. Mr. Hatch was appointed as a Director on September 13th, 2000. Mr. Hatch started his own investment-banking boutique, Grady and Hatch & Company, Inc. in May of 1982. This organization focused on private placements, syndicate participations and the origination of its own underwritings. Mr Hatch subsequently joined Ridgewood Group International Ltd. (RGI) as a Managing Partner. RGI is managed by William Potter, who was previously Co-Chairman of Prudential Securities International. During his career on Wall Street, Mr. Hatch was a regular member of the American Stock Exchange and an allied member of the NYSE on several occasions, a principal of the NASD and as a registered investment advisor with the SEC for over ten years.

     LISA McVEIGH has served as a Director since January 21, 2000. Ms. McVeigh has held the position of Financial Officer with British Columbia Film for over twelve years and serves on the audit committee for Alphatrade.com.

Family Relationships

     Gordon Muir, CEO and Penny Perfect, President are married and both are founding member of Alphatrade.com There are no other family relationships between any other Directors or executive Officers of the Company.



Compliance with Section 16 of the Exchange Act.

Section 16(a) of the Exchange Act requires directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2001, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

ITEM 10.    EXECUTIVE COMPENSATION

     The following table shows compensation earned during fiscal 1999,2000 and 2001 by the Chief Executive Officer, President and Chief Operating Officer. Titles shown on the table are titles held at December 31, 2001. The information in the table includes salaries, bonuses, stock options granted, restricted stock awards granted and other miscellaneous compensation. We have no long term compensation benefits other than stock options. No executive officer held office in 1997 and therefore did not receive annual compensation in fiscal 1998.
                    SUMMARY COMPENSATION TABLE

                                                    Long Term and Other
                 Annual Compensation                Compensation
                 -------------------------------    --------------------------
                                                    Number of
                                            Other   Securities    All Other
Name and 2000      Fiscal                   Annual  Underlying    Compensation
Principal Positions Year  Salary(1) Bonus  Comp(3)  Options       (2)
------------------------------------------------------------------------------

Penny Perfect       1998   ----     ----     ----     ----          ----
President           1999 $120,000   ----    25,000  350,000         ----
                    2000 $120,000            ----     ----        8,000 shares
                    2001 $120,000  ----     ----     ----         124,000 shares
Gordon J. Muir      1998   ----     ----     ----     ----          ----
Chief Executive     1999 $120,000   ----    25,000  350,000         ----
Officer             2000 $120,000            ----     ----        8,000 shares
                   2001 $120,000  ----     ----     ----         124,000 shares


Victor D. Cardenas  1999   ----     ----     ----    25,000
Chief Operating     2000 $ 22,500            5,000    ----        1,000 shares
Officer             2001  ----      ----       ----     -----       3,000 shares

1)   Salaries are accrued but not paid.
2) Shares issued to companies in which the executive officers have a minority interest in lieu of participation in the year 2000 and 2001 stock option plans. All shares are reported on a post 1 for 50 reverse split basis.
3) The Board approved grants of restricted stock to companies in which the above noted executive officers have a minority interest. The above noted disclosure should not be construed as an admission that he/she is the beneficial owner of these shares of common stock.

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

Director Compensation

Directors of the Company receive no cash compensation for their services as directors, other than reimbursement for certain expenses in connection with
attendance at board meetings.   None of the Directors have stock options.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the stock ownership as of March 26, 2002, of: (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Company's common stock; and (ii) directly or indirectly by each director, by each person who was an executive officer during the fiscal year ending December 31, 2001 and by directors and executive officers of the Company as a group:
:

                                            Shares
                                            Beneficially
Name of Beneficial Owner                   Owned(1)(2)         Percent (2)

Penny Perfect                               941,620(3)             39%
Suite 400 - 1111 W. Georgia St.
Vancouver, B.C.

Gordon Muir                                 716,320(4)             30%
Suite 400 - 1111 W. Georgia St.
Vancouver, B.C.

Ms. Perfect and Mr. Muir are spouses. Accordingly, each spouse's holdings may also be deemed to be beneficially owned by the other however both Ms Perfect and Mr. Muir are businesspeople in their own right.


All executive officers and directors
as a group (four persons)                   1,664,400            70%


Class A Preferred     All executive officers and directors
 As a group                                 2,000,000             100%


(1) The above noted disclosure should not be construed as an admission that each executive officer or director is the beneficial owner of these shares of common stock.
(2) The percentages shown are calculated based upon 2,385,447 shares of common stock outstanding on March 31, 2002.
(3)  Includes direct and indirect ownership.
(4)  Includes direct and indirect ownership.


1999 AND 2000 STOCK INCENTIVE PLANS

     Stock Incentive Plans were adopted in 1999, 2000 and 2001 authorizing the issuance of the following shares to Directors, Executive Officers, Employees and Consultants of which the unexercised balances are as follows:
                  Exercise          Number           Number
                  Price          Authorized      Outstanding

1999 Plan         $1.00           1,200,000        none*
1999 Plan         $3.50             800,000         none*

2000 Plan         $0.20             327,000         none
2000 Plan         $0.50             803,000         none

2001 Plan         $0.10             2,147,800        none
2001 Plan         $1.50 (avg)  1,387,200    1,160,470**

     The 2001 stock options are subject to a vesting schedules. The exercise price represents the fair market value of the common stock on the date the stock option was granted.

     * All outstanding options for the 1999 stock option plan were voluntarily cancelled. The unexercised options did not have any value at fiscal year-end because the exercise price of all of the options was substantially greater than the closing sales price of the common stock as quoted on the OTC:BB on December 31, 2001 and it was not anticipated that the stock would be able to become elevated to that price anytime soon.

2001 Plan

     ** As at December 31, 2001 there was 1,387,200 shares remaining unallocated in the 2001 Stock Option Plan. Subsequent to fiscal 2001 the common stock of the Company was consolidated on a 50:1 basis which brought the exercise price of the remaining stock options up to an average exercise price of $1.50 per share.

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

Related Party Loans Related parties loaned the Company $632,350 during the year.

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

                                                     ALPHATRADE.COM


Dated:  April 15, 2002                       By: /s/Penny Perfect
                                              Penny Perfect
                                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities, and on the dates, indicated.


  Signature                Title                    Date



/s/ Gordon Muir            Director            April 15, 2002
Gordon J. Muir


/s/  Penny Perfect         Director            April 15, 2002
Penny Perfect


/s/  Victor Cardenas       Director            April 15, 2002
Victor Cardenas

/s/ Lisa McVeigh           Director            April 15, 2002
Lisa McVeigh


/s/ Raymond Hatch          Director            April 15, 2002
Raymond Hatch





                                 ALPHATRADE.COM

                              FINANCIAL STATEMENTS

                                December 31, 2001








                                 C O N T E N T S



Independent Auditors Report............................................... 3

Balance Sheet.............................................................. 4

Statements of Operations................................................... 5

Statements of Stockholders Equity (Deficit)............................... 6

Statements of Cash Flows.................................................. 11

Notes to the Financial Statements......................................... 12







                                           INDEPENDENT AUDITORS REPORT



To the Stockholders of
AlphaTrade.com
Vancouver, B.C. Canada

     We have audited the accompanying balance sheet of AlphaTrade.com at December 31, 2001, and the related statements of operations, stockholders equity (deficit) and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AlphaTrade.com at December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has recorded significant losses from operations, has insufficient revenues to support operational cash flows and has a working capital deficit, which together raise substantial doubt about its ability to continue as a going concern. Managements plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



HJ & Associates, LLC
                              Salt Lake City, Utah
                                 April 5, 2002
                                 ALPHATRADE.COM
                                  Balance Sheet



                                     ASSETS                       December 31,
                                                                   2001
CURRENT ASSETS

Cash$                                                                    20,650
Prepaid expenses                                                         11,880
Accounts Receivable - Trade                                               6,817

Total Current Assets                                                     39,347

FIXED ASSETS

Computer equipment                                                      133,044
Office equipment                                                         21,337
Software                                                                 68,175
Accumulated depreciation                                               (105,356)

Total Fixed Assets                                                      117,200

TOTAL ASSETS                                                       $    156,547


LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable                                                   $    551,219
Related party payable (Note 6)                                          632,350
Note payable (Note 9)                                                   351,559
Accrued liabilities (Note 10)                                           150,077
Deferred revenue (Note 1)                                                23,833

Total Current Liabilities                                             1,709,038

Total Liabilities                                                     1,709,038

STOCKHOLDERS EQUITY (DEFICIT)

Convertible preferred stock:
par value $0.001 per share;
10,000,000 shares authorized,
2,000,000 shares issued
and outstanding                                                           2,000
Common stock: $0.001 par value
100,000,000 shares
authorized; 846,517 shares
issued and outstanding                                                      847
Additional paid-in capital                                            9,693,254
Services prepaid with common stock                                      (11,848)
Accumulated deficit                                                 (11,236,744)

Total Stockholders Equity (Deficit)                                  (1,552,491)

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY (DEFICIT)                                      $    156,547

The accompanying notes are an integral part of these financial statement.
                                       f-4

                                 ALPHATRADE.COM
                            Statements of Operations


                                          For the Years Ended
                                            December 31,
                                        2001                2000
REVENUE

Subscription revenue                 $   238,189    $   324,093

Total Revenue                            238,189        324,093

EXPENSES

Depreciation expense                      44,537         40,675
Rent expense                              89,766         91,187
General and a
dministrative expenses                 5,507,001      3,725,124

Total Expenses                         5,641,304      3,856,986

LOSS FROM OPERATIONS                  (5,403,115)    (3,532,893)

OTHER INCOME (EXPENSES)

Other income                               9,003              -
Interest expense                         (94,978)       (34,547)
Recognized loss
on investment                                  -       (125,000)

Total Other Income
(Expenses)                               (85,975)      (159,547)

LOSS BEFORE EXTRAORDINARY ITEM        (5,489,090)    (3,692,440)

EXTRAORDINARY ITEM

Gain on forgiveness of
debt (net of zero income
tax expense)                              72,111         46,536

NET LOSS                          $   (5,416,979) $    (3,645,904)

BASIC LOSS PER SHARE (Note 1)

Loss per share before
extraordinary item                    $(10.54) $       (14.35)
Extraordinary item                       0.14             0.18

$                                      (10.40) $        (14.17)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING                              520,698        257,248

The accompanying notes are an integral part of these financial statement.
                                       f-5
                                 ALPHATRADE.COM
             Statements of Stockholders Equity (Deficit)


                                               Preferred Stock         Common
                                            Shares        Amount        Shares
Balance, December 31, 1999               2,000,000      $   2,000        237,017

Stock issued on exercise of
warrants at $63 per share                        -              -          2,000

Stock issued for services at
$353 per share                                   -              -            500

Stock issued on exercise of
options and for services at
$50 per share                                    -              -          1,200

Stock issued for prepaid
expenses at $447 per share                       -              -            600

Balance Forward                          2,000,000      $   2,000        241,317


                                                        Additional
                                        Common stock    paid in    Subscriptions
                                          amount        capital     receivable


Balance, December 31, 1999             $      237     $2,255,168     $ (250,000)

Stock issued on exercise of
warrants at $63 per share                       2        124,998              -

Stock issued for services at
$353 per share                                  -        176,563              -

Stock issued on exercise of
options and for services at
$50 per share                                   1         59,999              -

Stock issued for prepaid
expenses at $447 per share                      1        268,109              -

Balance Forward                        $      241     $2,884,837       (250,000)






                                                      Other
                                                Comprehensive     Accumulated
                                                      Loss           Deficit

Balance, December 31, 1999                       $  (100,000)       $(2,173,861)

Stock issued on exercise of
warrants at $63 per share                                  -                  -

Stock issued for services at
$353 per share                                             -                  -

Stock issued on exercise of
options and for services at
$50 per share                                              -                  -

Stock issued for prepaid
expenses at $447 per share                                 -                  -

Balance Forward                                  $  (100,000)       $(2,173,861)


The accompanying notes are an integral part of these financial statement.
                                       f-6
                                               Preferred Stock      Common Stock
                                                Shares       Amount      Shares



Balance Forward                            2,000,000     $   2,000       241,317

Common stock issued for
cash at $288 per share                             -             -         1,239

Common stock issued for
cash at $100 per share                             -             -           115

Common stock issued for
exercise of options at $50
per share                                          -             -            80

Common stock issued for
exercise of options at $50
per share                                          -             -            40

Common stock issued for
exercise of options at
$175 per share                                     -             -           918

Common stock issued for
exercise of options at
$175 per share                                     -             -           605

Receipt of stock subscription                      -             -             -

Balance Forward                            2,000,000     $   2,000       244,314




                                               Additional
                              Common stock     paid in         Subscriptions
                                  Amount       Capital            receivable


Balance Forward                 $      241   $   2,884,837 $      (250,000)

Common stock issued for
cash at $288 per share                   1      356,252               -

Common stock issued for
cash at $100 per share                   -       11,500               -
Common stock issued for
exercise of options at $50
per share                                -        4,000               -
Common stock issued for
exercise of options at $50
per share                                -        2,000                 -
Common stock issued for
exercise of options at
$175 per share                           1      160,597               -

Common stock issued for
exercise of options at
$175 per share                           1      105,878               -

Receipt of stock subscription            -            -            250,000

Balance Forward                 $      244    $3,525,064               $-





                                     Other
                                Comprehensive         Accumulated
                                     loss               Deficit


Balance Forward                 $  (100,000)         $(2,173,861)

Common stock issued for
cash at $288 per share                    -              -

Common stock issued for
cash at $100 per share                    -              -

Common stock issued for
exercise of options at $50
per share                                 -              -

Common stock issued for
exercise of options at $50
per share                                 -              -

Common stock issued for
exercise of options at
$175 per share                            -              -

Common stock issued for
exercise of options at
$175 per share                            -              -

Receipt of stock subscription             -              -

Balance Forward                    (100,000)   $(2,173,861)

The accompanying notes are an integral part of these financial statement.
                                       f-7




                                        Preferred Stock      Common Stock
                                    Shares      Amount        Shares



Balance Forward                    2,000,000   $   2,000     244,314

Common stock issued for
exercise of options valued at
$175 per share                             -           -         304

Common stock issued for
cash at $25 per share                      -           -       7,000

Common stock issued for
exercise of options for services
valued at $50 per share                    -           -       1,000

Common stock issued for
exercise of options valued
at $10 per share                           -           -       2,000

Common stock issued for
cash at $25 per share                      -           -      15,500

Common stock issued for
services at $45 per share                  -           -          60

Common stock issued for
services at $50 per share                  -           -         300

Common stock issued for
services at $22 per share                  -           -       2,500

Common stock issued for
exercise of options at $175                -           -       1,773

Balance Forward                    2,000,000   $   2,000     274,751






                                                Additional
                                Common stock     paid in        Subscriptions
                                       Amount   capital            receivable


Balance Forward                    $      244   $3,525,064         $  -

Common stock issued for
exercise of options valued at
$175 per share                              -       53,200            -

Common stock issued for
cash at $25 per share                       7      174,993            -

Common stock issued for
exercise of options for services
valued at $50 per share                     1       49,999            -

Common stock issued for
exercise of options valued
at $10 per share                            2       99,998            -

Common stock issued for
cash at $25 per share                      16      387,484            -

Common stock issued for
services at $45 per share                   -        2,672            -

Common stock issued for
services at $50 per share                   -      15,000               -

Common stock issued for
services at $22 per share                   2       54,296            -

Common stock issued for
exercise of options at $175                 2      310,326            -

Balance Forward                    $      274   $4,673,032   $       -


The accompanying notes are an integral part of these financial statement.
                                       f-9





                                        Other
                                   Comprehensive    Accumulated
                                        Loss          deficit


Balance Forward                    $  (100,000)   $(2,173,861)

Common stock issued for
exercise of options valued at
$175 per share                               -              -

Common stock issued for
cash at $25 per share                        -              -

Common stock issued for
exercise of options for services
valued at $50 per share                      -              -

Common stock issued for
exercise of options valued
at $10 per share                             -              -

Common stock issued for
cash at $25 per share                        -              -

Common stock issued for
services at $45 per share                    -              -

Common stock issued for
services at $50 per share                    -              -

Common stock issued for
services at $22 per share                    -              -

Common stock issued for
exercise of options at $175                  -              -

Balance Forward                    $  (100,000)   $(2,173,861)
The accompanying notes are an integral part of these financial statement.
                                       f-8

                                        Preferred stock    Common stock
                                     SHARES        AMOUNT      SHARES
Balance forward                      2,000,000     2,000      274,751

Common stock issued for
services at $113 per share              -           -         500

Common stock issued for
services at $11 per share               -           -      17,000

Common stock issued for
services at $10 per share               -           -      11,500

Common stock issued for
services at $9 per share                -           -       1,000

Common stock issued for
services at $8 per share                -           -         500

Unrealized loss on investment           -           -           -

Recognized loss on valuation
of investment                           -           -           -

Net loss for the year ended
December 31, 2000                       -           -           -

Balance, December 31, 2000      2,000,000   $   2,000     305,251




                                              Additonal
                             Commom stock     paid in      Subscriptions
                                   amount     capital       receivable

Balance forward                      274      4,673,032      -

Common stock issued for
services at $113 per share               1       56,249      -

Common stock issued for
services at $11 per share               17      186,982      -

Common stock issued for
services at $10 per share               11      114,989      -

Common stock issued for
services at $9 per share                 1        8,949      -

Common stock issued for
services at $8 per share                 1        3,904      -

Unrealized loss on investment            -            -      -

Recognized loss on valuation
of investment                            -            -      -

Net loss for the year ended
December 31, 2000                        -            -      -

Balance, December 31, 2000      $      305   $5,044,105   $  -












                                        other
                                  comprehensive      accumulated
                                        loss             deficit
balnce forward                       (100,000)        (2,173,861)

Common stock issued for
services at $113 per share                -              -

Common stock issued for
services at $11 per share                 -              -

Common stock issued for
services at $10 per share                 -              -

Common stock issued for
services at $9 per share                  -              -

Common stock issued for
services at $8 per share                  -              -

Unrealized loss on investment       (25,000)             -

Recognized loss on valuation
of investment                       125,000              -

Net loss for the year ended
December 31, 2000                         -     (3,645,904)

Balance, December 31, 2000                -    $(5,819,765)

The accompanying notes are an integral part of these financial statement.
                                       f-9


                                    Preferred  stock    common stock
                                shares       amount        shares


Balance Forward                2,000,000   $   2,000     305,251

Common stock issued for
services at $3 to $25
per share                              -           -     326,996

Common stock issued for
exercise of options valued
at $25 to $175 per share               -           -      88,495

Common stock issued for
exercise of warrants valued
at $3 per share                        -           -         300

Common stock issued for
prepaid services at $3 to
$7 per share                           -           -       2,744

Common stock issued for
extinguishment of debt at
$3 to $5 per share                     -           -     121,731

Common stock issued for
charitable contributions
at $7 to $14 per share                 -           -       1,000

Options granted below market
value                                  -           -           -

Net loss for the year ended
December 31, 2001                      -           -           -

Balance, December 31, 2001     2,000,000   $   2,000     846,517





                                           Additional
                          Common stock      paid in             Subscriptions
                                amount      capital               receivable




Balance Forward                $      305   $5,044,105   $             -

Common stock issued for
services at $3 to $25
per share                             327    1,894,775                 -

Common stock issued for
exercise of options valued
at $25 to $175 per share               89    2,265,517                 -

Common stock issued for
exercise of warrants valued
at $3 per share                         -        3,750                 -

Common stock issued for
prepaid services at $3 to
$7 per share                            3       11,845                 -

Common stock issued for
extinguishment of debt at
$3 to $5 per share                    122      448,803                 -

Common stock issued for
charitable contributions
at $7 to $14 per share                  1       10,249                 -

Options granted below market
value                                   -       14,210                 -

Net loss for the year ended
December 31, 2001                       -            -                 -

Balance, December 31, 2001     $      847   $9,693,254              $  -


                                     Other
                                comprehensive    accumulated
                                      loss        deficit



Balance Forward                        $ -   $ (5,819,765)

Common stock issued for
services at $3 to $25
per share                                -              -

Common stock issued for
exercise of options valued
at $25 to $175 per share                 -              -

Common stock issued for
exercise of warrants valued
at $3 per share                          -              -

Common stock issued for
prepaid services at $3 to
$7 per share                             -              -

Common stock issued for
extinguishment of debt at
$3 to $5 per share                       -              -

Common stock issued for
charitable contributions
at $7 to $14 per share                   -              -

Options granted below market
value                                    -              -

Net loss for the year ended
December 31, 2001                        -     (5,416,979)

Balance, December 31, 2001     $         -   $(11,236,744)


The accompanying notes are an integral part of these financial statement.
                                       f-10

                                 ALPHATRADE.COM
                            Statements of Cash Flows


                                                 For the Years Ended
                                                       December 31,
                                              2001                 2000
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                               $    (5,416,979) $   (3,645,904)
Adjustments to reconcile
net loss to net cash (used)
by operating activities:
Common stock issued
for services                                   4,160,707      1,649,685
Common stock issued
for charitable contributions                      10,250
Depreciation expense                              44,537         40,675
Recognized loss on
investment                                             -        125,000
Gain on forgiveness
of debt                                          (72,111)       (46,536)
Options granted below
market value                                      14,210              -
Changes in operating
assets and liabilities:
(Increase) decrease
in accounts receivable                            (6,817)             -
(Increase) decrease
in prepaid expenses                               48,954        177,996
Increase (decrease)
in accounts payable and accrued expenses         764,567        368,326
Increase (decrease)
in deferred revenue                               23,833       (288,775)

Net Cash Used by
Operating Activities                            (428,849)    (1,619,533)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets                               -        (66,633)

Net Cash Used by
Investing Activities                                   -        (66,633)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from
notes payable                                    656,629              -
Payments on
notes payable                                   (305,069)             -
Proceeds from
notes payable -
elated parties                                   109,506        606,934
Payments on
notes payable -
related parties                                  (17,206)      (170,331)
Common stock
issued for cash                                    3,750      1,158,459

Net Cash Provided
by Financing Activities                          447,610      1,595,062

NET CHANGE IN CASH                                18,761        (91,104)

CASH AT BEGINNING OF YEAR                          1,889         92,993

CASH AT END OF YEAR                          $    20,650    $     1,889

SUPPLEMENTAL DISCLOSURE

OF CASH FLOW
INFORMATION:

Interest paid                                $    64,766 $            -
Income taxes paid                     $                - $            -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Common stock issued
for prepaid services                         $    11,848$           -
Common stock issued
for services                                 $ 4,160,707    $ 1,649,685
Common stock issued
for debt                                     $   448,925  $             -

The accompanying notes are an integral part of these financial statement.
                                       f-11


                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2001 and 2000



NOTE 1 -      NATURE OF ORGANIZATION

     This summary of significant accounting policies of AlphaTrade.com is presented to assist in understanding the Companys financial statements. The financial statements and notes are representations of the Companys management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

              a.  Organization and Business Activities

     AlphaTrade.com was incorporated under the laws of the State of Nevada on June 6, 1995 as Sierra Gord Development Corp. It then changed its name to Honor One Corporation on October 29, 1998 and on January 6, 2001 changed its name to Alphatrade.com (the Company). The Company provides both real-time and delayed stock market quotes to subscribers via the internet.

              b.  Depreciation

     The cost of the property and equipment is depreciated over the estimated useful life of 5 years. Depreciation is computed using the straight-line method when the assets are placed in service.

              c.  Accounting Method
The Companys financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

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

              f. Basic Loss Per Share

     The computation of basic and diluted loss per share of common stock is based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents have not been included because they are antidilutive in nature.
                                f-12

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2001 and 2000



NOTE 1 -      NATURE OF ORGANIZATION (Continued)

              g.  Income Taxes

     At December 31, 2001, the Company had net operating loss carryforwards of approximately $ 4,900,000 that may be offset against future taxable income through 2020. No tax benefits has been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

              Deferred tax assets (liabilities) are comprised of the following:

                                          For the Years Ended
                                            December 31,
                                        2001                2000

Income tax benefit at statutory rate   $ 1,844,058    $ 1,428,382
Change in valuation allowance           (1,844,058)    (1,428,382)

                                       $   -           $      -

     The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                        For the Years Ended
                                            December 31,
                                      2001                2000

Income tax benefit at statutory rate   $ 415,676    $ 559,336
Change in valuation allowance           (415,676)    (559,336)

                                      $    -        $       -

     Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

              h.  Revenue Recognition

     The Company recognizes subscription fees revenue when the services have been provided. The Company generally receives its monthly subscriptions in the month prior to the service being provided, accordingly the Company had deferred revenue of $23,833 at December 31, 2001.

                        f-13

NOTE 1 -      NATURE OF ORGANIZATION (Continued)

              i.  Newly Issued Accounting Pronouncements

     SFAS No.s 141 and 142 -- In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No. 142 is applied in its entirety, which will be January 1, 2002 for the Company. SFAS No. 142 is effective, generally, in fiscal years beginning after December 15, 2001, which will be the fiscal year ending December 31, 2002 for the Company.

     SFAS No. 141 provides standards for accounting for business combinations. Among other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquired in a business combination (i.e. those that result from contractual or other legal rights or are separable) be recorded as an asset apart from goodwill. The transition provisions require that an assessment be made of previous business combinations and, if appropriate, reclassifications be made to or from goodwill to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations.

     SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. Upon adoption of SFAS No. 142, the Company will assess whether an impairment loss should be recognized and measured by comparing the fair value of the reporting unit to the carrying value, including goodwill. If the carrying value exceeds fair value, then the Company will compare the implied fair value of the goodwill (as defined in SFAS No. 142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill will be adjusted to the implied fair value.

     While the Company has not completed the process of determining the effect of these new accounting pronouncements on its financial statements, the Company currently expects that there will be no reclassification in connection with the transition provisions of SFAS No. 141 based on clarifications of the transition provisions issued by the FASB in October 2001. Accordingly, the Company expects that, after implementation of SFAS No. 142, all intangible assets will be amortizable and the goodwill will not be amortizable.

                        f-14


NOTE 1 -      NATURE OF ORGANIZATION (Continued)

              i.  Newly Issued Accounting Pronouncements (Continued)

     SFAS No. 143 -- On August 16, 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset.
Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. While the Company has not completed the process of determining the effect of this new accounting pronouncement on its financial statements, the Company currently expects that the effect of SFAS No. 143 on the Companys financial statements, when it becomes effective, will not be significant.

     SFAS No. 144 On October 3, 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. SFAS 144 supercedes SFAS Statement No. 121 (FAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to
Be  Disposed  Of.  SFAS  144  applies  to  all  long-lived   assets  (including
discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30),Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business.

     SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates the requirement of APB 30 that discontinued operations be measured at net realizable value or that entities include under discontinued operations in the financial statements amounts for operating losses that have not yet occurred.

     Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

     While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 144 on the Companys financial statements, when it becomes effective, will not be significant.

                        f-15

NOTE 1 -      NATURE OF ORGANIZATION (Continued)

              j.  Advertising

     The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the years ended December 31, 2001 and 2000 was $49,085 and $114,718, respectively.

              k.  Stock Options

     As  permitted  by  FASB   Statement   123  Accounting   for  Stock  Based
Compensation (SFAS No. 123), the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations and make proforma disclosures of net income and earnings per share as if the fair value method of valuing stock options had been applied. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

NOTE 2 -      FIXED ASSETS

              Fixed assets at December 31, 2001 consisted of the following:

Office equipment                $  21,337
Computer equipment                133,044
Software                           68,175
Less accumulated depreciation    (105,356)

                                $ 117,200

     Depreciation expense for the years ended December 31, 2001 and 2000 was $44,537 and $40,675, respectively.

NOTE 3 -      CONVERTIBLE PREFERRED STOCK

     The Company has 2,000,000 outstanding shares of convertible Class A preferred stock with the following features:

C        Each preferred  share is convertible  into five  underlying common shares at a conversion  price of $0.05
                  per common share.
C        Each holder of Class A  preferred  shares  shall be entitled to five(5)  votes (which can be voted prior
                  to  conversion)  for  every  preferred  share
held to vote on any  matters  brought  before  the
                  shareholders of the Company.
C        The preferred shares are assignable.
C        The preferred shares vest immediately to the holder upon issuance and cannot be canceled.

                        f-16
NOTE 4 -      OPTIONS

     At December 31, 2001, the Company had authorized the following options pursuant to the 2001 stock option plan:

                   Exercise          Number           Number            Number
                    Price          Authorized        Exercised     Outstanding

                Market value on
               date of grant         3,535,000      2,147,800       1,387,200
                                     3,535,000                     1,387,200

     Had compensation cost for the Companys stock-based compensation plan been determined based on the fair value at the grant dates for awards under such plan consistent with the method of FASB Statement 123, Accounting for Stock-Based Compensation, the Companys net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:
                                                     December 31,
                                                    2001                2000

              Net (loss) as reported       $   (5,416,979) $       (3,645,904)
              Proforma                         (5,875,595)         (4,328,177)
              Basic and diluted (loss)
           per share as reported                   (11.28)             (14.18)
              Pro forma                                 -              (17.00)

     The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based on the following assumptions:
                                                       2001

              Average risk free interest rate          4.25%
              Average expected life                     1.0
              Average expected volatility               166%
              Dividend yield                             -

                        f-17
NOTE 5 -      WARRANTS

              The Company had the following warrants outstanding at December 31, 2001:

                                         Number of
                              Number of  Shares
Grant         Exercise          Shares  Exercised/     Total     piration
Date            Price          Granted  Cancelled    Remaining      Date

1/7/1999     $    12.50         20,000    6,000          14,000    1/7/2005
6/7/1999     $    12.50         10,000   10,000         -          6/7/2005
10/19/1999   $    12.50         12,000      200         11,800    10/19/2005
11/16/1999   $   312.50            100        -            100    11/10/2002
11/11/99     $    12.50          3,000        -           3,000   11/11/2005
2/7/2000     $    12.50          2,478    2,478               -    2/7/2005
4/7/2000     $    12.50         13,115   13,100             15     4/7/2005
5/1/2000     $    12.50          3,000        -            3,000   5/1/2005
7/27/2000    $    12.50         28,000        -           28,000   7/27/2005
1/3/2001     $     6.00          5,000        -            5,000   7/27/2005
4/11/2001    $     5.50         21,500        -           21,500   4/11/2006
7/15/2001    $     7.50            500        -              500   7/15/2002

     Subsequent to year-end, the warrants granted in January and April of 2001 were cancelled and replaced with 50,000 warrants exercisable at $2.15 per share.

NOTE 6 -      RELATED PARTY PAYABLE

     During the year ended December 31, 2001, related parties loaned the Company $392,350 and have accrued salaries of $240,000, all bearing interest at 10%, due on demand and unsecured. The balances have accrued interest of $-0- at December 31, 2001.

NOTE 7 -      COMMITMENTS AND CONTINGENCIES

              Office Lease

     The Company leases office space as a part of a sublease on a month-to-month basis. The lease expires in March 2004. The monthly lease payment is $6,000. Rent expense for the years ended December 31, 2001 and 2000 was $89,766 and $91,187, respectively, which includes Common Area Maintenance charges.

              Management Agreement

     The Company has consulting agreements with its president and chief executive officer to provide services at a rate of $10,000 each per month.

                                f-18

NOTE 7 -      COMMITMENTS AND CONTINGENCIES (Continued)

              Third Party Providers

     The Company has a contract with Reuters which calls for monthly payments of $16,000 and an agreement with Comtex News Network, Inc. which calls for monthly payments of $3,850. Both contracts renew annually unless otherwise terminated. The Company has resigned with Reuters for a two year contract which expires March 2004.

NOTE 8 -      GOING CONCERN

     The Companys financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had limited revenues, has generated significant losses from operations and had a deficit in its working capital.

     In order to develop a reliable source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Managements plans include concentrating its efforts on marketing the Companys services and products and raising additional capital through the sale of exclusive marketing territories, or through the sale of its common stock. The proceeds will be used to pay for general operating expenses, pursue acquisitions and form strategic alliances that could expedite the Companys growth. The Company expects that it will need $1,000,000 to $5,000,000 of additional funds for operations and expansion in 2002. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

     The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 9 -      NOTE PAYABLE

              Note payable to the Company, due on demand,
                bearing interest at 10% per annum, unsecured $351,559

                        f-19

NOTE 10 -     ACCRUED LIABILITIES

      Accrued liabilities consisted of the following at December 31, 2001:

Fredi Zapp Consulting                     $    260
Irwin Renneisen Consulting                   4,000
Frank Gagel Consulting                       1,300
Coffin Communications Group Consulting       7,500
Euromerica Group Consulting                  4,000
Other accruals                               8,087
CNC Global Consulting                       25,116
Settlement accrual                          99,814

                                          $150,077

NOTE 11 -     SUBSEQUENT EVENTS

              Common Stock
     Subsequent to December 31, 2001, the Company authorized a 1:50 reverse stock split. The financial statements have been retroactively restated.

     Subsequent to December 31, 2001, the Company issued options to purchase 367,130 shares of common stock for services at an average price of $2.12 per share.

     Subsequent to December 31, 2001, the Company issued 10,000 shares of common stock for charitable contributions at $2.30 per share.

     Subsequent to December 31, 2001, the Company issued 1,275,000 shares to related parties for the conversion of debt of $701,178.


                        f-20