Form 10QSB
period 2002-03-30
ALPHATRADE COM
filed 2002-05-17
CIK 1076462

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                  FORM 10-Q SB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter report ended March 31, 2002
                                       or

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from to ___________

                        Commission File number 000-25631

                            Alphatrade.Com, Inc.
   (Exact name of small business issuer as registrant as specified in charter)

         Nevada                                             98-0211652
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

              Ste 400-1111 W. Georgia Street, Vancouver, BC V6E4M3
                     (Address of principal executive office)

          Registrants telephone no., including area code (604)681-7503


     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

                  Class                      Outstanding as of  March 31, 2002
         Common Stock, $0.001                        2,425,448


                                                         i







                                                 TABLE OF CONTENTS
                                           PART 1. FINANCIAL INFORMATION

Heading                                                                Page

Item 1.                    Consolidated Financial Statements            1

                           Consolidated Balance Sheets  March 31,2002
                              And December 31, 2001                     2-3

                           Consolidated Statements of Operations  three months
                              Ended March 31, 2002 and 2001            4

                           Consolidated Statements of Stockholders
                               Equity                                  5

                   Consolidated Statements of Cash Flows  three months
                                Ended March 31, 2002 and 2001         6-7

                           Notes to Consolidated Financial Statements 8-9

Item 2.                    Managements Discussion and Analysis and
                                Result of Operations                  10



                                            PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                             10

Item 2.                    Changes in Securities                         10

Item 3.                    Defaults Upon Senior Securities              10-11

Item 4.                    Submission of Matter to be a Vote of          11
                               Securities Holders

Item 5.                    Other Information on Form 8-K                 11

Item 6.                    Exhibits and Reports on 8K                    11

                           Signatures                                     12








                                                        ii

                          PART 1 FINANCIAL INFORMATION

                           Item 1. Financial Statement


     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Companys most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.






                                 ALPHATRADE.COM

                              FINANCIAL STATEMENTS

                      March 31, 2002 and December 31, 2001

                                 ALPHATRADE.COM
                                 Balance Sheets




                                     ASSETS

                                 March 31,          December 31,
                                  2002                 2001
                               (Unaudited)
CURRENT ASSETS

Cash                              $      789    $  20,650
Accounts receivable trade, net         3,612        6,817
Prepaid expenses                       2,842       11,880

Total Current Assets                   7,243       39,347

FIXED ASSETS

Computer equipment                   138,044      133,044
Office equipment                      21,337       21,337
Software                              68,175       68,175
Accumulated depreciation            (116,734)    (105,356)

Total Fixed Assets                   110,822      117,200

TOTAL ASSETS                       $ 118,065    $ 156,547



The accompanying notes are an integral part of these financial statements.


                                 ALPHATRADE.COM
                           Balance Sheets (Continued)


                  LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

                                    March 31,          December 31,
                                     2002                 2001
                                  (Unaudited)
CURRENT LIABILITIES

Accounts payable                     $    508,716         551,219
Accrued liabilities                        49,373         150,077
Related party payable                      51,519         632,350
Note payable                               35,221         351,559
Deferred revenue                              516          23,833

Total Current Liabilities                 645,345       1,709,038

Total Liabilities                         645,345       1,709,038

STOCKHOLDERS EQUITY (DEFICIT)

Convertible preferred stock:
par value $0.001 per share;
10,000,000 shares authorized,
2,000,000 shares issued
and outstanding                             2,000           2,000
Common stock: $0.001 par value
100,000,000 shares
authorized; 2,425,448 and
846,517 shares issued and
outstanding, respectively                   2,426             847
Additional paid-in capital             11,052,943       9,693,254
Services prepaid with common stock         (4,277)        (11,848)
Accumulated deficit                   (11,580,372)    (11,236,744)

Total Stockholders
Equity (Deficit)                         (527,280)     (1,552,491)

TOTAL LIABILITIES AND
STOCKHOLDERS
EQUITY (DEFICIT)                     $    118,065    $    156,547

The accompanying notes are an integral part of these financial statements.




                                 ALPHATRADE.COM
                            Statements of Operations
                                   (Unaudited)


                              For the Three Months Ended
                                        March 31,
                                2002                 2001

REVENUE

Subscription revenue      $    97,534    $    35,844

Total Revenue                  97,534         35,844

EXPENSES

Depreciation expense           11,378         11,925
Rent expense                   22,085         22,955
General and
administrative expenses       397,750      1,043,917

Total Expenses                431,213      1,078,797

LOSS FROM OPERATIONS         (333,679)    (1,042,953)

OTHER INCOME (EXPENSES)

Interest expense              (15,624)       (13,860)
Other income                    5,675          3,547

Total Other (Expenses)         (9,949)       (10,313)

NET LOSS              $    (343,628)   $  (1,053,266)

NET LOSS PER SHARE    $       (0.34)     $    (2.99)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING       1,021,146        352,091


The accompanying notes are an integral part of these financial statements.



                                 ALPHATRADE.COM
                   Statements of Stockholders Equity (Deficit)





                                    Preferred Stock        Common Stock
                              Shares            Amount      Shares


Balance, December 31, 2001      $2,000,000   $    2,000   $  846,517

Warrants granted at
market value (unaudited)                 -            -            -

Common stock issued for
charity at $2.30 per share
(unaudited)                              -            -       10,000

Common stock issued for debt
at $0.55 to $2.55 per share
(unaudited)                              -            -    1,482,600

Common stock issued for
services at $1.24 to $2.70
per share (unaudited)                    -            -       86,330

Net loss for the three months
ended March 31, 2002
(unaudited)                              -            -            -

Balance, March 31, 2002
(unaudited)                      2,000,000   $    2,000    2,425,447

                                                  Additional
                                 Common Stock       Paid-In        Accumulated
                                    Amount          Capital          Deficit


Balance, December 31, 2001      $        847   $  9,693,254   $(11,236,744)

Warrants granted at
market value (unaudited)                   -         42,314              -

Common stock issued for
charity at $2.30 per share
(unaudited)                               10         22,990              -

Common stock issued for debt
at $0.55 to $2.55 per share
(unaudited)                            1,483      1,119,102              -

Common stock issued for
services at $1.24 to $2.70
per share (unaudited)                     86        175,283              -

Net loss for the three months
ended March 31, 2002
(unaudited)                                -              -       (343,628)

Balance, March 31, 2002
(unaudited)                     $      2,426   $ 11,052,943   $(11,580,372)





The accompanying notes are an integral part of these financial statements.


                                 ALPHATRADE.COM
                            Statements of Cash Flows
                                   (Unaudited)


                                          For the Three Months Ended
                                                March 31,
                                       2002                 2001

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                          $    (343,628) $   (1,053,266)
Adjustments to reconcile net
loss to net cash (used)
by operating activities:
Common stock issued
for services                              175,369       367,300
Common stock issued
for charitable contributions               23,000             -
Common stock issued
for prepaid services                        7,571             -
Compensation on warrants
issued at market value                     42,314             -
Depreciation expense                       11,378        11,925
Changes in operating assets
and liabilities:
(Increase) decrease
in accounts receivable                      3,205        (2,768)
(Increase) decrease
in prepaid expenses, net                    9,038        47,389
Increase (decrease)
in accounts payable and accrued
expenses                                  977,379        35,887
Increase (decrease)
in accounts payable - related party             -             -
Increase (decrease)
in deferred revenue                       (23,317)            -

Net Cash Used by
Operating Activities                      882,309      (593,533)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets                   (5,000)      (15,939)

Net Cash Used by
Investing Activities                       (5,000)      (15,939)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in bank overdraft                      -         3,183
Receipt of stock subscription                   -             -
Proceeds from notes payable               112,141             -
Payment on notes payable                 (428,480)            -
Proceeds from notes payable
related parties                           126,694       237,900
Payments on notes payable
related parties                          (707,525)            -
Common stock issued
for cash                                        -       366,500

Net Cash Provided by
Financing Activities                     (897,170)      607,583

NET CHANGE IN CASH                        (19,861)       (1,889)

CASH AT BEGINNING
OF PERIOD                                  20,650         1,889

CASH AT END OF
PERIOD                                    $   789     $       -


The accompanying notes are an integral part of these financial statements.




                                 ALPHATRADE.COM
                      Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                     For the Three Months Ended
                                                          March 31,
                                                    2002                 2001

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid                                       $    2       $       -
Income taxes paid                                   $    -       $      -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Common stock issued for
charitable contributions                            $   23,000   $       -
Common stock issued for
prepaid services                                    $    7,571   $      -
Common stock issued for
services                                            $  175,369   $  367,300
Preferred stock issued
for services                                        $    -       $        -
Warrants issued at fair
market value                                        $   42,314   $        -
Common stock issued for
debt                                                $1,120,585   $        -




The accompanying notes are an integral part of these financial statements.


                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                      March 31, 2002 and December 31, 2001



NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Companys most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 -      GOING CONCERN

     The Companys financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had limited activities since inception and is considered a development stage company because it has no significant operating revenues and, planned principal operations have not yet commenced. The Company has incurred losses from its inception through March 31, 2002 of approximately $11,600,000. The Company does not have an established source of funds sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

     In order to develop a reliable source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Managements plans include concentrating its efforts on marketing the Companys services and products and raising additional capital through the sale of exclusive marketing territories, or through the sale of its common stock. The proceeds will be used to pay for general operating expenses, pursue acquisitions and form strategic alliances that could expedite the Companys growth. The Company expects that it will need $1,000,000 of additional funds for operations and marketing during the balance of 2002. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.



NOTE 2 -      GOING CONCERN (Continued)

     The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and to eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 -       SUBSEQUENT EVENTS

     Subsequent to March 31, 2002, the Company issued to employees and consultants options to purchase 143,000 shares of common stock at an average price of $1.29 per share.

     Subsequent to March 31, 2002, the Company issued 12,500 shares of common stock at $1.50 per share.

     Subsequent to March 31, 2002, the Company canceled 20,000 shares of common stock, which were originally issued on December 20, 2001 at $3.50 per share.




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

Results of Operation

Revenues: Revenue in the first quarter of this year was $ 97,534 and $35,844 in the same period of the prior year which is an increase of 272%. We expect that our revenue will continue to increase based on a number of factors such as: there has been an increase in the number of our corporate affiliates who are actively referring new subscribers, our product has been enhanced with new features and that is attracting new subscribers, our price point is very favorable which enables us to capture new subscribers easily, new subscribers sign up online and have immediate access to the E-Gate service, we have added new products such as trade execution which will provide an additional revenue stream for the Company beginning in the third quarter and there is a general increase in market awareness for the E-Gate product which adds to our subscriber base when they sign up for our services.

     Liquidity: As at March 31, 2002 Company had cash on hand of $789, accounts receivable of $3,612 and prepaid expenses of $2,842.

During the quarter the Company realized revenues of $97,534 with a loss from operations to March 31, 2002 of $343,628. The Company issued 86,330 shares of common stock for services. The Company issued 235,000 common shares on exercise of stock options.


                            PART II OTHER INFORMATION

Item 1.       Legal Proceedings

     With respect to the lawsuit filed on June 8th, 1999 between Webdata, Joel Stone and Mike Razar as Plaintiffs and AlphaTrade as a Defendant, during this quarter discoveries were held and revealed that AlphaTrade is the proper owner and operator of its computer technology, intellectual property and business plan. Accordingly, the parties agreed to terms for a settlement that did not adversely affect AlphaTrade.com.

Item 2.        Changes in Securities

The following unregistered securities have been issued since January 1st, 2002:
                                    Valued
Date      No. of Shares   Title         At         Reason

Jan. 23/02    10,000     Common      $2.30   Charitable Donation
Feb. 19/02     3,400     Common      $2.70   Services
Feb. 25/02    25,000     Common      $2.30   Retire Liability
Feb. 25/02    25,000     Warrants    $1.00   Retire Liability - Expire Mar. 4/03
March 4/02 1,275,000    Common       $0.55   Retire Liability


The above noted shares were issued without registration under the Securities Act in reliance on the exemption provided by Rule 506 and/or Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering to Consultants or to companies owned or controlled by Consultants or Officers of the Company. The shares issued to retire the liability were issued to insiders of the Company.


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

                                                     ALPHATRADE.COM


Date:    05/16/2002                                  _______________________
                                                     By / s / Penny Perfect
                                                     President / Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                                     ALPHATRADE.COM


Date:    05/16/2002                                  ___________________________
                                                     By / s / Penny Perfect
                                                     President / Director


Date:    05/16/2002                                  __________________________
                                                     By / s / Gordon Muir
                                                     CEO/Director



Date:    05/16/2002                                  __________________________
                                                     By / s / Victor Cardenas
                                                     COO/Secretary/Director


Date:    05/16/2002                                  __________________________
                                                     By / s / Lisa McVeigh
                                                     Director


Date:    05/16/2002                                  __________________________
                                                     By / s / Raymond Hatch
                                                     Director