Form 10-Q
period 2002-06-30
ALPHATRADE COM
filed 2002-08-20
CIK 1076462

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  JUNE 30, 2002

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ____________


                                          Commission File Number: 0-25631


                                 ALPHATRADE.COM
             (Exact name of registrant as specified in its charter)

                   NEVADA                               98-0211652
       ---------------------------------              -------------------
        (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)               Identification No.)

               Suite 400, 1111 West Georgia Street, Vancouver, B.C. V6E 4M3
      -------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (604) 681-7503
      -------------------------------------------------------------------
              (Registrant's telephone number, including area code)

      -------------------------------------------------------------------
      (Former name, address or fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No
    -------      -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of June 30, 2002 the registrant had 4,390,797 shares of Common Stock issued and outstanding.





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

     The unaudited balance sheet of the Company as of June 30, 2002, and the related balance sheet of the Company derived from the Companys audited financial statements as of September 30, 2001, the unaudited statement of operations and cash flows for the six months ended March 31, 2002 and the statements of stockholders equity for the period from September 1, 1998 through through March 31, 2002 are attached hereto and incorporated herein by this reference.

     Operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results that can be expected for the year ending September 30, 2002.







                                 ALPHATRADE.COM

                              FINANCIAL STATEMENTS

                       June 30, 2002 and December 31, 2001



                                 ALPHATRADE.COM
                                 Balance Sheets
   The accompanying notes are an integral part of these financial statements.



                                             ASSETS
                                 June 30,           December 31,
                                     2002            2001
                                 (Unaudited)
CURRENT ASSETS

Cash$                                    -    $  20,650
Accounts receivable trade, net      12,271        6,817
Prepaid expenses                       851       11,880

Total Current Assets                13,122       39,347

FIXED ASSETS

Computer equipment                 138,044      133,044
Office equipment                    21,337       21,337
Software                            68,175       68,175
Accumulated depreciation          (128,112)    (105,356)

Total Fixed Assets                  99,444      117,200

TOTAL ASSETS                     $ 112,566    $ 156,547


                                 ALPHATRADE.COM
                           Balance Sheets (Continued)


                  LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

                                                        June 30    December 31,
                                                          2002         2001
                                                      (Unaudited)
CURRENT LIABILITIES

Accounts payable                                    $    552,043    $    551,219
Bank overdraft                                             1,188               -
Accrued liabilities                                       20,107         150,077
Related party payable                                    111,431         632,350
Note payable                                                   -         351,559
Deferred revenue                                          31,443          23,833
Total Current Liabilities                                716,212       1,709,038

Total Liabilities                                        716,212       1,709,038

STOCKHOLDERS EQUITY (DEFICIT)

Convertible preferred stock: par value $0.001 per share;
10,000,000 shares authorized, 2,000,000 shares issued
and outstanding                                            2,000           2,000
Common stock: $0.001 par value 100,000,000 shares
authorized; 4,390,797 and 846,517 shares issued and
outstanding, respectively                                  4,391             847
Additional paid-in capital                            11,873,192       9,693,254
Stock subscription receivable                           (25,000)              -
Services prepaid with common stock                         (584)        (11,848)
Accumulated deficit                                  (12,457,645)   (11,236,744)

Total Stockholders Equity (Deficit)                    (603,646)     (1,552,491)

TOTAL LIABILITIES AND STOCKHOLDERS
EQUITY (DEFICIT)                                    $    112,566    $    156,547

                                 ALPHATRADE.COM
                            Statements of Operations
                                   (Unaudited)





                                          For the Three Months Ended
                                                   June 30,
                                             2002             2001

REVENUE

   Subscription revenue               $        105,777  $          41,181

     Total Revenue                             105,777             41,181

EXPENSES

   Depreciation expense                         11,378             12,027
   Rent expense                                 24,041             22,710
   General and administrative
    expenses                                   966,211            998,547

     Total Expenses                          1,001,630          1,033,284

LOSS FROM OPERATIONS                          (895,853)          (992,103)

OTHER INCOME (EXPENSES)

   Gain on settlement of debt                   19,941                  -
   Interest expense                            (17,627)           (37,886)
   Other income                                 16,266                500

     Total Other (Expenses)                     18,580            (37,386)

NET LOSS                              $       (877,273) $      (1,029,489) $

NET LOSS PER SHARE                    $          (0.25) $           (1.56) $

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                       3,460,746            659,929












                               For the Six Months Ended
                                        June 30,
                               2002                 2001

REVENUE

Subscription revenue         $   203,311    $    77,025

Total Revenue                    203,311         77,025

EXPENSES

Depreciation expense              22,756         23,952
Rent expense                      46,126         45,665
General and administrative
expenses                       1,363,961      2,028,604

Total Expenses                 1,432,843      2,098,221

LOSS FROM OPERATIONS          (1,229,532)    (2,021,196)

OTHER INCOME (EXPENSES)

Gain on settlement of debt        19,941              -
Interest expense                 (33,251)       (51,746)
Other income                      21,941            500

Total Other (Expenses)             8,631        (51,246)

NET LOSS                $    (1,220,901) $    (2,072,442)

NET LOSS PER SHARE   $       (0.51) $              (2.61)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING          2,403,960        792,550






                                 ALPHATRADE.COM
                   Statement of Stockholders Equity (Deficit)


                                             Preferred Stock       Common Stock

                                        Shares            Amount     Shares
Balance, December 31, 2001           2,000,000   $    2,000

Warrants granted at

market value (unaudited)                     -            -            -
Common stock issued for
charity at $2.30 per share
(unaudited)                                  -            -       10,000

Common stock issued for debt
at $0.55 to $2.55 per share
(unaudited)                                  -            -    1,713,100

Common stock issued for
services at $1.24 to $2.70
per share (unaudited)                        -            -    1,561,180

Common stock issued for cash
at $0.50 per share (unaudited)               -            -       10,000

Common stock issued for a
subscription receivable at
$0.10 per share (unaudited)                  -            -      250,000

Authorization of services prepaid
with common stock (unaudited)                -            -            -

Net loss for the six months
ended June 30, 2002
(unaudited)                                  -            -            -

Balance, June 30, 2002
(unaudited)                          2,000,000   $    2,000    4,390,797

                                                                   Stock
                                    Common Stock   Additional      Subscription
                                                   Paid in
                                    Amount          Capital        Receivable

Balance, December 31, 2001          $       847   $ 9,693,2$              -

Warrants granted at
market value (unaudited)                      -        42,314             -

Common stock issued for
charity at $2.30 per share
(unaudited)                                  10        22,990             -

Common stock issued for debt
at $0.55 to $2.55 per share
(unaudited)                               1,713     1,200,822             -

Common stock issued for
services at $1.24 to $2.70
per share (unaudited)                     1,561       884,072             -

Common stock issued for cash
at $0.50 per share (unaudited)               10         4,990             -

Common stock issued for a
subscription receivable at
$0.10 per share (unaudited)                 250        24,750       (25,000)

Authorization of services prepaid
with common stock (unaudited)                 -             -             -

Net loss for the six months
ended June 30, 2002
(unaudited)                                   -             -             -
Balance, June 30, 2002
(unaudited)                         $     4,391   $11,873,192   $   (25,000)


                                              Prepaid
                                            with Common
                                          Stock            Deficit

Balance, December 31, 2001          $    (11,848)   $(11,236,744)

Warrants granted at
market value (unaudited)                       -               -

Common stock issued for
charity at $2.30 per share
(unaudited)                                    -               -

Common stock issued for debt
at $0.55 to $2.55 per share
(unaudited)                                    -               -

Common stock issued for
services at $1.24 to $2.70
per share (unaudited)                          -               -

Common stock issued for cash
at $0.50 per share (unaudited)                 -               -

Common stock issued for a
subscription receivable at
$0.10 per share (unaudited)                    -               -

Authorization of services prepaid
with common stock (unaudited)             11,264               -

Net loss for the six months
ended June 30, 2002
(unaudited)                                    -      (1,220,901)

Balance, June 30, 2002
(unaudited)                         $       (584)   $(12,457,645)












                                 ALPHATRADE.COM
                            Statements of Cash Flows
                                   (Unaudited)


                                               For the Six Months Ended
                                                        June 30,
                                              2002                 2001

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                $    (1,220,901) $   (2,072,442)
Adjustments to reconcile net loss to net
cash provided (used)
by operating activities:
Common stock issued for
services                                       885,633      1,397,200
Common stock issued for
charitable contributions                        23,000              -
Common stock issued for
prepaid services                                11,264              -
Compensation on warrants
issued at market value                          42,314              -
Depreciation expense                            22,756         23,952
Changes in operating assets
and liabilities:
(Increase) decrease in
accounts receivable                             (5,454)        (2,550)
(Increase) decrease in
prepaid expenses, net                           11,029         57,318
Increase (decrease) in
accounts payable and accrued
expenses                                           927       (246,900)
Increase (decrease) in
deferred revenue                                 7,610              -

Net Cash (Used) by
Operating Activities                          (221,822)      (843,422)

CASH FLOWS FROM INVESTING
ACTIVITIES

Purchase of fixed assets                        (5,000)       (17,984)

Net Cash Used by
Investing Activities                            (5,000)       (17,984)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in bank overdraft                       1,188         21,342
Proceeds from notes payable
related parties                                199,984        580,800
Common stock issued for cash                     5,000        257,375

Net Cash Provided by
Financing Activities                           206,172        859,517

NET CHANGE IN CASH                             (20,650)        (1,889)

CASH AT BEGINNING OF PERIOD                     20,650          1,889

CASH AT END OF PERIOD               $             $                 -


                                 ALPHATRADE.COM
                      Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                    For the Six Months Ended
                                                          June 30,
                                                 2002                 2001

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid                                       $        2   $   21,205
Income taxes paid                                   $       -    $     -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Common stock issued
for charitable contributions                        $   23,000   $        -
Common stock issued
for prepaid services                                $   11,264     $        -
Common stock issued
for services                                        $  885,633   $1,397,200
Warrants issued at
fair market value                                   $   42,314    $       -
Common stock issued
for debt                                            $1,202,535    $       -

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                       June 30, 2002 and December 31, 2001



NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Companys most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 -      GOING CONCERN

The Companys financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had limited activities since inception and is considered a development stage company because it has no significant operating revenues and, planned principal operations have not yet commenced. The Company has incurred losses from its inception through June 30, 2002 of approximately $12,460,000. The Company does not have an established source of funds sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern. In order to develop a reliable source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Managements plans include concentrating its efforts on marketing the Companys services and products and raising additional capital through the sale of exclusive marketing territories, or through the sale of its common stock. The proceeds will be used to pay for general operating expenses, pursue acquisitions and form strategic alliances that could expedite the Companys growth. The Company expects that it will need $1,000,000 of additional funds for operations and marketing during the balance of 2002. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.


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



                       THE CORPORATION'S BUSINESS

The Company currently is in the marketing phase of its business development and growth. AlphaTrade is marketing its high-performance stock market data system called E-Gate, which is a cost-effective consumer product, designed for use by professionals and traders.

AlphaTrades operating revenues are mainly from its monthly subscriptions of E-Gate and a small portion of the revenue is derived from advertising on our login page and from web design.

AlphaTrades first national marketing campaign is planned for the fall of 2002. Management believes that further growth will be stimulated by a comprehensive marketing campaign and will also aid the company in generating the needed exposure to the financial community.

In general revenues in this quarter were increased 39% over the same period in 2001. It is anticipated that growth will continue throughout 2002 due to the cost savings the E-Gate product provides for the financial community. Similar market data products could be as much as nine (9) times as much as E-Gate on a monthly basis.

AlphaTrade trades under the symbol, APTD on the OTC:BB market and in Frankfurt under the symbol TDR WKN 529988. Further Information may be found at the Company's website www.alphatrade.com





     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


THE CORPORATION'S BUSINESS

     The Company currently is in the marketing phase of its business development and growth. AlphaTrade is marketing its high-performance stock market data system called E-Gate, which is a cost-effective consumer product, designed for use by professionals and traders.

     AlphaTrades operating revenues are mainly from its monthly subscriptions of E-Gate and a small portion of the revenue is derived from advertising on our login page and from web design.

     AlphaTrades first national marketing campaign is planned for the fall of 2002. Management believes that further growth will be stimulated by a comprehensive marketing campaign and will also aid the company in generating the needed exposure to the financial community.

     In general revenues in this quarter were increased 253% over the same period in 2001. It is anticipated that growth will continue throughout 2002 due to the cost savings the E-Gate product provides for the financial community. Similar market data products could be as much as nine (9) times as much as E-Gate on a monthly basis.

     AlphaTrade trades under the symbol, APTD on the OTC:BB market and in Frankfurt under the symbol TDR WKN 529988. Further Information may be found at the Company's website www.alphatrade.com MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis relate to factors, which have affected the financial condition and results of our operations for the quarter ended June 30, 2002, and June 30, 2001.

     The results of operations for the second quarter of 2002 are reflecting an increased awareness of the E-Gate product resulting from the test-marketing efforts deployed by the Company. During the quarter we added a total of 17 new affiliate sites including financial companies and websites. In comparison to the same quarter in 2001, there were no marketing efforts underway as the company was still actively involved in the continued development of the E-Gate product. For this reason, any comparison of the historic data with current data is not very meaningful.

Discussion of Financial Information

     The discussion respecting our financial position utilizes the unaudited, reviewed financial statements attached to this Report for the quarters ended June 30, 2002 and June 30, 2001.

     Operating revenues for the quarter ended June 30, 2002 were $105,777 with the loss from operations being $895,853 and the Company showing a net loss of ($877,273). The primary reason for the net loss of $877,273 was that the current quarter was AlphaTrades first operating quarter with a focus on marketing the E-Gate product and a number of the shares issued for services were non-recurrent charges. Examples of these costs were the set up of marketing activities and promotion of the E-Gate product.

     Operating revenues for the quarter ended June 30, 2001 reflect low revenue since AlphaTrade was still in ongoing development of the E-Gate product and had not wanted to engage in any marketing activity until the product was proven to be commercially viable. On that basis, the Company had revenues of only $41,181 which was comprised mainly of realizing deferred revenue for delayed market information.

General and administrative expenses were $966,211 for the quarter ended June 30, 2002, as compared to $998,547 for the same period in 2001. Management feels that as the year progresses, the results from the general and administrative expenses will bring greater revenue to the company.

     Net losses for the second quarter of 2002 were ($877,273), as compared to ($1,029,489) for the same period in 2001. The net loss for the first quarter of 2002 translates into a loss of ($0.25) per share as compared to a net loss of (1.56)per share for the same period in 2001. Liquidity

     We believe that we will receive the cash funds and necessary liquidity to meet the needs of the company over the next year. However, should we fail to obtain the necessary funds, the Company may have to curtail some or all of its operations.


                            PART II OTHER INFORMATION

Item 1.       Legal Proceedings

         None


Item 2.        Changes in Securities

The following unregistered securities have been issued since April 1st, 2002:

                                        Valued
Date         No. of Shares   Title        At      Reason

Apr. 5/02           93,000   Common   $   1.50  Exercise of Option
Apr. 5/02           10,500   Common   $   1.50  Services
Apr. 11/02         118,700   Common   $   1.25  Exercise of Option
Apr. 11/02           7,500   Common   $   1.25  Services
Apr. 11/02          50,000   Common   $   1.15  Exercise of Option
May 8/02            62,300   Common   $   0.46  Exercise of Option
May 8/02           407,500   Common   $   0.25  Private Placement
May 8/02           100,000   Common   $   0.46  Services
May 8/02            11,250   Common   $   0.46  Settle debt
May 8/02           220,000   Common   $   0.46  Exercise of Option
May 24/02           10,000   Common   $   0.50  Private Placement
June 4/02           25,000   Common   $   0.42  Service
June 12/02         150,000   Common   $   0.35  Exercise of Option
June 20/02         400,000   Common   $   0.18  Services - officers
June 20/02         250,000   Common   $   0.10  Private Placement
June 20/02          50,000   Common   $   0.10  Services


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

                                                     ALPHATRADE.COM


Date:    08/14/2002
                                                     By / s / Penny Perfect
                                                     President / Director







     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                                     ALPHATRADE.COM


Date:    08/14/2002                                  By  / s / Penny Perfect
                                                     President / Director


Date:    08/14/2002                                  By / s / Gordon Muir
                                                     CEO/Director


Date:    08/14/2002                                  By / s / Victor Cardenas
                                                     COO/Secretary/Director


Date:    08/14/2002                                  By / s / Lisa McVeigh
                                                     Director


Date:    08/14/2002                                  By / s / Raymond Hatch
                                                     Director





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of AlphaTrade.com (the Company) on Form 10-Q(SB) for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, GORDON MUIR, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:


(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




         /s/ GORDON MUIR
         Chief Executive Officer

         Date:  August 14, 2002