Form 10QSB
period 2002-09-30
ALPHATRADE COM
filed 2002-11-08
CIK 1076462

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2002

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

As of September 30, 2002 the registrant had 5,875,297 shares of Common Stock issued and outstanding.

                         PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS.












                                 ALPHATRADE.COM

                              FINANCIAL STATEMENTS

                    September 30, 2002 and December 31, 2001

                                 ALPHATRADE.COM
                                 Balance Sheets

                                     ASSETS
                                     ------

                                            September 30,      December 31,
                                                2002               2001
                                         ------------------  -----------------
                                             (Unaudited)
CURRENT ASSETS

   Cash                                     $     17,028         $     20,650
   Accounts receivable-trade, net                  8,253                6,817
   Accounts receivable-related party               3,416                    -
   Prepaid expenses                               28,640               11,880
                                            ------------         ------------

     Total Current Assets                         57,337               39,347
                                            ------------         ------------

FIXED ASSETS

   Computer equipment                            138,044              133,044
   Office equipment                               21,337               21,337
   Software                                       68,175               68,175
   Accumulated depreciation                     (139,490)            (105,356)
                                            ------------         ------------

     Total Fixed Assets                           88,066              117,200
                                            ------------         ------------
     TOTAL ASSETS                           $    145,403         $    156,547
                                            ============         ============






















   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                           Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                             September 30,     December 31,
                                                 2002              2001
                                           ----------------  -----------------
                                              (Unaudited)
CURRENT LIABILITIES

   Bank overdraft                          $        40,342   $            -
   Accounts payable                                608,792          551,219
   Accrued liabilities                              21,517          150,077
   Related party payable                           241,970          632,350
   Note payable                                          -          351,559
   Deferred revenue                                 39,858           23,833
                                           ---------------   --------------
     Total Current Liabilities                     952,479        1,709,038
                                           ---------------   --------------
     Total Liabilities                             952,479        1,709,038
                                           ---------------   --------------
STOCKHOLDERS' EQUITY (DEFICIT)

   Convertible preferred stock: par
    value $0.001 per share;
    10,000,000 shares authorized,
    2,000,000 shares issued and
    outstanding                                      2,000            2,000
   Common stock: $0.001 par value
    100,000,000 shares authorized;
    5,875,297 and 846,517 shares
    issued and outstanding,
    respectively                                     5,876              847
   Additional paid-in capital                   12,324,058        9,693,254
   Stock subscription receivable                   (95,000)               -
   Services prepaid with common stock                    -          (11,848)
   Accumulated deficit                         (13,044,010)     (11,236,744)
                                           ---------------   --------------
     Total Stockholders' Equity (Deficit)         (807,076)      (1,552,491)
                                           ---------------   --------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                      $       145,403   $      156,547
                                           ===============   ==============











   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                            Statements of Operations
                                   (Unaudited)


                               For the Three Months    For the Nine Months Ended
                                Ended September 30,           September 30,
                             ------------------------- -------------------------
                                  2002         2001        2002          2001
                             ------------ ------------ ------------ ------------
REVENUE

   Subscription revenue      $   117,365  $    62,736  $   320,676  $   139,761
                             -----------  -----------  -----------  -----------
     Total Revenue               117,365       62,736      320,676      139,761
                             -----------  -----------  -----------  -----------
EXPENSES

   Depreciation expense           11,377       12,027       34,133       35,979
   Rent expense                   15,965       22,710       62,091       68,375
   General and administrative
   expenses                      673,139    1,043,960    2,037,100    3,072,564
                             -----------  -----------  -----------  -----------
     Total Expenses              700,481    1,078,697    2,133,324    3,176,918
                             -----------  -----------  -----------  -----------
LOSS FROM OPERATIONS            (583,116)  (1,015,961)  (1,812,648)  (3,037,157)
                             -----------  -----------  -----------  -----------

OTHER INCOME (EXPENSES)

   Gain on settlement of debt          -            -       19,941            -
   Interest expense              (15,972)     (13,523)     (49,223)     (65,269)
   Other income                   12,723            -       34,664          250
                             -----------  -----------  -----------  -----------
     Total Other (Expenses)       (3,249)     (13,523)       5,382      (65,019)
                             -----------  -----------  -----------  -----------
NET LOSS                     $  (586,365) $(1,029,484) $(1,807,266) $(3,102,176)
                             ===========  ===========  ===========  ===========
NET LOSS PER SHARE           $     (0.11) $     (1.98) $     (0.56) $     (7.10)
                             ===========  ===========  ===========  ===========
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING         5,229,960      519,540    3,207,655      436,363
                             ===========  ===========  ===========  ===========












   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                   Statement of Stockholders' Equity (Deficit)

                                      Convertible                                                    Services
                                    Preferred Stock       Common Stock                  Additional     Stock         Prepaid
                                 -------------------- -------------------  Paid-In   Subscription  with Common    Accumulated
                                   Shares     Amount   Shares     Amount    Capital    Receivable       Stock        Deficit
                                 ---------  --------- --------- --------- ----------- ------------  ------------  -------------
Balance, December 31, 2001       2,000,000  $   2,000   846,517 $     847 $ 9,693,254 $          -  $   (11,848)  $(11,236,744)

Warrants granted at
 market value (unaudited)                -          -         -         -      42,314            -            -              -

Common stock issued for
 charity at $0.67 to $2.30 per
 share (unaudited)                       -          -    55,000        55      53,095            -            -              -

Common stock issued for debt
 at $0.38 to $2.55 per share
 (unaudited)                             -          - 1,713,100     1,713   1,201,072            -            -              -

Common stock issued for
 services at $0.33 to $2.70
 per share (unaudited)                   -          - 2,501,680     2,502   1,212,582            -            -              -

Common stock issued for cash
 at $0.10 to $0.50 per share
 (unaudited)                             -          -   260,000       260      29,740            -            -              -

Common stock issued for a
 subscription receivable at
 $0.19 per share (unaudited)             -          -   500,000       500      94,500      (95,000)           -              -

Cancellation of common stock
 At $2.50 per share (unaudited)          -          -    (1,000)       (1)     (2,499)           -            -              -

Authorization of services prepaid
 with common stock (unaudited)           -          -         -         -           -            -       11,848              -

Net loss for the nine months
 ended September 30, 2002
 (unaudited)                             -          -         -         -           -            -            -     (1,807,266)
                                 ---------  --------- --------- --------- ----------- ------------  -----------   ------------
Balance, September 30, 2002
 (unaudited)                     2,000,000  $   2,000 5,875,297 $   5,876 $12,324,058 $    (95,000) $         -   $(13,044,010)
                                 =========  ========= ========= ========= =========== ============  ===========   ============























   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                            Statements of Cash Flows
                                   (Unaudited)

                                                      For the Nine Months Ended
                                                             September 30,
                                                     ---------------------------
                                                         2002           2001
                                                     ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                            $ (1,807,266) $ (3,102,176)
 Adjustments to reconcile net loss to net cash used
  by operating activities:
   Common stock issued for services                     1,215,084     2,151,800
   Common stock issued for charitable contributions        53,150             -
   Amortization of services prepaid by common stock        11,848             -
   Compensation on warrants issued at market value         42,314             -
   Depreciation expense                                    34,133        35,979
   Gain on settlement of debt                             (19,941)            -
 Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable              (1,434)       (4,403)
   (Increase) in accounts receivable-related party         (3,416)            -
   (Increase) decrease in prepaid expenses, net           (16,760)       59,956
   Increase (decrease) in accounts payable and
    accrued expenses                                       76,776      (252,240)
   Increase (decrease) in deferred revenue                 16,025        16,980
                                                     ------------  ------------

     Net Cash Used by Operating Activities               (399,487)   (1,094,104)
                                                     ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets                                  (5,000)      (17,984)
                                                      -----------  ------------
     Net Cash Used by Investing Activities                 (5,000)      (17,984)
                                                      -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Increase in bank overdraft                                40,342         1,415
 Proceeds from notes payable                                    -       349,498
 Proceeds from notes payable - related parties            383,164       329,563
 Payments on notes payable-related parties                (52,641)            -
 Common stock issued for cash                              30,000       433,375
                                                      -----------  ------------
     Net Cash Provided by Financing Activities            400,865     1,113,851
                                                      -----------  ------------
NET CHANGE IN CASH                                         (3,622)        1,763

CASH AT BEGINNING OF PERIOD                                20,650         1,889
                                                      -----------  ------------
CASH AT END OF PERIOD                                 $    17,028  $      3,653
                                                      ===========  ============


   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                      Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                      For the Nine Months Ended
                                                              September 30,
                                                      --------------------------
                                                       2002             2001
                                                      -----------  -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Interest paid                                      $         -  $     28,075
   Income taxes paid                                  $         -  $          -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

   Common stock issued for charitable
       contributions                                  $    53,150  $          -
   Common stock issued for services                   $ 1,215,084  $  2,151,800
   Warrants issued at fair market value               $    42,314  $          -
   Common stock issued for debt                       $ 1,202,785  $          -
   Common stock issued for stock subscription
       receivable                                     $    95,000  $          -






























   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                    September 30, 2002 and December 31, 2001


NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain
          information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 -  GOING CONCERN

          The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had limited activities since inception and is considered a development stage company because it has no significant operating revenues and, planned principal operations have not yet commenced. The Company has incurred losses from its inception through September 30, 2002 of approximately $12,950,000. The Company does not have an established source of funds sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


THE CORPORATION'S BUSINESS

The Company has completed the development of it's stock quote service and is in the marketing phase of its business development and growth. AlphaTrade is currently marketing its low cost, user-friendly stock market data system called E-Gate to the professional market, to investors and to day traders.

AlphaTrade's operating revenues consist primarily of monthly subscription fees from the sale of its E-Gate service. Alphatrade is just beginning to derive revenue from selling corporate sponsorships to their login page.

AlphaTrade's marketing efforts are focused on appealing to the cost conscious sector of the financial industry during these very difficult market conditions. On a comparative basis, AlphaTrade can reduce monthly costs for professionals to access our quote service upwards of 200 to 300%. This reduction is a significant savings for the stockbroker in light of the poor market conditions prevalent right now and this factor alone is prompting more interest in financial institutions seeking web-based alternatives to their current stock quote service.

General revenues in this quarter were increased 87% over the same period in 2001. It is anticipated that growth will continue throughout the balance of 2002 especially if market conditions overall do not change.

AlphaTrade's common stock trades under the symbol, APTD on the OTC:BB market and in Frankfurt under the symbol TDR WKN 529988. Further Information may be found at the Company's website www.alphatrade.com






MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis relate to factors, which have affected the financial condition and results of our operations for the nine months ended September 30, 2002, and September 30, 2001.

The results of operations for the third quarter of 2002 indicate that the Company is on the right path with respect to marketing their E-Gate product. Expenses are significantly reduced and revenues are significantly increased both for the quarter and in comparison to the 9 months ended September 30, 2002. Revenue for the 9 months ended September 30, 2002 was $320,676 compared to $139,761 for the 9 months ended September 30, 2001 which is a 129% increase. Each quarter of 2002 the Company has shown a steady increase in revenue and as funds become available the Company expects an increased marketing budget. It is the expectation of Management that current market conditions offer a premier marketing opportunity for our E-Gate product. The most attractive selling features of E-Gate at the present time are: the low cost, no long term agreements to sign, the 12 Level II screens, the addition of Pink sheets Level II and the reliability of the service.

It is difficult to provide a credible comparison of results for the period ended September 30, 2001 since at that time the company's primary focus was the continued development of the E-Gate product and very little marketing of the product. For this reason, any comparison of the historic data with current data is not very meaningful.

Discussion of Financial Information

The discussion respecting our financial position utilizes the unaudited, reviewed financial statements attached to this Report for the quarters ended September 30, 2002 and September 30, 2001.

Operating revenues for the quarter ended September 30, 2002 were $117,365 compared to $62,736 for the quarter ended September 30, 2001. This is a 87% increase from the same period in 2001. The loss from operations were ($583,116) for September 30, 2002 and ($1,015,961) for the same period in 2001. The net loss for September 30, 2002 was ($586,365) compared to ($1,029,484) for the same period in 2001. This 43% reduction in net loss was primarily due to increased revenues and some cost cutting measures the Company employed during the year.

Operating revenues for the quarter ended September 30, 2001 were $62,736 which was mainly deferred revenue from the sales of the Company initial version of our E-Gate product.

General and administrative expenses were $673,139 for the quarter ended September 30, 2002, as compared to $1,043,960 for the same period in 2001. The company was able to significantly reduce this expenditure because there was no further need for large numbers of programming and technical staff as the professional version of E-Gate was launched.

Net losses for the third quarter of 2002 were ($586,365), as compared to ($1,029,484) for the same period in 2001. The net loss for the third quarter of 2002 translates into a loss of ($0.11) per share as compared to a net loss of ($1.98) per share for the same period in 2001.

Liquidity

We believe that we will receive the cash funds and necessary liquidity to meet the needs of the company over the next year. However, should we fail to obtain the necessary funds, the Company may have to curtail some or all of its operations.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

         None


Item 2.   Changes in Securities

The following unregistered securities have been issued since July 1st, 2002:

                                       Valued
Date          No. of Shares   Title    At           Reason

Aug. 2/02     2,000           Common   $0.38        Services
Aug. 14/02    4,000           Common   $0.38        Services
Aug. 14/02    525,000         Common   $0.38        Services
Aug. 14/02    500,000         Common   $0.19        Private Placement
Aug. 23/02    45,000          Common   $0.67        Charitable Donation

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

                                   ALPHATRADE.COM


Date:    11/07/2002
                                   By / s / Penny Perfect
                                   President / Director







Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                   ALPHATRADE.COM


Date:    11/07/2002                By  / s / Penny Perfect
                                   President / Director


Date:    11/07/2002                By / s / Gordon Muir
                                   CEO/Director


Date:    11/07/2002                By / s / Victor Cardenas
                                   COO/Secretary/Director


Date:    11/07/2002                By / s / Lisa McVeigh
                                   Director


Date:    11/07/2002                By / s / Raymond Hatch
                                   Director

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of AlphaTrade.com (the "Company") on Form 10-Q(SB) for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, GORDON MUIR, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result ofoperations of the Company.





   /s/ GORDON MUIR
   ---------------
   Chief Executive Officer

         Date:  November 4, 2002