Form 10KSB
period 2002-12-31
ALPHATRADE COM
filed 2003-03-28
CIK 1076462

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------
                                   FORM 10-KSB
(Mark  One)
      X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2002

                                       or

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from                 to

                         Commission file number 0-25631


                                 ALPHATRADE.COM
                  --------------------------------------------
                 (Name of small business issuer in its charter)

            Nevada                                      98-0211652
    ---------------------------              ----------------------------------
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)

         Suite 400
    1111 West Georgia Street
     Vancouver, BC   Canada                               V6E 4M3
 -------------------------------------                    --------
(Address of principal executive office)                  (zip code)

                                  (604)681-7503
                  ---------------------------------------------
                 (Issuer's telephone number including area code)

  Securities registered pursuant to Section 12 (b) of the Act:  None

  Securities registered pursuant to Section 12 (g) of the Act:
  Common Shares, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No ___

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB.

The Issuer's revenue for its most recent fiscal year is $503,292.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days:

As of March 20, 2003, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $5,842,817 based on approximately 4,951,540 shares held by non affiliates at a price of $1.18.

The number of shares of common stock outstanding as of December 31, 2002 was 8,545,297.

Documents incorporated by reference: A description of "Documents Incorporated by Reference" is contained in Part III, Item 14.

                                 ALPHATRADE.COM
                            FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS
                                                                       Page No.
                                                                       --------
                                     PART I
Item 1.  Description of Business.....................................      1
Item 2.  Description of Properties...................................     13
Item 3.  Legal Proceedings...........................................     13
Item 4.  Submission of Matters to a Vote of Security Holders.........     13
                                     PART II
Item 5.  Market for Common Equity and Related Stockholder Matters....     13
Item 6.  Management's Discussion and Analysis or plan of Operations..     15


Item 7.  Financial Statements                                             17
Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................     18
                                    PART III
Item 9.  Directors and Executive Officers, Promoters and Control Persons:
         Compliance with Section 16(a) of the Exchange Act...........     18
Item 10. Executive Compensation......................................     19
Item 11. Security Ownership of Certain Beneficial Owners and
         Management..................................................     21
Item 12. Certain Relationships and Related Transactions..............     22
Item 13. Controls and Procedures.....................................     23
                                     PART IV
Item 14. Exhibits, and Reports on Form 8-K...........................     23
         Signatures..................................................     24

ITEM 1.     DESCRIPTION OF BUSINESS

Forward-Looking and Cautionary Statements

This report contains certain forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks and uncertainties. These factors may cause our company's, or our industry's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will" "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology.

These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

History

AlphaTrade.com was originally incorporated in the State of Nevada on June 6, 1995 as Sierra Gold Development Corp. The name was changed to Honor One Corporation on October 29, 1998. On January 6, 2001 the name was changed to AlphaTrade.com. On September 2001, Alphatrade.com was listed on the Frankfurt Stock Exchange under the symbol TDR. On January 14, 2002 we changed our symbol to APTD after effecting a reverse split on a 1 for 50 basis. Unless otherwise indicated, share amounts set forth herein have been adjusted to reflect past stock splits.

Overview:

AlphaTrade.com specializes in providing high-performance stock market data for investors, day traders and professionals via a suite of products called E-Gate. E-Gate offers a combination of real-time, historical and key fundamental data that can be completely personalized for quick access to relevant stock market information. AlphaTrade offers a customized E-Gate product to corporate customers primarily in market segments such as banking, insurance, mutual funds, brokerage firms, public relations and financially oriented websites. E-Gate is rapidly integrated into corporate websites and can be utilized as value added services to attract new customers and maintain the loyalty of existing customers.

AlphaTrade provides a cost-effective solution for streaming, multi-lingual stock market data to companies and individuals interested in real time market information.

E-Gate, a suite of integrated financial solutions, provides flexible access to research, market data, news, analytics and connectivity. Its open framework incorporates the entire suite of E-Gate content and applications with third party data. The entire application is configurable for integration into financial institution's current business processes.

AlphaTrade's corporate customers are diverse and include different organizations such as brokerage houses, banks, insurance companies, communication companies and websites. AlphaTrade's affiliate and partnership program increases our exposure in the marketplace and has contributed to the increase in the number of subscribers. For the host sites, the benefits include cost savings, less financial commitment and as new products are developed each website is automatically upgraded with no effort on the part of the customer.

The E-Gate product offers the ability to upgrade the service "on the fly" which maintains the integrity of our user-friendly technology in all product development. The E-Gate system is based on a highly modular architecture and is spearheaded by the proprietary AlphaTrade network system. It is defined as being modular in that each application is independent of the other and therefore not co-dependent on the system itself. This allows for total customization and a user-friendly working environment.

The E-Gate real time streaming market products can be enhanced and/or improved "on the fly" as the need arises. This flexible technological feature provides AlphaTrade with the opportunity to bid for large contracts with brokerage firms or other financial institutions with confidence on our ability to handle the data load and new design features. During 2002, AlphaTrade focused on maximizing performance of the E-Gate products and streamlined the core competencies that define our product. We believe that in the digital-driven marketplace with more complex information to analyze, more concepts to understand and more information to manage, more businesses will change from software-driven products to more convenient and flexible browser-based products. Our goal is to offer quality customer service and reliable products. We also believe that our growing network of affiliates and alliances will add to the growth of our business.

BUSINESS DEVELOPMENT

AlphaTrade.com has deployed a versatile, light-weight, browser based application containing a multi-lingual comprehensive suite of financial applications named E-Gate. The E-Gate suite of services is available to anyone via the Internet for $17.00* per month (*exchange fees are additional). The E-Gate applications differ from the more expensive mainstream competition because E-Gate does not require software downloads or plug-ins to view real-time, streaming, financial market data. Additionally, the user can access their personal E-Gate account from anywhere in the world regardless of the communication bandwidth being used or speed of the Internet connection.

AlphaTrade's target markets for corporate accounts are banks, brokerage houses and other financial services companies seeking to enhance their product line or reduce their operating costs. All of these industry sectors have had serious financial crises in 2002 which have prompted them to look for more favorable alternatives for their quote services. A few industry giants have dominated the financial quote service business for years, however, the market instability of 2002 has prompted many customers to seek more cost-effective alternatives.

Management believes that consumers powered by the Internet are calling for companies that provide stock quotes to adjust their pricing to current market times. Pricing must be reasonable for all consumers. We further believe that providers must reduce time to market for new products, add new features and enhancements as part of their ongoing service and provide exceptional customer service.

AlphaTrade is a financial markets content and solutions provider servicing the business-to-business and business-to-consumer financial marketplace. We collect financial content directly from content providers and financial information sources. We re-present this merged financial content combined with a variety of optional analytics packages to businesses or consumers for their personal and professional use over the Internet.

AlphaTrade uses proprietary collection techniques to process financial market activity and then consolidates this information and updates in real-time. The data warehouse includes information for all of market data in the world for equities, futures, options and funds. To date we only are distributing market data for North American equities, options, major stock indices, Level I and II NASDAQ-quoted stocks, Pink Sheets Level I and II, market-maker quotes and mutual funds. We have futures contracts and options on futures contracts available for distribution, however we are not planning to release them until mid year 2003. We use proprietary extraction routines and compression algorithms to display the data via the E-Gate system. Once the financial data has been merged with the news and other financial content it is then distributed to the consumer via E-Gate. Our primary data distribution center is located at our executive offices in Vancouver, British Columbia. We also maintain a registered office in Carson City, Nevada.

Subscribers access the E-Gate applications anywhere in the world over the Internet. AlphaTrade provides every subscriber with the same institutional quality financial data without the need for them to have special hardware or software.

Our revenue is derived from subscription fees charged for access to E-Gate. In addition, in 2002, we derived some revenue from corporate sponsors advertising on AlphaTrade's login pages and we signed our first agreement for transactional revenue derived from our Global Trading Platform. Our E-Gate services are used primarily for monitoring market data, trading review and analysis. Our customer base consists primarily of active traders, professional traders, financial websites, banks, public companies, investor relations companies and security broker-dealers.

Network infrastructure

AlphaTrades network infrastructure consists of local directors, firewalls and other related network equipment to allow AlphaTrade the ability to offer a reliable, uninterrupted service. In addition, our server farm with software platforms, has fail-over capabilities. Our Internet infrastructure runs over a high speed dedicated 100Mbits fiber Ethernet connection. This entire infrastructure is managed and monitored locally and/or remotely. The monitoring system has the ability to send e-mails or pager signals the moment a malfunction is detected to ensure no disruption of service. The high-speed bandwidth permits a secure and effective connection to AlphaTrade's intranet, so that any servicing or repairs can be immediately resolved. Personnel are assigned on a 24 hour basis on the days the market is open to ensure a continuous data stream.

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

Industry Overview

The Switch to Internet Streaming Stock Market Data

The market, we envision, for our specialized Internet financial services stems from recent changes in the nature and availability of expanded market information availability. Customer demand for instant, easy access has created a major shift away from hardwired systems, which are expensive to maintain, to simplified browser based systems that are easily accessed anywhere in the world. We believe this Internet revolution is gaining momentum and ultimately will dominate the industry with the biggest sector growth for financial services being browser based products and services.

We believe that Internet delivery of stock market data is strongly becoming the preferred method of delivery for a number of reasons. The primary advantages are the reduced cost, instant accessibility, greater convenience and overall ease of use. When individuals switch to E-Gate by signing-up online, the account can be accessed instantly and the cost is about 50 cents per day. In addition, the quality of the digitally transmitted data is not compromised in any way with respect to latency or accuracy of the data.

The Stock Market Data Delivery Market

Until recently, the dominant stock market data delivery companies focused on large corporate clients such as brokerage firms, banks, financial institutions and priced their products accordingly. To provide this institutional quality service, these companies had to invest heavily in a corporate infrastructure designed around software upgrades, hardware installations and long-term contractual obligations from their clients. However, we believe that because the market is changing to browser based products, there is becoming a greater demand for lower cost alternatives.

The financial industry's move to Internet delivery offers expanded opportunities for a larger demographic of users. Because the cost of an E-Gate subscription is a fraction of the cost of the hard-wired systems, management foresees a new and expanding market for products such as E-Gate.

Our Market Opportunity

We believe that the trend to Internet stock market data delivery and lower cost stock quote service providers will create an opportunity for E-Gate.

Consumers are embracing new broadband capabilities which is spurring the growth of browser based products. The broadband trend is already evident in North America as many households already have cable or ADSL Internet connections.

Our Business

We provide real-time financial market data, fundamental research, news and charting to professional and individual investors through the Internet. We disseminate news and third-party database information from more than 45 sources worldwide.

Market data is delivered direct to our facilities, where the data is simultaneously redistributed to its customers. Once the user is attached to our host server, the connection link is constant, like an open telephone connection. This allows the system to provide updating stock quotes and news and to instantly respond to all queries.

Our business model is to increase the number of subscribers for our E-Gate Internet stock quote service. The E-Gate service includes:

   o     Stock quotes
   o     Level II for Pink Sheets and Nasdaq
   o     News
   o     Charts - intraday and historical
   o     Most active list
   o     Mutual Funds
   o     Time and sales for the past three days for any listed equity
   o     Alerts
   o     Portfolio managers

E-Gate is a real-time financial market data feed application, which collects, analyzes, processes, stores, compresses, and transmits financial content. Subscribers have access to comprehensive information on stocks, options, indices, and news, including bid and ask prices, charts, research and other information for any listed or Nasdaq-traded stock, all OTC-BB stocks, Pink Sheets, and Canadian listed companies.

E-Gate is designed to provide subscribers access to real time stock market information. Subscribers do not need to purchase, lease or download any software. All of the financial applications are available via the Internet for a low monthly subscription price.

AlphaTrade has designed the E-Gate system to be user friendly and very simple to operate. All functions are handled through an independent MENU, which pops up after you login. The Menu is a collection of individual financial applications, which can be independently opened from the menu. The menu is also customized with our corporate clients logo.

Remote Manager: Our remote Client Management tool provides the means for business to quickly offer real-time quotes and news fully integrated into their site via the Internet. Our Remote Manager eliminates lengthy development time and eases administrative processes. The Remote Manager is a turnkey solution to providing the client with back-end tools such as administrative database, online sign-up templates, exchange authorizations, automatic reports and billing. The Remote Manager provides businesses with the back office processing capabilities to set up and maintain a database of their clients. The Remote Manager was designed to interface with an existing back office. Features include: account administration, reporting and online billing, easy sorting and searching capabilities. The Remote Manager allows for access from multiple locations through its browser-based software and makes it easy to configure and customize client data.

E-Quote tools: Since AlphaTrade is a client-server java application; our products are not restricted by the limitations of HTML. With financial products using HTML, displayed data remains static until a query is repeated. In contrast, the E-Quote tools deliver and automatically update a continuous stream of market data to the client's screen. Products available include detailed quote, charts, news, streaming stock ticker and snap quote, all 15-20 minutes delayed and offered at no cost to the host site.

Marketing

E-Gate is marketed at a cost of $17.00 US per month plus applicable exchange fees. Customers need not enter into a long-term contract, and can sign up for a month or a year. Subscribers can use E-Gate as a supplementary stock quote system, to augment their current system or as the system of choice for streaming stock market data.

E-Gate also offers instant access. Regardless where a customer signs up, access is immediate.

E-Gate is user-friendly and offers a short 2 minute tutorial that is available in five different languages. E-Gate's mobility permits the subscriber to use the service at multiple locations from any computer. Because E-Gate is multi-lingual, users can select their language preference at login.

Upgrades and enhancements are done automatically. As new products are developed and introduced by AlphaTrade, each subscriber is automatically upgraded the next time they login.

Competition

Our primary competition in North America is from long-established companies who have long-term agreements with their customers. We believe that E-Gate is representative of a material change in the manner in which financial data dissemination is provided to the end user. We also believe that we can compete with existing services because E-Gate is multi-lingual, cost effective and no long-term agreements are required. Further, E-Gate requires only minimal servicing and changes are made automatically with no human interference. It is our goal to continually enhance and add new features to our current offering.

Attracting and retaining customers will depend, among other things, upon our ability to continue to provide a reliable and cost effective stock quote service since our subscribers are not bound by long-term agreements. It is our belief that consumers are becoming less willing to tie themselves up with long-term agreements especially in light of the recent chaotic state of the stock markets.

Customers

Our customers consist principally of

   o     brokerage firms for use by their professionals,
   o     financially oriented websites that want a better product mix,
   o other unrelated websites that are seeking new products to offer their visitors o day traders,
   o     individual investors and
   o public and investor relations companies that want to follow their customers stock prices.

Currently we have customers in 32 countries worldwide with the majority of our subscribers from the US. We are not dependent on any single customer.

Sales and Marketing

Our sales activities are generated through relationships developed by our corporate executives, in-house sales personnel, existing subscribers and by our affiliates.

AlphaTrade's marketing efforts include customizing and private labeling all of the E-Gate applications for online sites that have a demographic similar to AlphaTrade's target market. We have selected active traders, brokerage firms and financial websites seeking new and innovative products.
Further features and enhancements are considered and implemented regularly to satisfy the demands of the trading community.

Private labeling websites: We offer services and products to other websites by offering to customize all of our E-Gate financial tools.

Key elements of Alphatrade's marketing strategy are:

Expand our relationship with existing customers and attract new customers.
We offer a broad range of market information and have added some new alliances in order to ensure long-term loyalty of existing subscribers. Enhanced charting capabilities and additional news sources will be added in 2003 to further ensure our services stays at the forefront of value. AlphaTrade actively seeks referrals from existing customers and continuously identifies potential sales opportunities. We also license our existing product line.

Further international expansion. We have customers in 32 countries, however the US still dominates the generation of revenue. Certain international markets have been relaxing their taxation rules, which will ultimately make it easier for investors to develop short-term trading patterns thereby requiring a real time stock market service. Management believes that the E-Gate product will be accepted in foreign markets due to its multi-lingual capabilities and ease of use.

We believe our products are well-positioned to address the requirements for scale, complexity, availability and integration for browser based markets. We continue to strive to develop new products and new capabilities designed specifically with the consumer in mind. Our marketing mandate is to attract and keep customers by providing the best customer service in the industry.

Seek strategic alliance opportunities. The stock market data dissemination industry is in a state of innovation and change characterized by new technologies, standards and features. We will seek alliances with companies that can assist us to expand into high-growth transaction based markets, leverage our international sales and support infrastructure, and help build market presence for existing products.

Improve profitability. Throughout fiscal 2002, we spent considerable time and effort enhancing E-Gate's reliability, creating an infrastructure to accommodate large numbers of subscribers and building relationships with companies that will aid in developing sales distribution channels. We will continue to focus on the strategic importance of all products, services and sales distribution channels with a primary focus on developing profitability within fiscal 2003.

EMPLOYEES

As of December 31, 2002, we had a staff of 14 full-time people, none of whom are represented by a collective bargaining unit. We believe we have a satisfactory relationship with our contractors. From time to time, we use the services of outside consultants on an hourly basis.

RECENT EVENTS

On May 16, 2002 AlphaTrade released the Global Trading Platform, a state-of-the-art online trading platform being offered to brokerage firms and financial institutions. The trading platform is a professional trading interface that integrates with the users existing back office in less than seven days. On December 15, 2002, AlphaTrade signed an agreement with SEGOES Securities, Ltd. to implement the global trading platform within the first quarter of 2003.

On November 20, 2002, we signed an agreement with Bollinger Capital Management. AlphaTrade will be the first company to implement Mr. Bollinger's new charting algorithms.


COMPANY RISK FACTORS

         There are many competitors in the data feed industry

Our data service competes with many providers of financial information over the Internet. Principal competitors to E-Gate are Reuters, Thomson Financial and other such companies who have long-standing customers and a wide variety of products. We expect competition to continue and intensify in the future. We also face competition from discount and full service brokerage firms that provide similar proprietary services to their own customer bases.

         Our extremely limited operating history makes it difficult to evaluate our business and prospects

We commenced operations in January 2001 and have conducted limited business operations since that time. As a result of our short operating history, we have only limited financial data and business information with which to evaluate our business strategies, past performance and an investment in our common stock.

         We have a history of losses and anticipate future losses

We have not achieved significant revenues to date and we may not achieve or subsequently maintain profitability if anticipated revenues occur more slowly than we expect, or not at all. We also have experienced operating losses, negative cash flow from operations and net losses in each quarterly and annual period. As of December 31, 2002, our accumulated deficit was approximately $15 million. We expect to continue to incur significant expenses in connection with:

         *     research and development of new and existing products;

         *     costs of our sales and marketing efforts;

         *     additional personnel

         *     increased general and administrative expenses

Accordingly, we will need to generate significant revenues to achieve and sustain profitability. If we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. Any of these factors could cause our stock price to decline.

         Additional share issuances could be dilutive

If we do not generate necessary cash from our operations to finance our future business, we will need to raise additional funds through public or private financing opportunities. Selling additional stock could dilute the equity interests of our stockholders. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. We may not be able to obtain funds needed to finance our operations at all or may be able to obtain them only on very unattractive terms.
We may also explore other alternatives such as a joint venture with another technology or financial services firm. There can be no assurances, however, that we will conclude any such transaction.

         The market may not continue to accept E-Gate

We generate revenue from subscribers who pay monthly for the E-Gate service. We expect E-Gate to continue to account for a large portion of our revenue for fiscal 2003. Our future financial performance will depend on increasing acceptance of our current products and on the successful development, introduction and customer acceptance of new and enhanced versions of our products. Our business could be harmed if we fail to deliver a reliable service to our customers.

We are striving to increase our subscriber base which would serve to reduce the data costs on a per subscriber basis. We are also planning to license our applications which would further reduce our data costs on a per subscriber basis. As our subscriber base increases, the amount of revenue from advertising is expected to increase and the amount we can charge for advertising increases as the demographics of our subscribers is appropriate for certain companies. If we are unable to generate sufficient revenues to cover the cost of our operating expenses, our business will be adversely affected and the price of our stock may decline.

         Outside factors may influence our business development

We expect to experience significant fluctuations in our future results of operations due to a variety of factors, many of which are outside of our control, including:

         *     demand for and market acceptance of our products and services;

         *     our efforts to expand into international markets;

         * introduction of products and services or enhancements by us and our competitors;

         *     competitive factors that affect our pricing;

         *     the mix of products and services we sell;

         * the timing and magnitude of our capital expenditures, including costs relating to the expansion of our operations;

         *     hiring and retention of key personnel;

         * changes in generally accepted accounting policies, especially those related to the recognition of subscription revenue; and

         *     new government legislation or regulation.

Any of the above factors could have a negative effect on our business and on the price of our stock.

         If we lose key personnel, we may be unable to successfully operate our business

We depend on the continued contributions of our executive officers and other technical and marketing personnel to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel or their failure to work effectively could have a material adverse effect on our business, financial condition and results of operations.

         If we are unable to attract and retain additional qualified personnel, our future business may suffer

Our business strategy requires us to attract and retain additional qualified technical and marketing personnel. We may experience difficulty in recruiting qualified personnel, which is an intensely competitive and time consuming process. We may not be able to attract and retain the necessary personnel to accomplish our business objectives as our business develops and grows. Accordingly, we may experience constraints that will adversely affect our ability to satisfy future customer demand in a timely fashion or to support our customers and operations. This could cause an adverse effect on our business, financial condition and results of operations.

         Our limited ability to protect our intellectual property may prevent us from retaining our competitive advantage

Our future success and our ability to compete are dependent, in part, upon our proprietary technology. Taken as a whole, we believe our intellectual property rights are significant and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. In addition, the laws of many foreign countries do not protect our intellectual property to the same extent as the laws of the United States. Also, it may be possible for unauthorized third parties to copy or reverse engineer aspects of our products, develop similar technology independently or otherwise obtain and use information that we regard as proprietary. Furthermore, policing the unauthorized use of our products is difficult.

We principally rely upon contractual restrictions to protect our technology. Our contracts may not provide significant commercial protection or advantage to us, and the measures we take to maintain the confidentiality of our trade secrets may be ineffective. If we are unable to effectively protect our technology, our competitors may be able to copy important aspects of our products or product message, which could undermine the relative appeal of our products to customers and thus could reduce our future sales.

Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or patents that we may obtain, or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our future operating results.

Reliance on third party  providers

Our future success depends upon our ability to aggregate and deliver compelling financial content over the Internet. We rely heavily on third party content providers, namely Reuters Information Ltd. and Comtex New Network, Inc. Currently we have a two year contract with Reuters which calls for monthly payments of $20,000 and one year left on our agreement with Comtex which calls for monthly payments of $4,150. Both contracts provide for automatic renewal unless both parties negotiate otherwise or unless the provider is unable to deliver the feed. Although there are many competitors to these feed suppliers and if necessary a new contract could be negotiated, a temporary disruption in these feed suppliers could have a negative effect on our business.

         Going Concern Issue

Our independent auditors have expressed a going concern issue. Our ability to continue as a going concern is dependant upon our ability to achieve a profitable level of operations. We will need, among other things, additional capital resources. Management's plans include concentrating its efforts on licensing our technology and raising additional capital through loans from shareholders. We intend to license our technology to companies in the investment community to provide as a service to their clients. We expect that we will need $150,000 to cover our negative cash flow until the licenses are sold or $500,000 of additional funds if we are unsuccessful in selling the licenses for our operations in 2003. However, management cannot provide any assurances that we will be successful in accomplishing any of its plans.

A decline in stock market investing has definitely affected the demand for stock market quote service products and has negatively affected our marketing plans. If this downturn in the market continues this would limit our ability to generate profitability in the short-term.

Risks relating to ownership of our common stock

         The price of our common stock is extremely volatile and investors may not be able to sell their shares at or above their purchase price, or at all.

Our stock is presently traded on the OTC Bulletin Board, although there is no assurance that a viable market will continue. The price of our common stock in the public market is highly volatile and may fluctuate substantially because of:

         *     actual or anticipated fluctuations in our operating results;
         *     changes in or failure to meet market expectations;
         * conditions and trends in the financial data and content provider industry; and
         * fluctuations in stock market price and volume, which are particularly common among securities of technology companies, particularly new start-up companies.

         We do not intend to pay dividends

To date, we have never declared or paid any cash dividends on shares of our common stock. We currently intend to retain our future earnings for growth and development of our business and, therefore, we do not anticipate paying any dividends in the foreseeable future.

         Possible "Penny Stock" Regulation

Trading of our common stock on the OTC Bulletin Board may be subject to certain provisions of the Securities Exchange Act of 1934, commonly referred to as the "penny stock" rule. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading in our stock will be subject to additional sales practice requirements on broker-dealers. These may require a broker dealer to:

         * make a special suitability determination for purchasers of penny stocks;

         * receive the purchaser's written consent to the transaction prior to the purchase; and

         * deliver to a prospective purchaser of a penny stock, prior to the first transaction, a risk disclosure document relating to the penny stock market.

Consequently, penny stock rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock. Also, many prospective investors may not want to get involved with the additional administrative requirements, which may have a material adverse effect on the trading of our shares.

ITEM 2.   DESCRIPTION OF PROPERTY

Our executive offices are located in Vancouver, B.C., Canada in a 4,500 square foot facility. AlphaTrade has a month-to-month sub-lease at a current monthly rent of $6,000. The lease expires in March, 2004. The computer facilities are at this location.  We do not own any real estate.

ITEM 3.   LEGAL PROCEEDINGS

In February, 2002, discoveries were held and revealed that AlphaTrade is the proper owner and operator of its computer technology, intellectual property and business plan. Accordingly, the parties agreed to terms for a settlement that did not adversely affect AlphaTrade.com. This was in respect to the lawsuit filed on June 8, 1999 with the Plaintiffs being WebData ,Joel Stone and Mike Razar.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Market Information

Currently, our common stock is traded over-the-counter and quoted on the OTC Bulletin Board under the symbol "APTD" and is also traded on the Frankfurt Stock Exchange under the symbol TDR. The high and low bid prices for the Common Stock as reported by our content provider, Reuters Information Ltd. are listed below. The prices in the table reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The reported bid prices reflect the 1 for 50 stock split that occurred on January 14, 2002.

2002 Quarterly Information
                                            High             Low

First                                       3.75              1.24
Second                                      1.67              0.18
Third                                       0.80              0.25
Fourth                                      1.03              0.20

2001 Quarterly Information


First                                      20.50              5.50
Second                                     15.50              4.50
Third                                      10.00              2.50
Fourth                                      8.50              2.50

As of December 31, 2002 there were 196 stockholders of record of our common stock. This does not include an indeterminate number of shareholders who may hold their shares in "street name".

Dividends

We have never declared any cash dividends and do not anticipate paying such dividends in the near future. We anticipate future earnings, if any, to be retained for use in our business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our results of operations, financial conditions, contractual restrictions, and other factors deemed relevant by the Board of Directors. We are under no contractual restrictions in declaring or paying dividends to our common or preferred shareholders.

The future sale of presently outstanding "unregistered" and "restricted" common stock by present members of management and persons who own more than five percent of our outstanding voting securities may have an adverse effect on any market that may develop in the shares.

All common shares and preferred shares rank equally for the payment of dividends. If a dividend were to be paid all issued shares would be eligible.

Recent Sales of "Unregistered" Securities

The following unregistered securities have been issued since January 1, 2002 and are previously disclosed in our Form 10-QSB's unless otherwise noted:

                                 Valued
Date     No. of Shares   Title     At      Reason

Jan. 23/02    10,000   Common     $2.30     Charitable Donation
Feb. 19/02     3,400   Common     $2.70     Services
Feb. 25/02    25,000   Common     $2.30     Retire Liability
Feb. 25/02    25,000   Warrants   $1.00     Retire Liability - Expire Mar. 4/03
March 4/02 1,275,000   Common     $0.55     Retire Liability
Apr.  5/02    10,500   Common     $1.50     Services
Apr. 11/02     7,500   Common     $1.25     Services
May   8/02   407,500   Common     $0.25     Private Placement
May   8/02   100,000   Common     $0.46     Services
May   8/02    11,250   Common     $0.46     Settle debt
May  24/02    10,000   Common     $0.50     Private Placement
June  4/02    25,000   Common     $0.42     Service
June 20/02   400,000   Common     $0.18     Services - officers
June 20/02   250,000   Common     $0.10     Private Placement
June 20/02    50,000   Common     $0.10     Services
Aug.  2/02     2,000   Common     $0.38     Services
Aug. 14/02     4,000   Common     $0.38     Services
Aug. 14/02   525,000   Common     $0.38     Services
Aug. 14/02   500,000   Common     $0.19     Private Placement
Aug. 23/02    45,000   Common     $0.67     Charitable Donation
Oct. 17/02 1,475,000   Common     $0.15     Services
Oct. 18/02 1,165,000   Common     $0.20     Services
Oct. 28/02    30,000   Common     $0.275    Services

The above noted shares were issued without registration under the Securities Act in reliance on the exemption provided by Rule 506 and/or Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering to consultants or to companies owned or controlled by our consultants or officers.

ITEM 6.    MANAGEMENT'S  DISCUSSION AND ANALYSIS OF OPERATIONS

Results of Operations. During the fiscal year ended December 31, 2002, we saw revenue increase each quarter. Revenue for fiscal 2002 was $503,292 which is an 111% increase over fiscal 2001 sales of $238,189. The increase in revenue is directly attributable to subscriber acceptance of the E-Gate product. In addition, we have added other revenue sources; John Bollinger's new charting algorithms, advertising on our login page and our Global Trading platform which is expected to start to generate revenue in fiscal 2003. The increase in revenues for the year ended December 31, 2002 also reflects the growing acceptance of the E-Gate product.

We incurred a net loss of $4,236,089 for the year ended December 31, 2002 compared to $5,416,979 for the year ended December 31, 2001. Included in the loss for 2002 was $3,801,933 as the value of shares and warrants issued for services. In 2001, $4,185,167 of the loss was the value of the shares and warrants issued. Excluding these non cash expenses the losses for 2002 and 2001 would have been $434,156 and $1,231,812, respectively. This would be a 65% reduction in our net loss. The 22% decrease in general and administrative expenses for 2002 was mainly the result of reduced need for development costs due to the completion of our product. It also was the result of decreased legal fees due to settling the WebData lawsuit and an overall reduction in overhead costs.

General and administrative expenses are comprised of standard business operating expenses and include the issuance of stock for services. In fiscal 2003 we do not expect a dramatic decrease in general and operating expenses. We will be devoting more funds to sales and marketing and less to product development.

Interest expense was $49,223 for the year ended December 31, 2002 compared to $94,978 for fiscal 2001. The decrease was a result of eliminating $1,080,308 in debt. The debt was to senior officers and other parties and was settled by the issuance of "restricted" stock. We also recorded a gain on forgiveness of debt of $289,040 and $72,111 in 2002 and 2001, respectively. The gain was the result of creditors going out of business thereby eliminating the need to pay the obligations.

Liquidity and Capital Resources. AlphaTrade has consistently been financed through loans from related parties and from raising capital through private equity offerings. We used $354,759 and $428,849 of cash in operating activities in 2002 and 2001, respectively. This was a decrease of 17%. For the twelve months ended December 31, 2002 we received cash totaling $277,650 from the issuance of our common stock pursuant. We also received $280,992 from related party loans.

We expect that in 2003 we will need between $150,000 and $500,000 to cover operating needs until operating revenues are adequate to cover cash flow. Management intends to offer our applications to companies in the investment community for cash and to continue to receive loans from shareholders to meet these needs.

Given the right circumstances, we would entertain a secondary financing if it would expand our market penetration and bring extra revenue to us. We are actively seeking acquisition targets and may decide to use our stock as the compensation for any acquisition.

We currently have no material commitments for capital requirements. At the present time we have no need to purchase new equipment or replace the equipment we are currently using. We believe that our capital infrastructure is adequate to handle the expected growth in 2003.

We are not aware of any material trend, event or capital commitment, which would potentially adversely affect liquidity. In the event a material trend develops, we believe we will have sufficient funds available to satisfy working capital needs through debt or from funds received from equity sales.

Recent Accounting Pronouncements

On August 16, 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Although we have not completed the process of determining the effect of this new accounting pronouncement, we currently expect that the effect of SFAS No. 143 on our consolidated financial statements, when it becomes effective, will not be significant.

In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although SFAS 144 supersedes SFAS 121, it retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting-the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of, by sale, abandonment, or in a distribution to owners, or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We believe the adoption of SFAS 144 will not have a significant effect on our consolidated financial statements.

In April 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement of Financial Accounting Standards No. 4 (SFAS 4). Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS 145 also amends Statement of Financial Accounting Standards No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS 145 is effective for financial statements issued after May 15, 2002, and with respect to the impact of the reporting requirements of changes made to SFAS 4 for fiscal years beginning after May 15, 2002. The adoption of the applicable provisions of SFAS 145 did not have an effect on our financial statements.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. We are currently reviewing SFAS 146.

In October 2002, the FASB issued Statement No. 147 "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" (SFAS 147). SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. SFAS 147 is effective October 1, 2002. The adoption of the applicable provisions of SFAS 147 did not have an effect on our consolidated financial statements.

In December 2002, the FASB issued Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (SFAS 148). SFAS 148 provides alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. SFAS 148 is effective for fiscal years beginning after December 15, 2003. We are currently reviewing SFAS 148.

ITEM 7.     FINANCIAL STATEMENTS

Financial statements as of and for the fiscal years ended December 31, 2002 and 2001 have all been examined to the extent indicated in their report by H J & Associates, LLC, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein under Item 14 starting with page F-1.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                             PART III


ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information regarding our executive officers and directors:

Name              Age      Position

Gordon Muir       49       Founder, Chief Executive Officer, Chairman, Director
Penny Perfect*    49       Founder, President, Director
Lisa McVeigh*     39       Director
Raymond Hatch     71       Director


*  Member of the audit committee

The Directors and Officers will serve until the next annual general meeting of the shareholders or until their death, resignation, retirement, removal, disqualification, or until their successors have been duly elected and qualified. All Officers serve at the will of the Board of Directors.

GORDON MUIR has served as Chairman and a Director of AlphaTrade since October 21, 1999. He became Chief Executive Officer in February, 2000. Mr. Muir has been an independent investor and business consultant since 1990. He was the founder of Navmaster Technologies, a company credited with developing the first GPS charting systems for the Marine Industry that relied on optical imaging rather than computers. He has over 16 years experience in senior level management in a variety of business mainly in the automotive and industrial industries.

PENNY PERFECT has served as President and a Director of AlphaTrade since October 21, 1999. Ms. Perfect has been in the stock market and related industries for over 20 years and was President of her own firm from 1990 to 1999 providing Investment Banking and Administration services early stage development companies. Prior to establishing her own firm, Ms. Perfect was a stockbroker for over five years with a firm specializing in venture capital and micro cap companies. She was also involved in many aspects of tax advantaged investment products from structuring them and raising the necessary capital for the project.

RAYMOND A. HATCH. Mr. Hatch was appointed as a Director on September 13, 2000. Mr. Hatch started his own investment-banking boutique, Grady and Hatch & Company, Inc. in May of 1982. This organization focused on private placements, syndicate participations and the origination of its own underwritings. Mr. Hatch subsequently in 1999 joined Ridgewood Group International Ltd. (RGI) as a Managing Partner. During his career on Wall Street, Mr. Hatch was a regular member of the American Stock Exchange and an allied member of the NYSE on several occasions, a principal of the NASD and as a registered investment advisor with the SEC for over ten years.

LISA McVEIGH has served as a Director since January 21, 2000. Ms. McVeigh has held the position since 1990 of Financial Officer with British Columbia Film for over twelve years and serves on the audit committee for AlphaTrade.com.

Family Relationships

Gordon Muir, CEO and Penny Perfect, President are married and both are founding member of Alphatrade.com There are no other family relationships between any other Directors or executive Officers.

Compliance with Section 16 of the Exchange Act.

Section 16(a) of the Exchange Act requires directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2002, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

ITEM 10.    EXECUTIVE COMPENSATION

The following table shows compensation earned during fiscal 2000 to 2002 by the Chief Executive Officer and President. Titles shown on the table are titles held at December 31, 2002. The information in the table includes salaries, bonuses, stock options granted, restricted stock awards granted and other miscellaneous compensation. We have no long term compensation benefits other than stock options.

                           SUMMARY COMPENSATION TABLE

                                                    Long-Term and Other
                 Annual Compensation                Compensation
                 -------------------------------    --------------------------
                                                    Number of
                                            Other   Securities    All Other
Name and 2000      Fiscal                   Annual  Underlying    Compensation
Principal Positions Year  Salary(1) Bonus  Comp(3)  Options       (2)
------------------------------------------------------------------------------

Penny Perfect       2000 $120,000           ----     ----         8,000 shares
President           2001 $120,000    ----   ----     ----       124,000 shares
                    2002 $180,000                             1,050,000 shares

Gordon J. Muir      2000 $120,000           ----     ----         8,000 shares
CEO                 2001 $120,000    ----   ----     ----       124,000 shares
                    2002 $180,000                             1,050,000 shares

1)   Salaries are paid by the issuance of shares.
2) Shares issued to companies in which the executive officers have a minority interest in lieu of participation in the year 2000, 2001 and 2002 stock plans. All shares are reported on a post 1 for 50 reverse split basis.
3) The Board approved grants of restricted stock to companies in which the above noted executive officers have a minority interest. The above noted disclosure should not be construed as an admission that he/she is the beneficial owner of these shares of common stock.

Employment Agreements

On January 1, 2003 we executed Consulting Agreements with Jupiter Consultants, Inc. for the services of Penny Perfect and Micro-American, Inc. for the services of Gordon Muir for a three year term ending December 31, 2005. The contracts will automatically renew unless terminated by giving notice by either party. The contracts provide for the same compensation to each of Ms. Perfect and Mr. Muir as follows:

         (a) Base Salary at a monthly rate of at least US $20,000 to be renewed annually to be paid in either cash or our common shares.

         (b) Signing Bonus. We shall issue a signing bonus of 1,000,000 common shares and an option to purchase 2,500,000 shares of our common shares, vesting immediately at an exercise price of $0.45 per share.

         (c) Cash Bonus. For each full fiscal year beginning January 1, 2003, as shall be determined by the Board of Directors based on the achievement by AlphaTrade of performance goals established by Management for each such fiscal year.
         (d) Bonus Stock Options. In addition to the monthly base salary and any other benefits available to all employees and consultants, including standard incentive qualified stock options, we will grant bonus stock options to purchase 5,000,000 common shares of AlphaTrade.com restricted common shares, vesting 2,000,000 common shares on March 31, 2003, 2,000,000 common shares on March 31, 2004 and 1,000,000 common shares on March 31, 2005. The Bonus Stock Options carry an anti-dilution provision and are not subject to a reverse split. For all purposes related to the Grant for these options, the Board of Directors determined that the date of such grant is January 8, 2003 and the Fair Market Value per share as of the date of such grant is US $0.45

         (e) Stock Bonus. A restricted stock bonus of 2,000,000 common shares annually by March 31st of each year of the agreement beginning March 31, 2003. The restricted stock bonus carry an anti-dilution provision and are not subject to a reverse split prior to issuance.

AlphaTrade.com 2000, 2001 and 2002 Stock Option Plans

     Stock Incentive Plans were adopted in 2000, 2001 and 2002 authorizing the issuance of the following shares to the Employees and Consultants of which the unexercised balances are as follows:

                  Exercise            Number         Number
                  Price            Authorized     Outstanding

2001 Plan         $0.10             2,147,800        none
2001 Plan         $1.50 (avg)       1,387,200        none**

2002 Plan         $0.25             1,200,000      1,200,000

All employees and consultants are eligible to participate in the 2002 Stock Option Plan. The options vest over a five year period. The Plan is administered by the Board of Directors.

Bonuses and Deferred Compensation

None of the Directors or executive officers received a bonus or deferred compensation other than as noted above.

Compensation Pursuant to Plans -  None

Pension Table -  None   not applicable

Other Compensation

None of the Directors receive a fee for serving as Directors. Directors are reimbursed for direct out-of-pocket expenses for attendance at meetings of the Board of Directors and for expenses incurred for and on behalf of AlphaTrade.

Director Compensation

Directors are compensated for their expenses and reimbursed for any costs associated with attending board meetings. Two Directors have received stock options pursuant to their Consulting Agreements described above.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the stock ownership as of December 31, 2002, of:
o each person who is known to be the beneficial owner of more than 5 percent of our common stock; o directly or indirectly by each director; o by each person who was an executive officer during the fiscal year ending December 31, 2002; and o by directors and executive officers as a group.

                                            Shares
                                            Beneficially
Name of Beneficial Owner                    Owned(1)            Percent (2)

Penny Perfect                             7,241,620(3)             53%
Suite 400 - 1111 W. Georgia St.
Vancouver, B.C.

Gordon Muir                               7,016,320(4)             52%
Suite 400 - 1111 W. Georgia St.
Vancouver, B.C.

Ms. Perfect and Mr. Muir are spouses. Accordingly, each spouse's holdings may also be deemed to be beneficially owned by the other, however both Ms Perfect and Mr. Muir are businesspeople in their own right.


All executive officers and directors
as a group (four persons)                14,257,940(5)             77%

(1) The above noted disclosure should not be construed as an admission that each executive officer or director is the beneficial owner of these shares of common stock.
(2) Percentage ownership is based upon 8,545,297 shares of common stock outstanding on December 31, 2002 and is calculated separately for each person on the basis of the actual number of outstanding shares beneficially owned as of December 31, 2002 and assumes the conversion of preferred shares held by such person (but not by anyone else).
(3) Includes direct and indirect ownership of common shares and includes 5,000,000 shares to be issued upon the conversion of preferred shares.
(4) Includes direct and indirect ownership of common shares and includes 5,000,000 shares to be issued upon the conversion of preferred shares.
(5) Include 10,000,000 shares to be issued upon the conversion of preferred shares.

PREFERRED SHARES

We have authorized 10,000,000 preferred shares, $0.001 par value per share, to be issued in series with attributes to be determined by the Board of Directors. A Series of 2,000,000 shares of Class "A" Preferred Stock has been authorized by the Board of Directors. The Class "A" Preferred Stock, all of which are currently outstanding, has the following rights, privileges and preferences:

  - Each share is convertible into five shares of common stock at a conversion price of $0.05 per share;
  - Each share is accorded five votes on any matter submitted to the stockholders;
  - There shares are assignable, subject to compliance with any applicable securities laws, rules and regulations;
  - Ownership of these shares vests on issuance, and they are not subject to cancellation.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Loans

Related parties loaned us $280,992 and $109,506 during the years ended December 31, 2002 and 2001, respectively. The sum of $6,940 was owed as a reimbursement for expenses paid on behalf of the Company. It was repaid in January, 2003. The remaining sum of $274,052 was owed equally to Jupiter Consultants Inc. and Micro-American Inc. Jupiter Consultants, Inc. and Micro American Inc. have consulting agreements with Penny Perfect (President) and Gordon Muir (Chief Executive Officer). These loans bear interest at an imputed rate of 10% per annum, are unsecured and due upon demand. The Company expects that these loans will be settled by the issuance of common shares at the market price calculated on the day of issuance.

During 2002, the President and Chief Executive Officer converted an aggregate of $1,079,347 of notes payable into AlphaTrade common stock. The parties received 1,897,475 shares based on the closing price of our stock on the dates of conversion. The Company recorded an additional $2,060,771 of expense to record the conversions of the notes payable into shares of the Company's common stock at the closing price of the common stock on the dates of issuance.

ITEM 13.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the our management as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

             The following exhibits are included herein, except for the exhibits marked with a footnote, which are incorporated herein by reference and can be found in the appropriate document referenced.

    (a)      Exhibits

    Exhibit No.     Exhibit Name
    -----------     ------------
      3.1(1)  Initial Articles of Incorporation dated June 6, 1995
      3.2(1)  By-laws
      3.3(1) Certificate of Amendment increasing the authorized capital to 25,000,000 shares of common stock, par value $0.001, and effected an 80 for one forward split of the outstanding common stock (10/21/98)
      3.4(1) Certificate of Amendment changing the name of the company to "Honor One Corporation" (10/29/98)
      3.5(1) Certificate of Amendment effecting a three for one forward split of the outstanding common stock (12/18/98)
      3.6(1) Certificate of Amendment increasing the authorized capital to 100,000,000 shares of common stock, par value $0.001; 10,000,000 shares of preferred stock, par value $0.001; created a series of 2,000,000 shares of Class A Preferred Stock; and changed its name from "Honor One Corporation" to "AlphaTrade.com" (1/5/99)
      10.1(1) Asset Purchase Agreement between the Company and Unicorn, dated
              January 6, 1999
      10.2(2) 1999 Stock Incentive Plan
      10.3(1) Licensing Agreement with PhantomFilm.com
      10.4(3) 2000 Stock Incentive Plan
      10.5(4) Consultant Compensation Agreement No. 2

      10.6(5) AlphaTrade.com 2001 Stock Option Plan
      10.7(6) AlphaTrade.com 2002 Stock Option Plan
      10.8    Consultancy Agreement with Penny Perfect
      10.9    Consultancy Agreement with Gordon Muir
      99.1 Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
      99.2 Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
      -----------------------
          (1) Incorporated by reference to the Form 10-SB/A filed November 23, 1999.
          (2)     Incorporated by reference the Form  S-8 filed December 20,
                  1999.
          (3)     Incorporated by reference the Form  S-8 filed October 19,
                  2000.
          (4)     Incorporated by reference the Form  S-8 filed January 11,
                  2001.
          (5)     Incorporated by reference the Form  S-8 filed December 10,
                  2001.
          (6)     Incorporated by reference the Form  S-8 filed January 3, 2003.

    (b)      Reports on Form 8-K

             None

Page F-1


                                 ALPHATRADE.COM

                              FINANCIAL STATEMENTS

                                December 31, 2002





                                 C O N T E N T S



Independent Auditors' Report............................................ 2

Balance Sheet........................................................... 3

Statements of Operations................................................ 4

Statements of Stockholders' Equity (Deficit)............................ 5

Statements of Cash Flows................................................ 7

Notes to the Financial Statements....................................... 9

Page F-2
                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Stockholders of
AlphaTrade.com
Vancouver, B.C. Canada

We have audited the accompanying balance sheet of AlphaTrade.com at December 31, 2002, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AlphaTrade.com at December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has recorded significant losses from operations, has insufficient revenues to support operational cash flows and has a working capital deficit, which together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




HJ & Associates, LLC
Salt Lake City, Utah
February 5, 2003

Page F-3
                                 ALPHATRADE.COM
                                  Balance Sheet

                                     ASSETS
                                     ------                     December 31,
                                                                    2002
CURRENT ASSETS                                                  ------------

   Cash                                                         $     30,236
   Accounts Receivable - Trade, net                                   18,011
                                                                ------------
     Total Current Assets                                             48,247
                                                                ------------
FIXED ASSETS, NET (Note 2)                                            76,689
                                                                ------------
OTHER ASSETS
   Related party receivable (Note 6)                                   5,116
                                                                ------------
     Total Other Assets                                                5,116
                                                                ------------
     TOTAL ASSETS                                               $    130,052
                                                                ============
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
CURRENT LIABILITIES
   Cash overdraft                                               $        268
   Accounts payable                                                  410,019
   Related party payables (Note 6)                                   279,931
   Stock subscription payable                                         10,455
   Accrued liabilities                                                12,404
   Deferred revenue (Note 1)                                          44,271
                                                                ------------
     Total Current Liabilities                                       757,348
                                                                ------------
     Total Liabilities                                               757,348
                                                                ------------
   Commitments and Contingencies (Note 7)                                  -

STOCKHOLDERS' EQUITY (DEFICIT)
   Convertible preferred stock: par value $0.001 per share;
    10,000,000 shares authorized, 2,000,000 shares issued
    and outstanding (Note 3)                                           2,000
   Common stock: $0.001 par value 100,000,000 shares
    authorized; 8,545,297 shares issued and outstanding                8,545
   Additional paid-in capital                                     14,834,992
   Accumulated deficit                                           (15,472,833)
                                                                ------------
     Total Stockholders' Equity (Deficit)                           (627,296)
                                                                ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)       $    130,052
                                                                ============



   The accompanying notes are an integral part of these financial statement.

Page F-4
                                 ALPHATRADE.COM
                            Statements of Operations
                                                   For the Years Ended
                                                       December 31,
                                           -----------------------------------
                                                  2002              2001
                                           ----------------  -----------------
REVENUE

   Subscription revenue                    $        503,292   $        238,189
                                           ----------------   ----------------
     Total Revenue                                  503,292            238,189
                                           ----------------   ----------------

EXPENSES

   Depreciation expense                              45,511             44,537
   Rent expense                                      94,359             89,766
   General and administrative expenses            4,849,733          5,507,001
                                           ----------------   ----------------
     Total Expenses                               4,989,603          5,641,304
                                           ----------------   ----------------
LOSS FROM OPERATIONS                             (4,486,311)        (5,403,115)
                                           ----------------   ----------------
OTHER INCOME (EXPENSES)

   Other income                                      10,405              9,003
   Interest expense                                 (49,223)           (94,978)
   Gain on forgiveness of debt                      289,040             72,111
                                           ----------------   ----------------
     Total Other Income (Expenses)                  250,222            (13,864)
                                           ----------------   ----------------
NET LOSS                                   $     (4,236,089)  $     (5,416,979)
                                           ================   ================
BASIC LOSS PER SHARE (Note 1)

   Loss per share                          $          (0.96)  $         (10.40)
                                           ================   ================
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                      4,401,942            520,698
                                           ================   ================















   The accompanying notes are an integral part of these financial statement.

Page F-5
                                 ALPHATRADE.COM
                  Statements of Stockholders' Equity (Deficit)

                                   Preferred Stock          Common Stock        Additional
                              -----------------------  -----------------------   Paid-In     Accumulated
                                Shares       Amount      Shares       Amount     Capital       Deficit
                              ----------  -----------  -----------  ----------  ----------  -------------
Balance December 31, 2000      2,000,000  $     2,000      305,251  $      305  $5,044,105  $ (5,819,765)

Common stock issued for
 services  at $3 to $25
 per share                             -            -      326,996         327   1,894,775             -

Common stock issued for
 exercise of options valued
 at $25 to $175 per share              -            -       88,495          89   2,265,517             -

Common stock issued for
 exercise of warrants valued
 at $3 per share                       -            -          300           -       3,750             -

Common stock issued for
 prepaid services at $3 to
 $7 per share                          -            -        2,744           3      11,845             -

Common stock issued for
 extinguishment of debt at
 $3 to $5 per share                    -            -      121,731         122     448,803             -

Common stock issued for
 charitable contributions
 at $7 to $14 per share                -            -        1,000           1      10,249             -

Options granted below market
 value                                 -            -            -           -      14,210             -

Net loss for the year ended
   December 31, 2001                   -            -            -           -           -    (5,416,979)
                              ----------  -----------  -----------  ----------  ----------  ------------
Balance, December 31, 2001     2,000,000  $     2,000      846,517  $      847  $9,693,254  $(11,236,744)
                              ----------  -----------  -----------  ----------  ----------  ------------













   The accompanying notes are an integral part of these financial statement.

Page F-6
                                 ALPHATRADE.COM
            Statements of Stockholders' Equity (Deficit) (Continued)

                                   Preferred Stock          Common Stock         Additional
                              -----------------------  -----------------------    Paid-In     Accumulated
                                Shares       Amount      Shares       Amount      Capital       Deficit
                              ----------  -----------  -----------  ----------  -----------  -------------

Balance December 31, 2001     2,000,000   $     2,000      846,517  $      847  $ 9,693,254  $(11,236,744)

Common stock issued for
 cash at an average price
 of $0.15 per share                   -             -    1,767,500       1,767      265,428             -

Common stock issued for
 services at an average price
 of $0.94 per share                   -             -    4,030,030       4,030    3,755,589             -

Common stock issued for
 conversion of debt at an
 average price of $0.57 per
 share                                -             -    1,901,250       1,901    1,078,407             -

Warrants granted at fair
 market value                         -             -            -           -       42,314             -

Net loss for the year ended
   December 31, 2002                  -             -            -           -            -    (4,236,089)
                              ---------   -----------  -----------  ----------  -----------  ------------
Balance, December 31, 2002    2,000,000   $     2,000    8,545,297  $    8,545  $14,834,992  $(15,472,833)
                              =========   ===========  ===========  ==========  ===========  ============























   The accompanying notes are an integral part of these financial statement.

Page F-7
                                 ALPHATRADE.COM
                            Statements of Cash Flows

                                                                        For the Years Ended
                                                                            December 31,
                                                                 -------------------------------
                                                                      2002             2001
                                                                 --------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                      $   (4,236,089) $   (5,416,979)
   Adjustments to reconcile net loss to net cash used
    by operating activities:
     Common stock issued for services and contributions               3,759,619       4,170,957
     Depreciation expense                                                45,511          44,537
     Services for note payable                                          270,000               -
     Gain on forgiveness of debt                                       (289,039)        (72,111)
     Warrants and options granted at fair market value                   42,314          14,210
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                         (11,194)         (6,817)
     (Increase) decrease in prepaid expenses                             23,728          48,954
     Increase (decrease) in accounts payable and accrued expenses        19,953         764,567
     Increase (decrease) in deferred revenue                             20,438          23,833
                                                                 --------------  --------------
       Net Cash Used by Operating Activities                           (354,759)       (428,849)
                                                                 --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Increase in related party receivable                                  (5,116)              -
   Purchase of fixed assets                                              (5,000)              -
                                                                 --------------  --------------
       Net Cash Used by Investing Activities                            (10,116)              -
                                                                 --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from cash overdraft                                             268               -
   Proceeds from notes payable                                                -         656,629
   Payments on notes payable                                                  -        (305,069)
   Proceeds from notes payable - related parties                        280,992         109,506
   Payments on notes payable - related parties                         (184,449)        (17,206)
   Proceeds from stock subscription                                      10,455               -
   Common stock issued for cash                                         267,195           3,750
                                                                 --------------  --------------
       Net Cash Provided by Financing Activities                        374,461         447,610
                                                                 --------------  --------------
NET CHANGE IN CASH                                                        9,586          18,761

CASH AT BEGINNING OF YEAR                                                20,650           1,889
                                                                 --------------  --------------
CASH AT END OF YEAR                                              $       30,236  $       20,650
                                                                 ==============  ==============



   The accompanying notes are an integral part of these financial statement.

Page F-8
                                 ALPHATRADE.COM
                            Statements of Cash Flows

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

   Interest paid                                                 $            -  $       64,766
   Income taxes paid                                             $            -  $            -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

   Common stock issued for prepaid services                      $            -  $       11,848
   Common stock issued for services                              $    3,759,619  $    4,170,957
   Common stock issued for conversion of debt to equity          $    1,080,308  $      448,925







































   The accompanying notes are an integral part of these financial statement.

Page F-9
                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

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

          a. Organization and Business Activities

          AlphaTrade.com was incorporated under the laws of the State of Nevada on June 6, 1995 as Sierra Gold Development Corp. It then changed its name to Honor One Corporation on October 29, 1998 and on January 6, 2001 changed its name to AlphaTrade.com (the Company). The Company provides both real-time and delayed stock market quotes to subscribers via the internet.

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

Page F-10
                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

NOTE 1 -  NATURE OF ORGANIZATION (Continued)

          f. Basic Loss Per Share

          The computation of basic and diluted loss per share of common stock is based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents have not been included because they are antidilutive in nature. The Company has excluded 11,382,815 common stock equivalents comprised of convertible preferred stock, options, and warrants.

          g. Income Taxes

          Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

          Net deferred tax assets consist of the following components as of December 31, 2002 and 2001:

                                                   2002         2001
                                              ------------  -----------
          Deferred tax assets
          NOL Carryover                       $ 2,124,794  $ 1,844,058
                                              -----------  -----------
                                                2,124,794    1,844,058

          Deferred tax liabilities                      -            -

          Valuation allowance                  (2,124,794)  (1,844,058)
                                              -----------  -----------
          Net deferred tax asset              $         -  $         -
                                              ===========  ===========

          The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2002 and 2001 due to the following:

Page F-11
                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

NOTE 1 -  NATURE OF ORGANIZATION (Continued)

          g. Income Taxes (Continued)

                                                  2002          2001
                                              ------------ ------------
          Book loss                           $(1,652,075) $(2,112,621)
          Stock for services/options expense    1,482,754    1,632,215
          Contribution Carryover                        -        1,475
          Depreciation                              6,045       (3,252)
          Meals and Entertainment                   2,740        2,740
          Other                                         -       63,767
          Valuation allowance                     160,536      415,676
                                              -----------  -----------
                                              $         -  $         -
                                              ===========  ===========

          At December 31, 2002, the Company had net operating loss carryforwards of approximately $5,400,000 that may be offset against future taxable income from the year 2002 through 2022. No tax benefit has been reported in the December 31, 2002 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

          Due to the  change in  ownership  provisions  of the Tax Reform Act of
          1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

          h. Revenue Recognition

          The Company recognizes subscription fees revenue when the services have been provided. The Company generally receives its monthly subscriptions in the month prior to the service being provided, accordingly the Company had deferred revenue of $44,271 at December 31, 2002.

          i. Newly Issued Accounting Pronouncements

          In April 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement of Financial Accounting Standards No. 4 (SFAS 4). Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS 145 also amends Statement of Financial Accounting Standards No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS 145 is effective for

Page F-12
                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

NOTE 1 -  NATURE OF ORGANIZATION (Continued)

          i. Newly Issued Accounting Pronouncements (Continued)

          financial statements issued after May 15, 2002, and with respect to the impact of the reporting requirements of changes made to SFAS 4 for fiscal years beginning after May 15, 2002. The adoption of the applicable provisions of SFAS 145 did not have an effect on our financial statements. The Company reclassified the gain on extinguishments of debt for 2001 to confirm with the 2002 presentation.

          In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The Company is currently reviewing SFAS 146 and intends to implement it no later than January 1, 2003.

          In October 2002, the FASB issued Statement No. 147 "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" (SFAS 147). SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. SFAS 147 is effective October 1, 2002. The adoption of the applicable provisions of SFAS 147 did not have an effect on our financial statements.

          In December 2002, the FASB issued Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (SFAS 148). SFAS 148 provides alternate methods of transition for a voluntary change to the fair value based

Page F-13
                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

NOTE 1 -  NATURE OF ORGANIZATION (Continued)

          i. Newly Issued Accounting Pronouncements (Continued)

          method  of  accounting  for  stock-based  employee  compensation.   In
          addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. SFAS 148 is effective for fiscal years beginning after December 15, 2003. The Company is currently reviewing SFAS 148.

          j. Advertising

          The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the years ended December 31, 2002 and 2001 was $63,171 and $49,085, respectively.

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

NOTE 2 -  FIXED ASSETS

          Fixed assets at December 31, 2002 consisted of the following:

             Office equipment                   $            21,337
             Computer equipment                             138,044
             Software                                        68,175
             Less accumulated depreciation                 (150,867)
                                                -------------------
                                                $            76,689
                                                ===================

          Depreciation expense for the years ended December 31, 2002 and 2001 was $45,511 and $44,537, respectively.

NOTE 3 - CONVERTIBLE PREFERRED STOCK

          The Company has 2,000,000 outstanding shares of convertible Class "A" preferred stock with the following features:

Page F-14
                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

NOTE 3 - CONVERTIBLE PREFERRED STOCK (Continued

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

NOTE 4 -  OPTIONS

          At December 31, 2002, the Company had authorized the following options pursuant to the 2002 stock option plan:

                 Exercise       Number       Number     Number
                  Price       Authorized   Exercised  Outstanding
             ---------------  ----------   ---------  -----------
             Market value on
               date of grant   1,200,000           -    1,200,000
                              ----------   ---------  -----------
                               1,200,000           -    1,200,000
                              ==========   =========  ===========

          Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under such plan consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation," the Company's net income
          (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                                 For the
                                                               Years Ended
                                                               December 31,
                                                       -------------------------
                                                            2002        2001
                                                       ------------ ------------

          Net loss as reported                         $(4,236,089) $(5,416,979)
          Proforma                                      (4,236,089)  (5,875,595)
          Basic and diluted loss per share as reported       (0.96)      (10.40)
          Pro forma                                          (0.96)      (11.28)

Page F-15
                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

NOTE 5 -  WARRANTS

          The Company had the following warrants outstanding at December 31, 2002:

                                     Number of
                          Number of    Shares
    Grant     Exercise      Shares   Exercised/   Total        Expiration
    Date        Price      Granted   Cancelled   Remaining        Date
-----------  ---------  -----------  ---------  ----------  -------------

  1/7/1999   $   12.50       20,000     20,000          -        1/7/2005
  6/7/1999   $   12.50       10,000     10,000          -        6/7/2005
10/19/1999   $   12.50       12,000     10,200      1,800      10/19/2005
11/16/1999   $  312.50          100        100          -      11/10/2002
  11/11/99   $   12.50        3,000      3,000          -      11/11/2005
  2/7/2000   $   12.50        2,478      2,478          -        2/7/2005
  4/7/2000   $   12.50       13,115     13,100         15        4/7/2005
  5/1/2000   $   12.50        3,000          -      3,000        5/1/2005
 7/27/2000   $   12.50       28,000          -     28,000       7/27/2005
  1/3/2001   $    6.00        5,000      5,000          -       7/27/2005
 4/11/2001   $    5.50       21,500     21,500          -       4/11/2006
 7/15/2001   $    7.50          500        500          -       7/15/2002
01/23/2002   $    2.15      150,000          -    150,000      01/23/2007
 11/1/2002   $    0.30      200,000          -    200,000      04/30/2003
 11/1/2002   $    0.40       72,500          -     72,500      04/30/2003
                        -----------  ---------  ---------
                            541,193     85,878    455,315
                        ===========  =========  =========

NOTE 6 -  RELATED PARTY TRANSACTIONS

          Related Party Receivable
          ------------------------
          The Company has loaned another Company related by common management $5,116. The loan is unsecured, non-interest bearing and due upon demand.

          Notes Payable
          -------------
          During the years ended December 31, 2002 and 2001, the Company received loans of $280,992 and $109,506, respectively from related parties. These loans bear interest at 10%, are unsecured and are due upon demand. The Company also made payments of $184,499 and $17,206 on the related party loans during the years ended December 31, 2002 and 2001, respectively.

          At December 31, 2002, the Company owed related parties $279,931. These loans bear interest at 10%, are unsecured and are due upon demand.

Page F-16
                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

NOTE 6 -  RELATED PARTY TRANSACTIONS (Continued)

          Stock Issuances
          ---------------
          During the year ended December 31, 2002, related parties converted $1,079,347 of notes payable into equity. The related parties received 1,897,475 shares of common stock. Each conversion of debt to equity was recorded at the closing share price on the date of conversion.

NOTE 7 -  COMMITMENTS AND CONTINGENCIES

          Office Lease
          ------------
          The Company leases office space as a part of a sublease on a month-to-month basis. The lease expires in March 2004. The monthly lease payment is $6,000. Rent expense for the years ended December 31, 2002 and 2001 was $94,359 and $89,766, respectively, which includes common area maintenance charges.

          Third Party Providers
          ---------------------
          The Company has a contract with Reuters which calls for monthly payments of $20,000 and an agreement with Comtex News Network, Inc. which calls for monthly payments of $3,850. Both contracts renew annually unless otherwise terminated. The Company has re-signed with Reuters for a two-year contract which expires March 2004.

NOTE 8 -  GOING CONCERN

          The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had limited revenues, has generated significant losses from operations and has a deficit in its working capital.

          In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans include concentrating its efforts on licensing the Company's technology and raising additional capital through loans from shareholders. The Company intends to license its technology to companies in the investment community to provide as a service to their clients. The Company expects that it will need $150,000 to cover its negative cash flow until the licenses are sold or $500,000 of additional funds if it is unsuccessful in accomplishing any of its plans.

Page F-17
                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

NOTE 8 -  GOING CONCERN (Continued)

          The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 9 -  SUBSEQUENT EVENTS

          Employment Agreements
          ---------------------
          Effective   January  1,  2003,  the  Company  has  signed   consulting
          agreements with its President and its CEO. These agreements are similar in nature and provide the following terms per agreement:

               Term of Agreement    3 years

               Compensation         (a) Base Salary - $20,000 per month  payable
                                    in cash or common shares of the Company.

                                    (b)  Signing  Bonus -  1,000,000  shares  of
                                    Company's  common  stock  and an  option  to
                                    purchase 2,500,000 shares of common stock at
                                    $0.45   per   share.    All   options   vest
                                    immediately.

                                    (c) Cash Bonus - An annual cash bonus to be determined by the Board of Directors based upon the achievement of performance goals set by Management and of no less than the annual compensation.

                                    (d) Expense Reimbursement- Reimbursement for
                                    expenses  incurred on the  Company's  behalf
                                    including: vehicle expenses, business travel
                                    and  entertainment  expenses,  and  dues for
                                    memberships    in   clubs    and    business
                                    organizations.

                                    (e) Standard Employee Benefits - including medical and dental reimbursement and annual vacation.

                                    (f) Bonus Stock Options - The Company will grant options to purchase 5,000,000 shares each on March 31, 2003 and of common stock which will vest 2,000,000 common shares on March 31, 2004, and 1,000,000 common shares on March 31, 2005, these options carry an anti-dilutive provision and are not subject to reverse-splits.

Page F-18
                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

NOTE 9 -  SUBSEQUENT EVENTS (Continued)

          Employment Agreements (Continued)
          ---------------------
                                    (g) Stock Bonus - The Company will issue a stock bonus of 2,000,000 shares annually on March 31, of each year. The stock bonus carries an anti-dilutive provision and are not subject to reverse-splits.

                                    (h) Home Mortgage Expenses - The Company will pay Home Mortgage expenses incurred by the officer.

                                    (i)  Indemnification - The Company agrees to
                                    indemnify the officers for loss on any personal assets pledged due to a lack of Directors and Officers insurance.

Equity Issuances
----------------

          On January 7, 2003, the Company granted 100,000 options to a consultant for services to be rendered. The options vest immediately and are exercisable at $0.25 per share.

          On January 8, 2003, the Company granted 5,000,000 options to its President and CEO. The options vest immediately and are exercisable at $0.45 per share.

          On January 10, 2003, the Company granted 30,000 options for services to be rendered. The options vest immediately and are exercisable at $0.25 per share.

          On January 10, 2003, the Company issued 99,000 shares of common stock for services to be rendered. The shares were valued at $0.52 per share for total consideration of $51,480.

          On January 14-15th , 2003, the Company granted 55,000 options for services to be rendered. The options vest immediately and are exercisable at $0.25 per share.

          On January 15, 2003, the Company issued 20, 000 shares of common stock for services to be rendered. The shares were valued at $0.58 per share for total consideration of $11,600.

          On February 5, 2003, the Company granted 200,000 options to a consultant for services to be rendered. The options vest immediately and are exercisable at $0.25 per share.

Page F-19
                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

NOTE 9 -  SUBSEQUENT EVENTS (Continued)

Equity Issuances
----------------

          On February 5, 2003, the Company issued 2,000,000 shares of common stock to its president and CEO as signing bonuses for their employment contracts. The shares were valued at $0.58 per share for a total expense of $1,160,000.

          On February 13, 2003, the Company issued 30,000 shares of common stock to unrelated third parties for services to be provided. The shares were valued at $0.83 per share for total consideration of $24,900.

          On February 20, 2003, the Company granted 100,000 options to a consultant or services to be rendered. The options vest immediately and are exercisable at $0.25 per share.

          On February 20, 2003, the Company issued 10,000 shares of common stock for services to be rendered. The shares were valued at $0.91 per share for total consideration of $9,100.

          On February 20, 2003, the Company issued 20,000 shares of common stock as a charitable contribution valued at $0.91 per share for total consideration of $18,200.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     ALPHATRADE.COM


Dated:  March 26, 2003                               By: /s/ Penny Perfect
                                                     ---------------------
                                                     Penny Perfect
                                                     President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities, and on the dates, indicated.


  Signature                Title                    Date



/s/ Gordon Muir            Director            March 26, 2003
------------------
Gordon J. Muir


/s/  Penny Perfect         Director            March 26, 2003
------------------
Penny Perfect

/s/ Lisa McVeigh           Director            March 26, 2003
------------------
Lisa McVeigh


/s/ Raymond Hatch          Director            March 26, 2003
------------------
Raymond Hatch

Certifications
--------------
                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Gordon Muir, Chief Executive Officer of AlphaTrade.com (the registrant"), certify that:

         1. I have reviewed this annual report on Form 10-KSB of AlphaTrade.com;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003



/s/   Gordon Muir
------------------
Gordon Muir
Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, _Brooke Styba, Principal Accounting Officer of AlphaTrade.com (the "registrant"), certify that:

         1. I have reviewed this annual report on Form 10-KSB of AlphaTrade.com;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003


/s/Brooke Styba
----------------------
Principal Accounting Officer