Form 10QSB
period 2003-03-31
ALPHATRADE COM
filed 2003-05-15
CIK 1076462

================================================================================
                             WASHINGTON, D.C. 20549
                             -----------------------

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2003; or

     [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                For the transition period _________ to __________

                         Commission File Number: 0-25631
                             -----------------------

                                 ALPHATRADE. COM
        (Exact name of small business issuer as specified in its charter)

            Nevada                                            98-0211652
(State or other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)

          SUITE400 - 1111 WEST GEORGIA ST, VANCOUVER BC V6E 4M3 CANADA
               (Address of principal executive offices) (Zip Code)

                                 (604) 681-7503
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                  ---  ---

         State the number of shares outstanding of the issuer's common equity:
$0.001 par value, as of March 31, 2003, was 11,209,297.

         Transitional Small Business Disclosure Format. Yes   No X
                                                           ---  ---

                              Report on Form 10-QSB

                      For the Quarter Ended March 31, 2003

                                      INDEX

                                                                           Page
                                                                           ----
Part I. Financial Information

        Item 1. Financial Statements (unaudited)..........................   3

                Balance Sheet ............................................   4
                Statements of Operations .................................   5
                Statements of Stockholders' Equity (Deficit)..............   6
                Statements of Cash Flows..................................   7
                Notes to the Financial Statements ........................   8

        Item 2. Management's Discussion and Analysis or Plan of Operation   11

        Item 3. Controls and Procedures ..................................  13

Part II. Other Information

        Item 1. Legal Proceedings ........................................  13

        Item 2. Changes in Securities ....................................  13

        Item 3. Defaults Upon Senior Securities ..........................  14

        Item 4. Submission of Matters to a Vote of Security Holders ......  14

        Item 5. Other Information ........................................  14

        Item 6. Exhibits and Reports on Form 8-K .........................  14

                Signatures................................................  15

                Certifications............................................  16

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.













                                  ALPHATRADE.COM

                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

                      March 31, 2003 and December 31, 2002
                      ------------------------------------

                                 ALPHATRADE.COM
                                  Balance Sheet
                                   (Unaudited)

                                     ASSETS
                                     ------
                                                                   March 31,
                                                                     2003
CURRENT ASSETS                                                    -----------

   Cash                                                           $    18,735
   Prepaid expenses                                                     2,327
   Accounts Receivable - Trade, net                                    16,835
                                                                  -----------
     Total Current Assets                                              37,897
                                                                  -----------
FIXED ASSETS, NET                                                      65,311
                                                                  -----------
OTHER ASSETS

   Related party receivable                                             6,971
                                                                  -----------
     Total Other Assets                                                 6,971
                                                                  -----------
     TOTAL ASSETS                                                 $   110,179
                                                                  ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
CURRENT LIABILITIES

   Accounts payable                                               $   420,609
   Related party payables                                           4,594,044
   Accrued liabilities                                                 12,404
   Deferred revenue                                                    43,660
                                                                  -----------
     Total Current Liabilities                                      5,070,717
                                                                  -----------
     Total Liabilities                                              5,070,717
                                                                  -----------
   Commitments and Contingencies                                            -

STOCKHOLDERS' EQUITY (DEFICIT)

   Convertible preferred stock: par value $0.001 per share;
    10,000,000 shares authorized, 2,000,000 shares issued
    and outstanding                                                     2,000
   Common stock: $0.001 par value 100,000,000 shares
    authorized; 11,209,297 shares issued and outstanding               11,209
   Additional paid-in capital                                      16,412,108
   Subscribed stock                                                   175,911
   Accumulated deficit                                            (21,561,766)
                                                                  -----------
     Total Stockholders' Equity (Deficit)                          (4,960,538)
                                                                  -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $   110,179
                                                                  ===========

                                 ALPHATRADE.COM
                             Statement of Operations
                                   (Unaudited)


                                                  For the Three Months Ended
                                                           March 31,
                                                ------------------------------
                                                     2003            2002
                                                --------------  --------------
REVENUE

   Subscription revenue                         $     197,920   $      97,534
                                                -------------   -------------
     Total Revenue                                    197,920          97,534
                                                -------------   -------------
EXPENSES

   Depreciation expense                                11,378          11,378
   Rent expense                                        26,147          22,085
   General and administrative expenses              6,257,731         397,750
                                                -------------   -------------
     Total Expenses                                 6,295,256         431,213
                                                -------------   -------------
LOSS FROM OPERATIONS                               (6,097,336)       (333,679)
                                                -------------   -------------
OTHER INCOME (EXPENSES)

   Other income                                        13,140           5,675
   Interest expense                                    (4,737)        (15,624)
                                                -------------   -------------
     Total Other Income (Expenses)                      8,403          (9,949)
                                                -------------   -------------
NET LOSS                                        $  (6,088,933)  $    (343,628)
                                                =============   =============
BASIC LOSS PER SHARE

   Loss per share                               $       (0.61)  $       (0.34)
                                                =============   =============
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                        9,962,464       1,021,146
                                                =============   =============

                                 ALPHATRADE.COM
                  Statements of Stockholders' Equity (Deficit)

                                 Preferred Stock        Common Stock      Additional
                              -------------------- ---------------------   Paid-In      Accumulated
                                Shares    Amount     Shares     Amount     Capital        Deficit
                              ---------  --------- ----------  ---------  -----------  -------------
Balance,
 December 31, 2001            2,000,000  $   2,000    846,517  $     847  $ 9,693,254  $(11,236,744)

Common stock issued for
 cash at an average price
 of $0.15 per share                   -          -  1,767,500      1,767      265,428             -

Common stock issued for
 services at an average price
 of $0.94 per share                   -          -  4,030,030      4,030    3,755,589             -

Common stock issued for
 conversion of debt at an
 average price of $0.57 per
 share                                -          -  1,901,250      1,901    1,078,407             -

Warrants granted at fair
 market value                         -          -          -          -       42,314             -

Net loss for the year ended
 December 31, 2002                    -          -          -          -            -    (4,236,089)
                              ---------  --------- ----------  ---------  -----------  ------------
Balance,
 December 31, 2002            2,000,000      2,000  8,545,297      8,545   14,834,992   (15,472,833)

Common stock issued for
 services (Unaudited)                 -          -  2,664,000      2,664    1,577,116             -

Net loss for the three
months ended March 31,
2003 (Unaudited)                      -          -          -          -            -    (6,088,933)
                              ---------  --------- ----------  ---------  -----------  ------------
Balance, March 31, 2003
 (Unaudited)                  2,000,000  $   2,000 11,209,297  $  11,209  $16,412,108  $(21,561,766)
                              =========  ========= ==========  =========  ===========  ============

                                 ALPHATRADE.COM
                            Statements of Cash Flows
                                   (Unaudited)
                                                     For the Three Months Ended
                                                             March 31,
                                                    ----------------------------
                                                      2003                2002
                                                    -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                            $(6,088,933)   $  (343,628)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
   Common stock issued for services and contributions  1,579,781        205,940
   Depreciation expense                                   11,378         11,378
   Warrants and options granted at fair market value           -         42,314
 Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable              1,176          3,205
   (Increase) decrease in prepaid expenses                (2,327)         9,038
   Increase (decrease) in accounts payable
     and accrued expenses                              4,373,166        977,379
   Increase (decrease) in deferred revenue                  (611)       (23,317)
                                                     -----------    -----------
     Net Cash Used by Operating Activities              (126,370)       882,309
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Increase in related party receivable                     (1,855)             -
 Purchase of fixed assets                                      -         (5,000)
                                                     -----------    -----------
     Net Cash Used by Investing Activities                (1,855)        (5,000)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from subscribed stock                          175,910              -
 Payment of cash overdraft                                  (268)             -
 Proceeds from notes payable                                   -        112,141
 Payments on notes payable                                     -       (428,480)
 Proceeds from related parties                            27,082        126,694
 Payments to related parties                             (86,000)      (707,525)
                                                     -----------    -----------
     Net Cash Provided by Financing Activities           116,724       (897,170)
                                                     -----------    -----------
NET CHANGE IN CASH                                       (11,501)       (19,861)

CASH AT BEGINNING OF YEAR                                 30,236         20,650
                                                     -----------    -----------
CASH AT END OF YEAR                                  $    18,735    $       789
                                                     ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Interest paid                                       $         -    $         2
 Income taxes paid                                   $         -    $         -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
 Common stock issued for prepaid services            $         -    $     7,571
 Common stock and options issued for services        $ 1,579,781    $   240,683
 Common stock issued for debt                        $         -    $ 1,120,585

NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

          The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

          In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans include concentrating its efforts on licensing the Company's technology and raising additional capital through loans from shareholders. The Company intends to license its technology to companies in the investment community to provide as a service to their clients. The Company expects that it will need $150,000 to cover its negative cash flow until the licenses are sold or $500,000 of additional funds if it is unsuccessful in selling the licenses for its operations in 2003. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

          The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 -  SIGNIFICANT EVENTS

          During the quarter ended March 31, 2003, the Company issued 2,000,000 shares of common stock valued at $0.58 per share to related parties pursuant to employment agreements.

          During the quarter ended March 31, 2003, the Company issued 20,000 shares of common stock valued at $0.91 per share for charitable contributions.

          During the quarter ended March 31, 2003, the Company issued 644,000 shares of common stock valued at an average price of $0.62 per share for consulting services which had been rendered.

          All issuances of common stock were valued at the closing price of the common stock on the dates of authorization.

NOTE 4 -  RELATED PARTY TRANSACTIONS

          During the quarter ended March 31, 2003, related parties advanced $27,082 to the Company for working capital.

          During the quarter ended March 31, 2003, the Company paid related parties $86,000 for the repayment of prior advances.

          The Company has accrued a bonus payable of $4,240,000 which consists of $120,000 for accrued year end bonus and $4,120,000 which is the value of 4,000,000 shares of common stock issued in May which were due on March 31, 2003 pursuant to the terms of the employment agreements. The bonus payable accrual is included in the related party payables amount of $4,594,044. The balance of the related party payable has carried forward from December 31, 2002 and includes officer salaries of $120,000 for the quarter ended March 31, 2003.

          On January 8, 2003, pursuant to their employment agreements, the Company granted the President and Chief Executive Officer options to acquire 5,000,000 shares of common stock at an exercise price of $0.45 per share. The options expire on January 8, 2006. The options were granted at the closing price on the date of grant so there is no additional intrinsic expense, however the fair value as determined by the Black Scholes method was $1,835,170

          On March 31, 2003, pursuant to their employment agreements, the Company granted the President and Chief Executive Officer options to acquire 4,000,000 shares of common stock which have an exercise price of $1.03 per share. The options expire on March 31, 2006. The options were granted at the closing price on the date of grant so there is no additional intrinsic expense, however the fair value as determined by the Black Scholes method was $1,480,000.

NOTE 5 -  SUBSEQUENT EVENTS

          Subsequent to March 31, 2003, the Company issued 4,000,000 shares to related parties as payment for the accrued bonus payable of $4,120,000.

          Subsequent to March 31, 2003, the Company issued 235,000 shares of common stock for services which will be valued at the closing prices on the dates of authorization.

          Subsequent to March 31, 2003, the Company issued 100,000 shares of common stock for cash of $55,000.

          Subsequent to March 31, 2003, the Company issued 25,000 shares of common stock for finders fees which will be valued at the closing prices on the dates of authorization.

          Subsequent to March 31, 2003, the Company issued 108,000 shares of common stock for cash of $32,400.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Forward-looking and Cautionary Statements

This report contains certain forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks and uncertaintie0s. These factors may cause our company's, or our industry's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will" "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology.

These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

         Business Overview
         -----------------
AlphaTrade.com was incorporated under the laws of the State of Nevada on June 6, 1995 as Sierra Gold Development Corp. We changed our name to Honor One Corporation on October 29, 1998 and on January 6, 2001 changed our name to AlphaTrade.com. We provide both real-time and delayed stock market quotes to subscribers via the internet.

We are marketing our professional stock quote service called E-Gate using several effective business strategies. These strategies utilize a mix of direct sales and strategic marketing relationships to target sizeable and active investors with a proven interest in stock quote services. The affiliate program, wherein E-Gate is customized for corporate websites, has been one of our more successful methods of generating new subscriptions. Our marketing focus is on the competitive advantages offered by the E-Gate product such as its feature rich applications, service reliability, substantial cost savings, multi-lingual capabilities, exceptional customer service and user-friendly applications.

AlphaTrade's operating revenues currently consist primarily of monthly subscription fees. However new revenue streams are being added from corporate advertising, licensing fees and product development.

AlphaTrade's market penetration is expanding. Most new corporate business is derived from referrals or from financial companies seeking to dramatically reduce their operating costs. E-Gate offers an equal or better product but at a price more reflective of today's business conditions. On a comparative basis, AlphaTrade can reduce monthly costs for stock brokers for a professional level stock quote service as much as 200 to 300%. This cost savings combined with the quality of the product is one of the main factors driving new business to AlphaTrade.

General revenues in the first quarter of 2003 increased 103% over the same period in 2002. It is anticipated that growth will continue at this pace or better throughout the balance of 2003 given the financial benefit provided by switching to the E-Gate product.

AlphaTrade's common stock trades under the symbol, APTD on the OTC:BB market and in Frankfurt under the symbol TDR WKN 529988. Further Information may be found at our website www.alphatrade.com
               ------------------
Our plan of operation for the next 12 months is to continue to build our subscription customer base. Management anticipates that there will continue to be some services that will require shares of our common stock to be issued as consideration. These shares have an enhanced restrictive legend that requires approval from our Board of Directors to have the legend released. This approval is based on each individual/company meeting the terms of their agreement.

During the next 12 months, our foreseeable cash requirements will relate to covering our negative cash flow from operations. To date, we have relied on loans from our major stockholders for these operating funds. We estimate that we could require up to $500,000 in such loans during the next 12 months to actively engage in a strong marketing program. There is no guarantee that the shareholders will continue to make such loans, however, in the past these loans have always been granted. Management may at its discretion also seek to raise any required funds through a private placement of "unregistered" and "restricted" securities or any public offering of our common stock.

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

         Results of Operations
         ---------------------
Net revenues for the three months ended March 31, 2003 and 2002 were $197,920 and $97,534, respectively. This is an increase of $100,386 or 103%. We had operating expenses of $6,295,256 for the three months ended March 31, 2003 of which $5,765,298 were share transactions and $529,958 was cash expenses compared to $431,213 for the comparative period of 2002, an increase of $5,864,043 or 1359%. We recorded compensation expense of $1,551,730 for the 2003 period compared to $240,683 from the issuance of common stock and options, for the 2002 period. In the first quarter of 2003, we continued our efforts to build our subscription sales. We also accrued $4,120,00 in officer compensation which we expect to pay in shares of our common stock. Excluding these non cash items operating expenses increased $98,745 and revenue increased by $100,386.

We recorded a net loss from operations of $6,088,933 in the first quarter of 2003 compared to $343, 628 in the first quarter of 2002. The increase was the result of the shares and options issued and to be issued as explained above.

         Liquidity
         ---------
During the three months ended March 31, 2003, we used cash of $126,370 in our operations compared to generating $882,309 in the three months ended March 31, 2002. Conversely, we generated cash from financing activities of $116,724 in the first quarter or 2003 compared to using cash of $897,170 in comparable 2002 quarter. We generated cash from shareholder loans in 2003 and used it to repay shareholder loans in 2002.

Item 3.   Controls and Procedures

         (a) Evaluation of disclosure controls and procedures. Our principal
             ------------------------------------------------
executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act), as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

         (b) Changes in internal controls. There were no significant changes in
             ----------------------------
our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation by our principal executive officer and principal financial officer.


PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings.

         We are not aware of any pending claims or assessments, that may have a material adverse impact on AlphaTrade's financial position or results of operations.

Item 2.  Changes in Securities.

The following unregistered securities have been issued since January 1st, 2003:
                                         Valued
Date         No. of Shares       Title     At         Reason

Jan. 10/03   99,000              Common   $0.25       Services
Jan. 15/03   20,000              Common   $0.30       Services
Feb. 5/03    2,000,000           Common   $0.58       Services
Feb. 13/03   30,000              Common   $0.83       Services
Feb. 20/03   10,000              Common   $0.91       Services
Feb. 20/03   20,000              Common   $0.91       Charitable Donation

The above noted shares were issued in private, isolated transactions without registration under the Securities Act. The shares were issued in reliance on the exemption provided by Rule 506 and/or Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering to Consultants or to companies owned or controlled by Consultants or Officers of AlphaTrade. The shares issued to retire the liability were issued to insiders of AlphaTrade.
..

Item 3. Defaults Upon Senior Securities.

         None.

Item 4. Submission of Matters to a Vote of Security Holders.

         None.

Item 5. Other Information.

         None.

Item 6. Exhibits and Reports on Form 8-K.
              (a) Exhibits

         (a) Exhibits

         Exhibit 99.1 Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Exhibit 99.2 Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



              (b) Report on Form 8-K
                  None

         SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                ALPHATRADE.COM


Date:    13/05/2003                            / s / Penny Perfect
                                               ----------------------------
                                               President / Director



Date:    13/05/2003                            / s / Brooke Styba
                                               ----------------------------
                                               Principal Accounting Officer

                                 ALPHATRADE.COM
                              A Nevada corporation
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                            Section 302 Certification

I, GORDON MUIR, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of AlphaTrade.Com, a Nevada corporation (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  May 13, 2003                               /s/ Gordon Muir
                                                   ----------------------------
                                                   Its: Chief Executive Officer

                                 ALPHATRADE.COM
                              A Nevada corporation
                  CERTIFICATION OF PRINCIPAL ACCOUNTING OFFICER
                            Section 302 Certification

I, BROOKE STYBA, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of AlphaTrade.com, a Nevada corporation (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: May 13, 2003                           /s/ Brooke Styba
                                              ---------------------------------
                                              Its: Principal Accounting Officer