Form 10QSB
period 2003-06-30
ALPHATRADE COM
filed 2003-08-14
CIK 1076462

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                   FORM 10-QSB

           X      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
         -----    EXCHANGE ACT OF 1934

                  For Quarterly period Ended: June 30, 2003; or

         ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

                For the transition period _________ to __________

                         Commission File Number: 0-25631


                             -----------------------


                                 ALPHATRADE.COM
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Nevada                                               98-0211652
 ------------------------------                             ------------------
(State or other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

          SUITE 400 - 1111 WEST GEORGIA ST, VANCOUVER BC V6E 4M3 CANADA
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)



                                 (604 ) 681-7503
                            -------------------------
                           (Issuer's telephone number)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes  X     No
                                                                   ---       ---

        State the number of shares outstanding of the issuer's common equity:
$0.001 par value, as of June 30, 2003, was 16,886,797.

         Transitional Small Business Disclosure Format. Yes       No  X
                                                            ---      ---

                              Report on Form 10-QSB
                       For the Quarter Ended June 30, 2003

                                      INDEX

                                                                          Page
                                                                          ----
Part I.  Financial Information

         Item 1.      Financial Statements (unaudited)...................... 3

                      Balance Sheets.......................................4-5
                      Statements of Operations ............................. 6
                      Statement of Stockholders' Equity (Deficit)........... 7
                      Statements of Cash Flows.............................8-9
                      Notes to the Financial Statements ................... 10


         Item 2.      Management's Discussion and Analysis
                        or Plan of Operation .............................. 14

         Item 3.      Controls and Procedures ............................. 17



Part II. Other Information

         Item 1.      Legal Proceedings ................................... 17

         Item 2.      Changes in Securities ............................... 17

         Item 3.      Defaults Upon Senior Securities ..................... 17

         Item 4.      Submission of Matters to a Vote of Security Holders . 17

         Item 5.      Other Information ................................... 18

         Item 6.      Exhibits and Reports on Form 8-K .................... 18

                      Signatures........................................... 19

                      Certifications.....................................20-25

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

         The accompanying balance sheets of Alphatrade.com at June 30, 2003 and December 31, 2002, related statements of operations, stockholders' equity (deficit) and cash flows for the three and six months ended June 30, 2003 and 2002, have been prepared by our management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2003, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2003.












                                 ALPHATRADE.COM

                              FINANCIAL STATEMENTS

                       June 30, 2003 and December 31, 2002

                                 ALPHATRADE.COM
                                 Balance Sheets




                                     ASSETS
                                     ------

                                                     June 30,  December 31,
                                                       2003       2002
                                                     --------   --------
                                                   (Unaudited)
CURRENT ASSETS

   Cash                                             $  44,548   $ 30,236
   Accounts receivable - trade, net                    20,174     18,011
   Prepaid expenses                                       827       --
                                                     --------   --------

     Total Current Assets                              65,549     48,247
                                                     --------   --------

FIXED ASSETS, NET                                      53,933     76,689
                                                     --------   --------

OTHER ASSETS

   Related party receivable                             8,846      5,116
                                                     --------   --------

     Total Other Assets                                 8,846      5,116
                                                     --------   --------

     TOTAL ASSETS                                   $ 128,328   $130,052
                                                     ========   ========



















The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                           Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT
                 ---------------------------------------------


                                                                 June 30,      December 31,
                                                                   2003           2002
                                                               ------------    ------------
                                                                (Unaudited)

CURRENT LIABILITIES

   Cash overdraft                                              $     10,937    $        268
   Accounts payable                                                 341,055         410,019
   Related party payable                                            632,432         279,931
   Stock subscription payable                                         1,211          10,455
   Accrued liabilities                                               12,404          12,404
   Deferred revenue                                                  55,930          44,271
                                                               ------------    ------------

     Total Current Liabilities                                    1,053,969         757,348
                                                               ------------    ------------

     Total Liabilities                                            1,053,969         757,348
                                                               ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Convertible preferred stock: par value $0.001 per share;
    10,000,000 shares authorized, 2,000,000 shares issued
    and outstanding                                                   2,000           2,000
   Common stock: $0.001 par value 100,000,000 shares
    Authorized 16,886,797 and 8,545,297 shares issued and
    outstanding, respectively                                        16,887           8,545
   Additional paid-in capital                                    21,441,809      14,834,992
   Accumulated deficit                                          (22,386,337)    (15,472,833)
                                                               ------------    ------------

     Total Stockholders' Equity (Deficit)                          (925,641)       (627,296)
                                                               ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                         $    128,328    $    130,052
                                                 =============    ============














   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                            Statements of Operations
                                   (Unaudited)


                                          For the Three Months Ended               For the Six Months Ended
                                                   June 30,                                June 30,
                                      -----------------------------------  ---------------------------------------
                                             2003             2002                2003                 2002
                                      ----------------  -----------------  ------------------  -------------------

REVENUE

   Subscription revenue               $        199,663  $         105,777  $          397,583  $           203,311
                                      ----------------  -----------------  ------------------  -------------------

     Total Revenue                             199,663            105,777             397,583              203,311
                                      ----------------  -----------------  ------------------  -------------------

EXPENSES

   Depreciation expense                         11,378             11,378              22,756               22,756
   Rent expense                                 28,273             24,041              54,420               46,126
   General and administrative
    expenses                                   992,488            966,211           7,250,219            1,363,961
                                      ----------------  -----------------  ------------------  -------------------

     Total Expenses                          1,032,139          1,001,630           7,327,395            1,432,843
                                      ----------------  -----------------  ------------------  -------------------

LOSS FROM OPERATIONS                          (832,476)          (895,853)         (6,929,812)          (1,229,532)
                                      ----------------  -----------------  ------------------  -------------------

OTHER INCOME (EXPENSES)

   Gain on settlement of debt                        -             19,941                   -               19,941
   Interest expense                               (535)           (17,627)             (5,272)             (33,251)
   Other income                                  8,440             16,266              21,580               21,941
                                      ----------------  -----------------  ------------------  -------------------

     Total Other Income
      (Expenses)                                 7,905             18,580              16,308                8,631
                                      ----------------  -----------------  ------------------  -------------------

NET LOSS                              $       (824,571) $        (877,273) $       (6,913,504) $        (1,220,901)
                                      ================  =================  ==================  ===================

NET LOSS PER SHARE                    $          (0.05) $           (0.25) $            (0.57) $             (0.51)
                                      ================  =================  ==================  ===================

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                      16,869,022          3,460,746          12,178,175            2,403,960
                                      ================  =================  ==================  ===================








   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                   Statement of Stockholders' Equity (Deficit)



                                      Preferred Stock       Common Stock        Additional
                                   --------------------   ------------------     Paid-In      Accumulated
                                    Shares     Amount      Shares    Amount      Capital        Deficit
                                   --------- ---------   --------- ---------   ------------   -------------

Balance, December 31, 2001         2,000,000  $  2,000     846,517  $    847   $  9,693,254   $(11,236,744)

Common stock issued for
 cash at an average price
 of $0.15 per share                    --         --     1,767,500     1,767        265,428           --

Common stock issued for
 services at an average price
 of $0.94 per share                    --         --     4,030,030     4,030      3,755,589           --

Common stock issued for
 conversion of debt at an
 average price of $0.57 per
 share                                 --         --     1,901,250     1,901      1,078,407           --


Warrants granted at fair value         --         --          --        --           42,314           --

Net loss for the year ended
 December 31, 2002                     --         --          --        --             --       (4,236,089)
                                   --------- ---------   --------- ---------   ------------   -------------

Balance, December 31, 2002         2,000,000     2,000   8,545,297     8,545     14,834,992    (15,472,833)

Common stock issued for
 services and contributions at
 an average price of $0.76 per
 share (unaudited)                     --         --     3,034,000     3,034      1,912,496           --

Common stock issued for
 payment of accrued bonus at
 $1.03 per share (unaudited)           --         --     4,000,000     4,000      4,116,000           --

Common stock issued for cash
 at an average price of $0.34
 per share (unaudited)                 --         --     1,307,500     1,308        536,442           --

Warrants granted at fair value
 (unaudited)                           --         --          --        --           41,879           --

Net loss for the six months
 ended June 30, 2003
 (unaudited)                           --         --          --        --             --      (6,913,504)
                                   --------- ---------   --------- ---------   ------------   -------------

Balance, June 30, 2003
(unaudited)                        2,000,000  $  2,000  16,886,797  $ 16,887   $ 21,441,809  $(22,386,337)
                                   ========= =========  ==========  ========   ============  ==============








   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                            Statements of Cash Flows
                                   (Unaudited)



                                                                                   For the Six Months Ended
                                                                                            June 30,
                                                                           ---------------------------------------
                                                                                  2003                 2002
                                                                           ------------------  -------------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                                $       (6,913,504) $        (1,220,901)
   Adjustments to reconcile net loss to net cash used
    by operating activities:
     Common stock issued for services and contributions                             1,915,530              908,633
     Common stock issued for prepaid services                                               -               11,264
     Compensation on warrants issued at fair value                                     41,879               42,314
     Depreciation expense                                                              22,756               22,756
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable, net and related
      party receivables                                                                (5,893)              (5,454)
     (Increase) decrease in prepaid expenses, net                                        (827)              11,029
     Increase (decrease) in accounts payable, accrued
      expenses and related party payables                                           4,521,792                  927
     Increase (decrease) in deferred revenue                                           11,659                7,610
                                                                           ------------------  -------------------

       Net Cash Used by Operating Activities                                         (406,608)            (221,822)
                                                                           ------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Increase in related party receivable                                                     -                    -
   Purchase of fixed assets                                                                 -               (5,000)
                                                                           ------------------  -------------------

       Net Cash Used by Investing Activities                                                -               (5,000)
                                                                           ------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Increase in bank overdraft                                                          10,669                1,188
   Common stock issued for cash                                                       537,750                5,000
   Proceeds from related parties                                                       45,101              199,984
   Payments to related parties                                                       (172,600)                   -
                                                                           ------------------  -------------------

       Net Cash Provided by Financing Activities                                      420,920              206,172
                                                                           ------------------  -------------------

NET CHANGE IN CASH                                                                     14,312              (20,650)

CASH AT BEGINNING OF PERIOD                                                            30,236               20,650
                                                                           ------------------  -------------------

CASH AT END OF PERIOD                                                      $           44,548  $                 -
                                                                           ==================  ===================



   The accompanying notes are an integral part of these financial statements.


                                                                                  For the Six Months Ended
                                                                                          June 30,
                                                                           ---------------------------------------
                                                                                  2003                2002
                                                                           -------------------  ------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Interest paid                                                           $                -  $                 2
   Income taxes paid                                                       $                -  $                 -
SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

   Common stock issued for services and contributions                      $        1,915,530  $           908,663
   Common stock issued for prepaid services                                $                -  $            11,264
   Warrants issued at fair value                                           $           41,879  $            42,314
   Common stock issued for debt                                            $        4,120,000  $         1,202,535









































   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                          Notes to Financial Statements
                       June 30, 2003 and December 31, 2002

NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted in the United States of America accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 -      GOING CONCERN

     The Company's financial statements are prepared using generally accepted in the United States of America accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had limited revenues, has generated significant losses from operations and has a deficit in its working capital.

     In order to continue as a going concern, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans include concentrating its efforts on building their subscriber base, licensing the Company's technology, raising additional capital through the sale of common stock and/or through loans from shareholders. The Company recently licensed some of its applications to a company in the investment community to augment or enhance their current service. A co-marketing agreement was entered into for this purpose (see Note 7). The Company expects that it will need $300,000 to cover its negative cash flow however, that figure would be substantially reduced once revenue starts from the agreement in Note 7. Management has to date, delivered on many of its plans and anticipates that the shortfall will be addressed; however no assurances can be given that the plans will be successful.

     The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                                 ALPHATRADE.COM
                          Notes to Financial Statements
                       June 30, 2003 and December 31, 2002


NOTE 3 -  SIGNIFICANT EVENTS

          During the quarter ended June 30, 2003, the Company recognized compensation expense for 75,000 warrants granted to investors and consultants at fair value of $41,879. The value of the warrants was calculated using the Black Scholes option-pricing model using the following assumptions: discount rate of 1.25%, volatility of 182%, term of 1 year, market price on date of grant of $0.90 per share and exercise price of $1.00 per share.

          During the quarter ended June 30, 2003, the Company issued 375,000 shares of common stock valued at an average price of $0.92 per share for services.

          During the quarter ended June 30, 2003, the Company issued 1,307,500 shares of common stock valued at an average price of $0.34 per share for cash.

          All issuances of common stock for services were valued at the closing price of the common stock on the dates of authorization.

NOTE 4 -  RELATED PARTY TRANSACTIONS

          The Company receives advances from several related parties on a regular basis. During the quarter ended June 30, 2003, related parties advanced $31,560 to the Company for working capital and paid related parties $98,400 for the repayment of prior advances. Other additions to related party payables include accruals of officer salaries of $120,000 for the quarter ended June 30, 2003 and bonuses payable of $120,000 for accrued year-end bonuses.

          On May 2, 2003, the Company issued officers 4,000,000 shares of common stock for exercise of options and reduction of $4,120,000 in bonuses payable.

                                 ALPHATRADE.COM
                          Notes to Financial Statements
                       June 30, 2003 and December 31, 2002

NOTE 5 -      OPTIONS

        At June 30, 2003, the Company had authorized the following options pursuant to the 2002 stock option plan:

                                             Exercise               Number           Number            Number
                                               Price              Authorized        Exercised       Outstanding
                                      --------------------     ---------------   ---------------  ----------------
                                         Market value on
                                          date of grant              1,200,000           665,000           535,000
                                                               ---------------   ---------------  ----------------
                                                                     1,200,000           665,000           535,000
                                                               ===============   ===============  ================

         On June 10, 2003, the Company adopted the 2003 Stock Incentive Plan to issue options to purchase 2,300,000 shares of common stock to employees and consultants at an exercise price equal to the market price on the date of grant to vest 25% immediately upon grant and thereafter at the determination of the Board of Directors. The term is to be determined by the Board of Directors on the date of grant.

         At June 30, 2003, the Company had authorized the following options pursuant to the 2003 stock option plan:

                                             Exercise               Number           Number            Number
                                               Price              Authorized        Exercised       Outstanding
                                      --------------------     ---------------   ---------------  ----------------
                                         Market value on
                                          date of grant              2,300,000                 -         2,300,000
                                                               ---------------   ---------------  ----------------
                                                                     2,300,000                 -         2,300,000
                                                               ===============   ===============  ================


         Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under such plan consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                                                For the
                                                                            Six Months Ended
                                                                                June 30,
                                                                --------------------------------------
                                                                       2003                2002
                                                                ------------------  ------------------

              Net loss as reported                              $       (6,913,504) $       (1,220,901)
              Proforma                                                  (6,955,383)         (1,263,215)
              Basic and diluted loss per share as reported                   (0.57)              (0.51)
              Pro forma                                                      (0.57)              (0.53)


                                 ALPHATRADE.COM
                          Notes to Financial Statements
                       June 30, 2003 and December 31, 2002

NOTE 6 - WARRANTS

           The Company had the following warrants outstanding at June 30, 2003:

                                                                       Number of
                                                 Number of               Shares
       Grant               Exercise               Warrants             Exercised/             Total          Expiration
       Date                  Price                 Granted             Cancelled            Remaining           Date
------------------    ------------------    ------------------    ------------------    ----------------  ---------------

        10/19/1999    $            12.50                12,000                10,200               1,800       10/19/2005
          4/7/2000    $            12.50                13,115                13,100                  15         4/7/2005
          5/1/2000    $            12.50                 3,000                     -               3,000         5/1/2005
         7/27/2000    $            12.50                28,000                     -              28,000        7/27/2005
         1/23/2002    $             2.15               150,000                     -             150,000        1/23/2007
          5/2/2003    $             1.00                75,000                     -              75,000         5/2/2004
                                            ------------------    ------------------    ----------------
                                                       281,115                23,300             257,815
                                            ==================    ==================    ================


NOTE 7 - SUBSEQUENT EVENTS

              Subsequent to June 30, 2003, the Company issued 20,000 shares of common stock for services valued at $1.25 per share (the closing price on the date of authorization) or $25,000.

              Subsequent to June 30, 2003, the Company issued 492,500 shares of common stock for cash of $313,250.

              On July 22, 2003, the Company granted options to consultants to purchase 47,500 shares of its common stock at $1.25 per share for services rendered. These shares were exercised on the date of grant and are included in the stock issued for cash of $313,250 noted above. The Company recognized compensation expense at fair value of $59,324. The value of the options was calculated using the Black Scholes option-pricing model and the following assumptions: discount rate of 1.10%, volatility of 297.65%, term of 5 years, market price on date of grant of $1.25 per share and exercise price of $1.25 per share.

              On July 10, 2003, the Company entered into a co-marketing agreement with SunGard Market Data Services, Inc. ("SunGard") and its affiliates to license the Company's financial applications to SunGard. The applications will be embedded into Sungard's products and will be accessed directly by SunGard's customers via their Sungard workstation. The Company granted a license to SunGard and affiliates for the purpose of using the Company's financial applications in combination with their own products. Pursuant to the agreement, the Company will provide integration and support service to SunGard in exchange for fees. In consideration for the license and applications provided by the Company, SunGard will pay the Company a monthly fee on a per user basis and per application. The term of the agreement is for at least one year with an automatic renewal for one year, unless terminated by either party.

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

         Business Overview
         -----------------

AlphaTrade.com was incorporated under the laws of the State of Nevada on June 6, 1995 as Sierra Gold Development Corp. We changed our name to Honor One Corporation on October 29, 1998 and on January 6, 2001 changed our name to AlphaTrade.com. We provide both real-time and delayed stock market financial data to subscribers via the Internet.

We have consistently increased our revenues even during current market times, which have been difficult and tumultuous for all companies in the financial sector. Management believes the second half of 2003 could continue to generate increased revenues. Revenues could continue to grow due to a number of factors. A strong factor is that investor confidence is slowly returning to the markets which will eventually drive more capital into the markets prompting more trading activity. Another factor is the attractive pricing of our E-Gate applications. And the biggest factor of all is that now, brokerage firms and investors alike have learned that E-Gate is the same high quality service at a fraction of what they have been paying for comparable quote services.

Our marketing focus remainson the competitive advantages offered by the E-Gate product such as its feature rich applications, service reliability, substantial cost savings, multi-lingual capabilities, exceptional customer service and user-friendly applications. Our business is built around three solid mandates: reliable service, cost effective pricing and excellent customer service.

AlphaTrade's operating revenues currently consist primarily of monthly subscription fees. However effective August 1, 2003 we will be receiving revenues for the first time from our Global Trading Platform released to Segoes at the beginning of August, 2003.

General revenues in the second quarter of 2003 increased 47% over the same period in 2002.

During this quarter, we announced completion and signing of agreements with SunGard Market Data Services and with John Bollinger.

Pursuant to the agreement with John Bollinger we will share revenue derived from Mr. Bollinger's new algorithms, called the Bollinger Band Toolkit (BBTK). The new service is an additional charge of $25 per month. AlphaTrade is one of a small number of companies that offer the new BBTK.

On July 10, 2003, we entered into a co-marketing agreement with SunGard Market Data Services, Inc. and its affiliates to license our financial applications to SunGard. The applications will be embedded into Sungard's products and will be accessed directly by SunGard's customers via their Sungard workstation. We granted a license to SunGard and affiliates for the purpose of using our financial applications in combination with their own products. Pursuant to the agreement, we will provide integration and support service to SunGard in exchange for fees. In consideration for the license and applications provided by us, SunGard will pay us a monthly fee on a per user basis and per application. The term of the agreement is for at least one year with an automatic renewal for one year, unless terminated by either party.

AlphaTrade's common stock trades under the symbol, APTD on the OTC:BB market and in Frankfurt under the symbol TDR WKN 529988. Further Information may be found at our website www.alphatrade.com
               ------------------

Our plan of operation for the next six months is to continue to build our subscription customer base and build a marketing program. To ensure our marketing success and our exposure in the financial industry, we have retained
C. Paul Luongo Company, Public Relations and Marketing headquartered in Boston, Mass., C. Paul Luongo Company provides communication services throughout the United States and Canada. They are a specialist in financial communications and introduced prestigious clients like Charles Schwab & Co., Inc., San Francisco (NYSE: SCH) to America and money market funds for Federated Securities Corp. Pittsburg, (NYSE: FII) who manage over $202 billion in 190 mutual funds and discretionary accounts.

Management anticipates that there will continue to be some services that will require shares of our common stock to be issued as consideration. These shares have an enhanced restrictive legend that requires approval from our Board of Directors to have the legend released. This approval is based on each individual/company meeting the terms of their agreement.

During the next six months, our foreseeable cash requirements will relate to covering our negative cash flow from operations. To date, we have relied on loans from our major stockholders for these operating funds. We estimate that we could require up to $300,000 in such loans during the next six months to actively engage in a strong marketing program. However, that figure would be substantially reduced once revenue starts from the SunGard, Segoes and Bollinger agreements. There is no guarantee that the shareholders will continue to make such loans, however, in the past these loans have always been granted. Management may at its discretion also seek to raise any required funds through a private placement of "unregistered" and "restricted" securities or any public offering of our common stock.

         Results of Operations
         ---------------------

Net revenues for the three months ended June 30, 2003 and 2002 were $199,663 and $105,777, respectively. This is an increase of $93,886 or 47%. We had operating expenses of $1,032,139 for the three months ended June 30, 2003 of which $340,550 were share transactions and $660,589 was cash expenses compared to $431,213 for the comparative period of 2002, an increase of $229,376 or 35%. The increase in operating expenses was due to our expanded marketing programs and adding new exchange data.

Net revenues for the six months ended June 30, 2003 and 2002 were $397,583 and $203,311, respectively. This is an increase of $194,272 or 49%. We had operating expenses of $7,327,395 for the six months ended June 30, 2003 compared to $1,432,843 for the comparative period of 2002, an increase of $5,894,552 or 411%. The increase was primarily due to recognizing officer compensation of $4,120,000. The increase in operating expenses was due to our expanded marketing programs and adding new exchange data.

Net losses for the first quarter of 2003 were $824,571, as compared to $877,273 for the same period in 2002. The net loss for the first quarter of 2003 translates into a loss of $0.05 per share as compared to a net loss of $0.25 per share for the same period in 2002.

Losses from operations for the six months ended June 30, 2003 were $6,929,812, as compared to $1,229,532 for the same period in 2002. The net loss for the six months ended June 30, 2003 translates into a loss of $0.57 per share as compared to a net loss of $0.51 per share for the same period in 2002. The increase was due to recognizing officer compensation of $4,120,000 and recognizing non cash expenses pursuant to the value of shares and warrants issued for services.

Liquidity
---------

We have consistently been financed through loans from related parties and from raising capital through private equity offerings. We used $406,608 and $221,822 of cash in operating activities in 2003 and 2002, respectively. This was an increase of 83%. For the six months ended June 30, 2003 we received cash totaling $420,920 from the issuance of our common stock.

Item 3.   Controls and Procedures

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.


PART II - OTHER INFORMATION.

Item 1. Legal Proceedings.

         We are not aware of any pending claims or assessments, that may have a material adverse impact on AlphaTrade's financial position or results of operations.


Item 2. Changes in Securities.

The following unregistered securities have been issued since April 1st, 2003:
                                                 Valued
Date             No. of Shares      Title          At          Reason

May 2/03            4,000,000      Common         $1.03      Accrued Bonus
May 2/03              120,000      Common         $0.90      Services
May 2/03              100,000      Common         $0.55      Private Placement
May 2/03               25,000      Common         $0.90      Services
May 2/03              108,000      Common         $0.30      Warrants
June 10/03             92,000      Common         $0.30      Warrants
June 10/03             72,500      Common         $0.40      Warrants
June 10/03            200,000      Common         $0.90      Services
June 10/03            800,000      Common         $0.45      Private Placement
June 11/03             25,000      Common         $1.01      Services

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

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

         Exhibit 31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanses-Oxley Act of 2002.

         Exhibit 31.2 Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanses-Oxley Act of 2002.

         Exhibit 32.1 Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Exhibit 32.2 Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



        (b) Report on Form 8-K

              None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   ALPHATRADE.COM


Date:    08/13/2003                                / s / Penny Perfect
                                                   ----------------------------
                                                   President / Director



Date:    08/13/2003                                / s / Brooke Styba
                                                   ----------------------------
                                                   Principal Accounting Officer