Form 10QSB
period 2003-09-30
ALPHATRADE COM
filed 2003-11-14
CIK 1076462

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

                  For Quarterly period Ended: September 30, 2003; or

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

          SUITE 1322 - 1111 WEST GEORGIA ST, VANCOUVER BC V6E 4M3 CANADA
          --------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)




                                 (604) 681-7503
                            -------------------------
                           (Issuer's telephone number)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes X   No
                                                                  ---     ---

        State the number of shares outstanding of the issuer's common equity:
$0.001 par value, as of September 30, 2003, was 17,723,226.

         Transitional Small Business Disclosure Format. Yes       No  X
                                                            ---      ---

                              Report on Form 10-QSB
                       For the Quarter Ended September 30, 2003

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


         Item 2.      Management's Discussion and Analysis
                        or Plan of Operation .............................. 14

         Item 3.      Controls and Procedures ............................. 16



Part II. Other Information

         Item 1.      Legal Proceedings ................................... 16

         Item 2.      Changes in Securities ............................... 16

         Item 3.      Defaults Upon Senior Securities ..................... 16

         Item 4.      Submission of Matters to a Vote of Security Holders . 17

         Item 5.      Other Information ................................... 17

         Item 6.      Exhibits and Reports on Form 8-K .................... 17



Signatures................................................................. 18

Certifications...........................................................19-24

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying balance sheets of Alphatrade.com at September 30, 2003 and December 31, 2002, related statements of operations for the three and nine months ended September 30, 2003 and 2002, stockholders' equity (deficit) and cash flows for the period ending September 30, 2003 and 2002, have been prepared by our management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2003, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2003.



















                                 ALPHATRADE.COM

                              FINANCIAL STATEMENTS

                    September 30, 2003 and December 31, 2002

                                 ALPHATRADE.COM
                                 Balance Sheets

                                     ASSETS
                                     ------

                                            September 30,  December 31,
                                                2003          2002
                                            -------------  -------------
                                             (Unaudited)
CURRENT ASSETS

   Cash                                     $     55,152   $     30,236
   Accounts receivable - trade, net               13,988         18,011
   Prepaid expenses                                2,327              -
                                            ------------   ------------

     Total Current Assets                         71,467         48,247
                                            ------------   ------------

FIXED ASSETS, NET                                 54,783         76,689
                                            ------------   ------------

OTHER ASSETS

   Related party receivable                           55          5,116
                                            ------------   ------------

     Total Other Assets                               55          5,116
                                            ------------   ------------

     TOTAL ASSETS                           $    126,305   $    130,052
                                            ============   ============






















   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                           Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                            September 30,  December 31,
                                                2003          2002
                                            -------------  -------------
                                             (Unaudited)

CURRENT LIABILITIES

   Cash overdraft                           $          -   $        268
   Accounts payable                              439,594        410,019
   Related party payable                         855,536        279,931
   Stock subscription payable                     23,853         10,455
   Accrued liabilities                            12,404         12,404
   Deferred revenue                               59,430         44,271
                                            ------------   ------------

     Total Current Liabilities                 1,390,817        757,348
                                            ------------   ------------

     Total Liabilities                         1,390,817        757,348
                                            ------------   ------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Convertible preferred stock: par
    value $0.001 per share; 10,000,000
    shares authorized, 2,000,000 shares
    issued and outstanding                         2,000          2,000
   Common stock: $0.001 par value
    100,000,000 shares Authorized:
    17,723,226 and 8,545,297 shares issued
    and outstanding, respectively                 17,723          8,545
   Additional paid-in capital                 22,050,038     14,834,992
   Accumulated deficit                       (23,334,273)   (15,472,833)
                                            ------------   ------------

     Total Stockholders' Equity (Deficit)     (1,264,512)      (627,296)
                                            ------------   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                      $    126,305   $    130,052
                                            ============   ============








   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                            Statements of Operations
                                   (Unaudited)


                               For the Three Months      For the Nine Months
                                Ended September 30,      Ended September 30,
                             ------------------------- -------------------------
                                 2003         2002         2003         2002
                             ------------ ------------ ------------ ------------
REVENUE

   Subscription revenue      $   234,137  $   117,365  $   631,720  $   320,676
                             -----------  -----------  -----------  -----------

     Total Revenue               234,137      117,365      631,720      320,676
                             -----------  -----------  -----------  -----------
EXPENSES

   Depreciation expense           11,799       11,377       34,555       34,133
   Rent expense                   12,320       15,965       66,740       62,091
   General and administrative
    expenses                   1,167,995      673,139    8,418,214    2,037,100
                             -----------  -----------  -----------  -----------

     Total Expenses            1,192,114      700,481    8,519,509    2,133,324
                             -----------  -----------  -----------  -----------

LOSS FROM OPERATIONS            (957,977)    (583,116)  (7,887,789)  (1,812,648)
                             -----------  -----------  -----------  -----------
OTHER INCOME (EXPENSES)

   Gain on settlement of debt          -            -            -       19,941
   Interest expense                 (185)     (15,972)      (5,457)     (49,223)
   Other income                   10,226       12,723       31,806       34,664
                             -----------  -----------  -----------  -----------

     Total Other Income
      (Expenses)                  10,041       (3,249)      26,349        5,382
                             -----------  -----------  -----------  -----------


LOSS BEFORE INCOME TAX          (947,936)    (586,365)  (7,861,440)  (1,807,266)
                             -----------  -----------  -----------  -----------
INCOME TAX EXPENSE                     -            -            -            -
                             -----------  -----------  -----------  -----------
NET LOSS                     $  (947,936) $  (586,365) $(7,861,440) $(1,807,266)
                             ===========  ===========  ===========  ===========
NET LOSS PER SHARE           $     (0.05) $     (0.11) $     (0.57) $     (0.56)
                             ===========  ===========  ===========  ===========
WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING      17,274,050    5,229,960   13,894,048    3,207,655
                             ===========  ===========  ===========  ===========


   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                   Statement of Stockholders' Equity (Deficit)

                                          Preferred Stock      Common Stock     Additional
                                        ------------------- -------------------   Paid-In    Accumulated
                                          Shares    Amount    Shares    Amount    Capital      Deficit
                                        ---------- -------- ---------- -------- ----------- -------------
Balance, December 31, 2001               2,000,000 $  2,000    846,517 $    847 $ 9,693,254 $(11,236,744)

Common stock issued for cash at
 an average price of $0.15 per share             -        -  1,767,500    1,767     265,428            -
Common stock issued for services at
 an average price of $0.94 per share             -        -  4,030,030    4,030   3,755,589            -
Common stock issued for conversion  of debt
 at an average price of $0.57  per share         -        -  1,901,250    1,901   1,078,407            -
Warrants granted at fair value                   -        -          -        -      42,314            -
Net loss for the year ended
 December 31, 2002                               -        -          -        -           -   (4,236,089)
                                        ---------- -------- ---------- -------- ----------- ------------
Balance, December 31, 2002               2,000,000    2,000  8,545,297    8,545  14,834,992  (15,472,833)

Common stock issued for services and
 contributions at an average price of
 $0.65 per share (unaudited)                     -        -  3,279,000    3,279   2,120,001            -
Common stock issued for payment of bonus
 at $1.03 per share (unaudited)                  -        -  4,000,000    4,000   4,116,000            -
Common stock issued for cash at an average
 price of $0.43 per share (unaudited)            -        -  1,878,929    1,879     794,246            -
Common stock issued for debt
 at  $0.78  per share (unaudited)                -        -     20,000       20      15,580            -
Warrants granted at fair value(unaudited)        -        -          -        -      90,527            -
Options granted at fair value(unaudited)         -        -          -        -      78,692            -
Net loss for the nine months ended
 September 30, 2003 (unaudited)                  -        -          -        -           -   (7,861,440)
                                        ---------- -------- ---------- -------- ----------- ------------
Balance, September 30, 2003 (unaudited)  2,000,000 $  2,000 17,723,226 $ 17,723 $22,050,038 $(23,334,273)
                                        ========== ======== ========== ======== =========== ============


























   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                            Statements of Cash Flows
                                   (Unaudited)
                                                        For the Nine Months
                                                         Ended September 30,
                                                     ---------------------------
                                                          2003         2002
                                                     ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                            $ (7,861,440) $ (1,807,266)
 Adjustments to reconcile net loss to net cash used
  by operating activities:
   Common stock issued for services and contributions   6,243,280     1,215,084
   Common stock issued for prepaid services                     -        53,150
   Amortization of services prepaid by common stock             -        11,848
   Compensation on options/ warrants issued at fair
     value                                                169,219        42,314
   Depreciation expense                                    34,555        34,133
   Gain on settlement of debt                                   -       (19,941)
 Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable               4,023        (1,434)
   (Increase) decrease in accounts receivable
     - related party                                        5,061        (3,416)
   (Increase) in prepaid expenses, net                     (2,327)      (16,760)
   Increase in accounts payable, accrued
    expenses and related party payables                   754,710        76,776
   Increase in deferred revenue                            15,159        16,025
                                                     ------------  ------------
     Net Cash Used by Operating Activities               (637,760)     (399,487)
                                                     ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets                                 (12,649)       (5,000)
                                                     ------------  ------------
     Net Cash Used by Investing Activities                (12,649)       (5,000)
                                                     ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Increase (decrease) in bank overdraft                       (268)       40,342
 Proceeds from notes payable                                    -             -
 Increase in stock subscription payable                    23,853             -
 Payments to notes payable - related parties               72,045       383,164
 Payments on notes payable - related parties             (216,430)      (52,641)
 Common stock issued for cash                             796,125        30,000
                                                     ------------  ------------
     Net Cash Provided by Financing Activities            675,325       400,865
                                                     ------------  ------------
NET CHANGE IN CASH                                         24,916        (3,622)

CASH AT BEGINNING OF PERIOD                                30,236        20,650
                                                     ------------  ------------
CASH AT END OF PERIOD                                $     55,152  $     17,028
                                                     ============  ============

   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                        For the Nine Months
                                                         Ended September 30,
                                                     ---------------------------
                                                          2003          2002
                                                     ------------- -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Interest paid                                       $          -  $          -
 Income taxes paid                                   $          -  $          -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

 Common stock issued for services and contributions  $  6,243,280  $  1,215,084
 Common stock issued for prepaid services            $          -  $     53,150
 Options/warrants issued at fair value               $    169,219  $     42,314
 Common stock issued for debt                        $     15,600  $  1,202,785
 Common stock issued for stock subscription
   receivable                                        $          -  $     95,000

































   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                    September 30, 2003 and December 31, 2002

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 - GOING CONCERN

         The  Company's  financial  statements  are  prepared  using  accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had limited revenues, has generated significant losses from operations and has a deficit in its working capital.

         In order to continue as a going concern, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans include concentrating its efforts on building their subscriber base, licensing the Company's technology, raising additional capital through the sale of common stock and/or through loans from shareholders. The Company recently licensed some of its applications to a company in the investment community to augment or enhance their current service. A co-marketing agreement was entered into for this purpose (see Note 3). The Company expects that it will need $300,000 to cover its negative cash flow however, that figure would be substantially reduced once revenue starts from the agreement in Note 3. Management has to date, delivered on many of its plans and anticipates that the shortfall will be addressed; however no assurances can be given that the plans will be successful.

         The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                    September 30, 2003 and December 31, 2002

NOTE 3 - SIGNIFICANT EVENTS

         During the quarter ended September 30, 2003, the Company recognized compensation expense for 62,500 warrants granted to investors and consultants at fair value of $48,648. The value of the warrants was calculated using the Black Scholes option-pricing model using the following assumptions: discount rate of 1.13%, volatility of 162%, term of 1 year, market price on date of grant of $1.25 per share and exercise price of $1.00 and $1.20 per share.

         During the quarter ended September 30, 2003, the Company adopted the 2003 stock option plan and recognized compensation expense for 900,000 options issued to Consultants at a fair value of $78,692. The value of the options was calculated using the Black Scholes option-pricing model using the following assumptions: discount rate of 1.21%, of 155%, term of 1 year, marker price on date of grant of $0.62 per share and exert price of $0.62 per share.

         During the quarter ended September 30, 2003, the Company issued 245,000 shares of common stock valued at an average price of $0.85 per share for services.

         During the quarter ended September 30, 2003, the Company issued 571,429 shares of common stock valued at an average price of $0.45 per share for cash.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

         The Company receives advances from several related parties on a regular basis. During the quarter ended September 30, 2003, related parties advanced $26,944 to the Company for working capital and paid related parties $37,000 for the repayment of prior advances. Other additions to related party payables include accruals of officer salaries of $120,000 for the quarter ended September 30, 2003 and bonuses payable of $120,000 for accrued year-end bonuses.

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                    September 30, 2003 and December 31, 2002

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

         On May 2, 2003, the Company issued officers 4,000,000 shares of common stock for exercise of options and reduction of $4,120,000 in bonuses payable.

         On September 16, 2003, the Company issued 1,400,000 options to two directors of the Company pursuant to the 2003 stock option plan.

NOTE 5 - OPTIONS

         At September 30, 2003, the Company had authorized the following options pursuant to the 2002 stock option plan:

              Exercise              Number           Number         Number
               Price              Authorized       Exercised     Outstanding
          ---------------         ----------       ---------     -----------
          Market value on
           date of grant           1,200,000         887,500         312,500
                                  ----------       ---------     -----------
                                   1,200,000         887,500         312,500
                                  ==========       =========     ===========

         On September 16, 2003, the Company adopted the 2003 Stock Incentive Plan to issue options to purchase 2,300,000 shares of common stock to employees and consultants at an exercise price equal to the market price on the date of grant to vest 25% immediately upon grant and thereafter at the determination of the Board of Directors. The term is to be determined by the Board of Directors on the date of grant.

         At September 30, 2003, the Company had authorized the following options pursuant to the 2003 stock option plan:

               Exercise              Number           Number         Number
               Price              Authorized       Exercised     Outstanding
          ---------------         ----------       ---------     -----------
          Market value on
           date of grant           2,300,000               -       2,300,000
                                  ----------       ---------     -----------
                                   2,300,000               -       2,300,000
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

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                    September 30, 2003 and December 31, 2002

NOTE 5 - OPTIONS (Continued)
                                                               For the
                                                          Nine Months Ended
                                                             September 30,
                                                      -------------------------
                                                          2003         2002
                                                      ------------ ------------

         Net loss as reported                         $(7,861,440) $(1,807,266)
         Proforma                                      (7,983,849)  (1,849,580)
         Basic and diluted loss per share as reported       (0.57)       (0.56)
         Pro forma                                          (0.57)       (0.58)


NOTE 6 - WARRANTS

         The Company had the following warrants outstanding at September
         30, 2003:

                                       Number of
                             Number of  Shares
            Grant   Exercise Warrants  Exercised/   Total   Expiration
            Date     Price   Granted   Cancelled  Remaining    Date
         ---------- -------- --------- ---------- --------- ----------
         10/19/1999 $  12.50    12,000     10,200     1,800 10/19/2005
           4/7/2000 $  12.50    13,115     13,100        15   4/7/2005
           5/1/2000 $  12.50     3,000          -     3,000   5/1/2005
          7/27/2000 $  12.50    28,000          -    28,000  7/27/2005
          1/23/2002 $   2.15   150,000          -   150,000  1/23/2007
           5/2/2003 $   1.00    75,000          -    75,000   5/2/2004
          7/22/2003 $   1.20    12,500          -    12,500  7/22/2004
          7/22/2003 $   1.00    50,000          -    50,000  7/22/2004
                             --------- ---------- ---------
                               343,615     23,300   320,315
                             ========= ========== =========

NOTE 7 - SUBSEQUENT EVENTS

         On October 15, 2003, the Company issued 28,572 shares of common stock for cash of $10,000.

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

Results of Operations. During the nine months ended September 30, 2003, revenue significantly increased over the same period of 2002. Revenue for 2003 was $631,720, which is a 97% increase over fiscal 2001 sales of $320,676. The increase in revenue is directly attributable to subscriber acceptance of the E-Gate product. By making E-Gate reliable, cost effective, user friendly and technologically advanced, Alphatrade has proven that E-Gate can compete in the financial services business.

The increase in revenues for the quarter ended September 30, 2003 compared to 2002 also reflects the growing acceptance of the E-Gate product even during a very dismal and poorly performing market. Sales increased by 99% from $117,365 to $234,137, comparing quarter to quarter. We believe that the more our company aligns itself with established companies such as Sungard, Corp., Bollinger Capital Management and SEGOES Securities Ltd., the faster our business will grow.

We incurred a net loss of $7,861,440 for the nine months ended September 30, 2003 compared to $1,807,266 for the nine months ended September 30, 2002. Included in the loss for 2003 was $6,412,499 as the value of shares and warrants issued for services and charitable donations. $1,257,398 of the loss in 2002 was the value of the shares and warrants issued. Excluding these non cash expenses the losses would have been $1,448,941 and $549,868, respectively. This would be a 164% increase in our net loss. The increase in general and administrative expenses for 2003 was mainly the result of the accrual of officer compensation under the terms of the employment agreements of $6,000,000. We expect to pay this compensation through the issuance of common stock. We have also paid other consultants through the issuance of common stock. The shares issued are valued at the trading price of the common stock on the date of issuance. These expenses have been somewhat offset by a reduced need for development costs due to the completion of our product. It also was the result of decreased legal fees due to settling the WebData lawsuit and an overall reduction in overhead costs.

We incurred a net loss of $947,936 for the three months ended September 30, 2003 compared to $586,365 for the same period of 2002.

Our general and administrative expenses are comprised of standard business operating expenses and include the issuance of stock for services. In fiscal 2003 we have been devoting more funds to sales and marketing and less to product development.

Interest expense was $5,457 for the nine months ended September 30, 2003 compared to $49,223 for the same period of 2002. The decrease was a result of eliminating $1,080,308 in debt in 2002. The debt was to senior officers and other parties and was settled by the issuance of stock pursuant to Rule 144. We also recorded a gain on forgiveness of debt of $0 and $19,941 in 2003 and 2002, respectively. The gain was the result of creditors going out of business thereby eliminating our need to pay the obligations.

Liquidity and Capital Resources. Alphatrade has consistently been financed through loans from related parties and from raising capital through private equity offerings. We used $637,760 and $399,487 of cash in our operating activities in first nine months of 2003 and 2002, respectively. This was a increase of 60%. For the nine months ended September 30, 2003 we received cash totaling $796,125 from the issuance of our common stock pursuant to Rule 144. We also received $72,045 from related party loans. We expect that in 2004 we will need between $150,000 and $500,000 to cover operating needs until operating revenues are adequate to cover cash flow. Management intends to license our technology to companies in the investment community for cash and to continue to receive loans from shareholders to meet these needs.

Given the right circumstances, we would entertain a secondary financing if it would expand our market penetration and bring extra revenue to us. We are actively seeking acquisition targets and may decide to use our stock as the compensation for any acquisition. Currently, we do not have any definitive plans for a secondary financing nor have we identified a specific acquisition target.

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


Dependence on Key Personnel

We are dependent on the services of certain key people, i.e. the President and the Chief Executive Officer. The loss of these persons or other key executives or personnel, or the inability to attract and retain the additional highly skilled employees required for the expansion of our activities, may have a material adverse effect on our business or future operations. We do not intend to maintain "Key-man" life insurance on any executive officers or other personnel at this time.

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


PART II - OTHER INFORMATION.

Item 1. Legal Proceedings.

         AlphaTrade.com is the Defendant in a lawsuit by Victor Cardenas, a former Director and Officer of AlphaTrade. The dispute is with respect to consulting fees, which Mr. Cardenas alleges is owed to him for a period in 2001. The amount is non-material and we have filed a defense with respect to this action.

Item 2. Changes in Securities.

The following unregistered securities have been issued since July 1st, 2003:
                                                 Valued
Date             No. of Shares      Title          At          Reason

July 22/03             20,000      Common         $1.25      Services
July 22/03             50,000      Common         $1.25      Charitable Donation
July 22/03             25,000      Common         $0.60      Private Placement
July 22/03            100,000      Common         $0.55      Private Placement
July 22/03            107,500      Common         $0.45      Private Placement
July 22/03             45,000      Common         $1.25      Services
Aug. 20/03             20,000      Common         $0.85      Services
Sept. 3/03             30,000      Common         $0.78      Services
Sept. 11/03            25,000      Common         $0.81      Services
Sept. 23/03            71,429      Common         $0.35      Private Placement
Sept. 23/03            10,000      Common         $0.70      Services

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


Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.


Item 5. Other Information.

On May 16th, 2002 AlphaTrade released the Global Trading Platform which is a state of the art online trading platform which is being offered to brokerage firms and financial institutions. It is a professional trading interface that integrates with their existing back office in less than 7 days. By combining competitive pricing with our stock quote system AlphaTrade is able to sign up new customers and generate subscription based revenue. On December 15, 2002 AlphaTrade signed an agreement with SEGOES Securities, Ltd. to implement the global trading platform within the first quarter of 2003.
AlphaTrade signed an agreement on November 20, 2002 with Bollinger Capital Management. AlphaTrade will be the first company to implement Mr. Bollinger's new charting algorithms. We expect this will bring a whole new group of subscribers for our E-Gate services.
On July 10, 2003, AlphaTrade entered into a co-marketing agreement with SunGard Market Data Services, Inc. and its affiliates to license our financial applications to SunGard. The applications will be embedded into Sungard's products and will be accessed directly by SunGard's customers via their Sungard workstation. We granted a license to SunGard and affiliates for the purpose of using our financial applications in combination with their own products. Pursuant to the agreement, we will provide integration and support service to SunGard in exchange for fees. In consideration for the license and applications provided by us, SunGard will pay us a monthly fee on a per user basis and per application.
The term of the agreement is for at least one year with an automatic renewal for one year, unless terminated by either party.

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




                                                   ALPHATRADE.COM


Date:    11/13/2003                                / s / Penny Perfect
                                                   ----------------------------
                                                   President / Director



Date:    11/13/2003                                / s / Brooke Styba
                                                   ----------------------------
                                                   Principal Accounting Officer