Form 10KSB
period 2003-12-31
ALPHATRADE COM
filed 2004-03-29
CIK 1076462

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------
                                   FORM 10-KSB

(Mark  One)
      X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2003

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

                               Suite 1322
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

The Issuer's revenue for its most recent fiscal year is $939,868.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days:

As of March 10, 2004, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $4,864,455 based on approximately 8,107,425 shares held by non affiliates at a price of $0.60.

The number of shares of common stock outstanding as of December 31, 2003 was 18,415,365.

Documents incorporated by reference: A description of "Documents Incorporated by Reference" is contained in Part III, Item 14.

                                 ALPHATRADE.COM
                            FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS
                                                                       Page No.
                                                                       --------
                                     PART I
Item 1.  Description of Business.....................................      2
Item 2.  Description of Properties...................................     13
Item 3.  Legal Proceedings...........................................     13
Item 4.  Submission of Matters to a Vote of Security Holders.........     14

                                     PART II
Item 5.  Market for Common Equity and Related Stockholder Matters....     14
Item 6.  Management's Discussion and Analysis or plan of Operations..     16


Item 7.  Financial Statements                                             20
Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................     21
Item 8A. Controls and Procedures.....................................     21

                                    PART III
Item 9.  Directors and Executive Officers, Promoters and Control Persons:
         Compliance with Section 16(a) of the Exchange Act...........     21
Item 10. Executive Compensation......................................     22
Item 11. Security Ownership of Certain Beneficial Owners and
         Management..................................................     24
Item 12. Certain Relationships and Related Transactions..............     26

Item 13. Exhibits, and Reports on Form 8-K...........................     26
Item 14. Principal Accountant Fees and Services......................     27

         Signatures..................................................     28

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

Overview:

AlphaTrade.com specializes in delivering a high-performance stock market data product that was designed to provide investors, day traders and professionals with a low cost, state-of-the-art product. E-Gate is a component based system that is comprised of a comprehensive suite of applications.

E-Gate combines real-time, streaming stock market data with key fundamental data within these applications. All of the applications are easily personalized by each subscriber for quick access to relevant stock market information. We also offer a customized E-Gate product to corporate customers primarily in market segments such as banking, insurance, mutual funds, brokerage firms, public relations and financially oriented websites. E-Gate is rapidly integrated into corporate websites and can be utilized as value added services to attract new customers and maintain the loyalty of existing customers. E-Gate is a multi-lingual service currently offering 10 languages and other languages will be added on as needed basis.

AlphaTrade is a cost-effective solution for streaming, multi-lingual stock market data for individuals interested in real time market information and for companies that require value added products to augment their client retention programs.

E-Gate is marketed as a complete suite of integrated financial products that provide instant access to stock market data, research, news, analytics and industry events. E-Gate's open framework and proprietary backend allows subscribers to access detailed stock market information easily through separate applications. All of the applications can be configured directly into the host website during the customization process thereby enhancing the corporate identity for the website.

AlphaTrade's main corporate customers for the real time subscription services are brokerage firms, however, our website applications are used by a diverse group of companies which include banks, insurance companies, communication companies, radio and TV stations. AlphaTrade's affiliate and partnership program is very cost effective for both AlphaTrade and for the host website. In general the host website can expect increased length of time visitors will stay at their site and these visitors may be more easily engaged to visit other areas of the website with the intention of increasing business for the host site. AlphaTrade benefits from greater exposure which results in more subscriptions and a reduced marketing cost.

E-Gate can be upgraded with new products or features "on the fly" which maintains the integrity of our user-friendly technology. E-Gate also has a modular architecture and is additionally enhanced by the proprietary network system. For the consumer, this means each application is independent of the other and therefore not co-dependent on the system itself therefore the subscriber can totally customize his own system on a daily basis if necessary all within a user-friendly working environment.

This flexible technological feature contributes to our ability to rapidly increase the number of subscribers without any loss of quality. AlphaTrade could easily add all of the clients of a large brokerage firm in days and maintain the inherent structure of E-Gate. During 2003, we maximized the performance of E-Gate products and minimized the load to the servers by streamlining the core internal communications of the E-Gate system.

We believe that our growing network of affiliates will assist the company advance its marketing goals in combination with other more direct marketing venues such as direct mail, trade shows, banner ads, radio, TV and print as well as highly targeted email campaigns. Our goal from a marketing campaign is to offer quality customer service and reliable products and thus generate new subscribers for our E-Gate service.

We believe that our business strategy will allow us to continue to gain market share, extend our industry leadership and improve our financial performance.

BUSINESS DEVELOPMENT

AlphaTrade.com has a multi-lingual, user-friendly, browser-based suite of applications called E-Gate. E-Gate is available online for $17.00* per month (*exchange fees are additional). The E-Gate applications differ from more expensive mainstream competitive products because AlphaTrade's business model is built around disseminating information on the Internet while competing products have designed their corporate structures around software updates and cumbersome servicing programs. E-Gate needs no software downloads or plug-ins to view any of the real-time, streaming market applications. The subscriber has the ability to access their personal E-Gate account from anywhere in the world with no additional charges.

AlphaTrade is devoting 2004 to expanding their subscriber base by targeting expansion into financial institutions and generating greater exposure in the marketplace. The professional market, meaning stock brokers and other financially oriented individuals, is not only a much smaller market than the retail sector, but this market is often encumbered by lengthy and pricey agreements with competing products thereby slowing down the selling cycle. However, due to the flexible nature of the E-Gate system, we can offer these same firms a high quality, customized stock quote service for their customers at a fraction of the cost of competing products. This market sector is vast and due to the multi-lingual capabilities of E-Gate could span continents. All of the large brokerage firms could potentially become a customer for AlphaTrade because implementation is seamless and the E-Gate product is a first class product.

AlphaTrade is a financial market content provider with products suitable for the professional and retail sectors. We collect financial content directly from our content providers and financial information sources. This information is manipulated by our proprietary technology and then merged into a suite of financial applications to suit the needs of our subscriber demographics.

AlphaTrade's data warehouse includes information on equities, futures, options and mutual funds for all world exchanges. Currently, we distribute market data for North American exchanges. AlphaTrade uses proprietary extraction routines and compression algorithms to display the data via the E-Gate system. Once the financial data has been merged with the news and other financial content it is then distributed to our subscribers. Our primary data distribution center is located in Vancouver, British Columbia.

Subscribers can access E-Gate from anywhere in the world with any type of Internet connection. AlphaTrade provides every subscriber with the same institutional grade financial data without the need for special hardware or complicated software.

Our revenue is derived primarily from subscription fees charged for access to E-Gate. Additionally, we generate revenue from technological developments and licensing agreements. Our E-Gate products are used primarily for monitoring market data, trading review and analysis. Our customer base consists primarily of brokerage firms, stockbrokers, active traders, professional traders, public companies, financial websites, banks, investor relations companies and investors.

Network infrastructure

AlphaTrade's network infrastructure consists of local directors, firewalls and other related network equipment to allow AlphaTrade the ability to offer a reliable, uninterrupted service. During 2003, AlphaTrade moved our server farm to a high-speed infrastructure co-location in British Columbia to ensure our support coverage was manned 24/7/365. This entire infrastructure is managed and monitored locally and/or remotely. The monitoring system has the ability to send e-mails or pager signals the moment a malfunction is detected to ensure no disruption of the E-Gate service. The new co-location has multiple high-speed bandwidth hubs to provide a secure, redundant and continual connection to AlphaTrade's intranet.

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

Industry Overview

Internet Streaming Stock Market Data is becoming mainstream.

The market for our specialized Internet financial services is experiencing increased acceptance in the marketplace. The Internet created an open market situation for buyers of all products thereby making price and feature comparisons easy and more critical to the buying decision. Consumers have become extremely savvy and demanding when they are searching for products on the Internet. Currently, customer demand for a cost-effective, professional grade stock quote service is at an all time high and has definitely shifted away from the hardwired systems.

Browser-based stock quote services are user friendly, easily accessed and generally less expensive. The Internet revolution is firmly entrenched in our society and it is our belief that it will continue to gain momentum and ultimately will most likely dominate the industry.

The primary advantages of a web based delivery of stock market data are the reduced cost, instant accessibility, greater convenience and overall ease of use. When individuals switch to E-Gate by signing-up online, the account is accessed instantly and the cost works out to be less than 50 cents per day. In addition, the quality of the digitally transmitted data is not compromised in any way with respect to latency or accuracy of the data.

The Stock Market Data Delivery Sector

Until recently, the dominant growth in this industry stayed with monolithic companies with huge infrastructures and billions of dollars of annual revenues. Their customers were predominantly large corporate clients such as brokerage firms, banks, financial institutions and their products were priced accordingly. This conservative business strategy severely limits the expansion of the market for streaming stock quote business beyond the confines of large corporate customers. These companies have invested heavily in their infrastructure and their product mix which lead to a continual stream of software upgrades, complicated hardware installations and long term contractual obligations from their clients thus perpetuating high prices for the consumer.

It is the belief of AlphaTrade's management that the market is much more expansive today than it ever has been because of the Internet and the consumer is more receptive to a cost effective pricing structure.

This trend bodes well for financial products like E-Gate. The financial industry's move to greater acceptance of products delivered via the Internet offers expanded opportunities for a larger demographic of users. The cost of an E-Gate subscription is a fraction of the cost of competing products so management foresees a continually expanding market for products such as E-Gate.

Our Business

We provide real-time financial market data, fundamental research, news and charting to professional, institutional and individual investors through the Internet. We disseminate news and third-party database information from more than 45 sources worldwide.

Market data is delivered direct to our facilities, where the data is simultaneously redistributed to its customers. Once the user is attached to our host server, the connection link is constant, like an open telephone connection. This allows the system to provide updating stock quotes and news and to instantly respond to all queries.

Our business model is focused on increasing the number of subscribers for our E-Gate Internet stock quote service. The E-Gate service includes:

   o     Stock quotes for all North American exchanges
   o     Level II - up to 12 screens simultaneously
   o     News
   o     Charts - intraday and historical
   o     Most active list - top 50 stocks
   o     Mutual Funds
   o     Time and sales for the past 21 days for any listed equity
   o     Alerts
   o Portfolio manager - up to 10 with 60 stocks in each portfolio for a total of 600 stocks

E-Gate is a real-time financial market data feed application, which collects, analyzes, processes, stores, compresses, and transmits financial content. Subscribers have access to comprehensive information on stocks, options, indices, and news, including bid and ask prices, charts and research.

E-Gate is designed to provide subscribers access to real time stock market information. Subscribers do not need to purchase, lease or download any software. All of the financial applications are available via the Internet for a low monthly subscription price.

AlphaTrade has designed the E-Gate system to be user friendly and self directive
- meaning that all subscribers will innately understand the operating procedures. All functions are handled through an independent Menu which opens after you login. The Menu is a collection of individual financial applications, which can be independently opened from the menu. The menu is fully customizable with our corporate clients logo.

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

E-Quote web applications: Since AlphaTrade is a client-server java application, our products are not restricted by the limitations of HTML. With financial products using HTML, displayed data remains static until a query is repeated. In contrast, the E-Quote applications deliver and automatically update a continuous stream of market data to the client's screen. Products available include detailed quote, charts, news, streaming stock ticker and snap quote, all 15-20 minutes delayed and offered at no cost to the host site.

Marketing

E-Gate is marketed at a cost of $17.00 US per month - exchange fees are additional. Customers need not enter into long-term agreements and can sign up for a month or a year. At this price, subscribers can integrate E-Gate as a supplementary stock quote service, to augment their current system or as their system of choice for streaming stock market data.

E-Gate is user-friendly and comes with a short two minute tutorial available in five languages. E-Gate's mobility permits the subscriber to access the service anywhere in the world. E-Gate users select the language preference when they login.

Upgrades and enhancements are done automatically. As new products are developed and introduced by AlphaTrade, each subscriber is automatically upgraded the next time they login.

Competition

Our primary competition in North America is from long-established companies who conduct their business with extensive and lengthy agreements with their customers. We believe E-Gate is representative of a material change in the manner in which financial data dissemination is provided to the end user. We also believe that we can compete with existing services because E-Gate is multi-lingual, cost effective and requires no long term financial commitment. E-Gate requires no servicing from the subscriber as enhancements and adjustments are made automatically at source.

Attracting and retaining customers will depend, among other things, upon our ability to continue to provide a reliable and cost effective stock quote service since our subscribers are not bound by long-term agreements. It is our belief that consumers are becoming less willing to tie themselves up with long-term agreements especially in light of the recent chaotic state of the stock markets.

Customers

Our customers consist principally of

   o     brokerage firms for their stock brokers and customers
   o     financially oriented websites that seek to improve customer retention
   o     other websites that are seeking new products to offer their visitors
   o active traders, investors, hedge funds, money managers and investment banking clients
   o     public and investor relations companies

Currently we have customers in 40 countries worldwide with the majority of our subscribers from the US. We are not dependent on any single customer.

Sales and Marketing

AlphaTrade has dramatically changed the focus of the company from development to marketing. Our main focus for the later part of 2003 and into 2004 was to establish a marketing program for 2004 that would generate new sales for our E-Gate product at a faster pace.

AlphaTrade's past marketing efforts focused on customizing and private labeling all of the E-Gate applications for online sites that have a demographic similar to AlphaTrade's target market. While this was relatively effective, our progress was slow and the results were hard to delineate.

Marketing strategies

Gain greater market exposure through advertising and market events. Our strong relationships with existing customers enables us to attract new customers and to embark on new marketing initiatives. AlphaTrade actively seeks referrals from existing customers and continuously seeks to identify potential sales opportunities.

Greater focus on gaining more exposure in the international marketplace. Although we have customers in 40 countries, the dominant number of subscribers is from the US. We believe that adding more international business will enable us to continue to gain market share, extend our industry leadership and improve our financial performance. Management believes that the E-Gate product will be accepted in foreign markets due to its multi-lingual capabilities and ease of use.

Continually seek to position E-Gate as user-friendly and cost-effective. We believe our products are well-positioned to address the requirements for scale, complexity, availability and integration for the powerful web based marketplace. We continually develop new products and new capabilities that are at the forefront of the industry. Our marketing mandate is to attract and keep customers by providing the highest quality product and the best customer service for the most cost effective price.

AlphaTrade is actively seeking strategic alliance opportunities with industry masters that would assist us in advancing our business faster. This industry is characterized by new technologies, standards and features and the status quo is frequently challenged. AlphaTrade has the agility of the fast paced smaller company mentality and is receptive to all alliances that will fast track our growth.

AlphaTrade's primary focus is profitability. Throughout fiscal 2003, it was necessary to devote time, money and man hours to enhancing E-Gate's reliability, redundancy and market acceptance. In fiscal 2004 we are dedicated to achieving greater revenues and more exposure in the marketplace

EMPLOYEES

We currently retain, through contracts with corporations, the services of two executive officers on a full time basis. In addition, through a Canadian management company, we employ ten contract employees consisting of five programmers/technical staff, three sales/marketing personnel, and two customer service/administration staff. Our contractors are not members of any union, nor have we entered into any collective bargaining agreements. We believe that our relationship with our contractors is good. We may retain additional employees/contractors in the next year to handle anticipated growth.


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

We have a history of losses and anticipate future losses

In 2003 our revenues increased, however we may not achieve or subsequently maintain profitability if anticipated growth in revenues occurs more slowly than we expect, or not at all. We also have experienced operating losses, negative cash flow from operations and net losses in each quarterly and annual period. As of December 31, 2003, our accumulated deficit was approximately $24 million. We expect to continue to incur significant expenses in connection with:

         *     costs of our sales and marketing efforts;

         *     management personnel;

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

         The market may not continue to accept E-Gate

We generate revenue from subscribers who pay monthly for the E-Gate service. We expect E-Gate to continue to account for a large portion of our revenue for fiscal 2004. Our future financial performance will depend on increasing acceptance of our current products and on the successful development, introduction and customer acceptance of new and enhanced versions of our products. Our business could be harmed if we fail to deliver a reliable service to our customers.

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

Currently we have a one year contract with Reuters which calls for monthly payments of $20,000 and a one year contract with Comtex which calls for monthly payments of $3,850. Both contracts provide for automatic renewal unless both parties negotiate otherwise or unless the provider is unable to deliver the feed. Although there are many competitors to these feed suppliers and if necessary a new contract could be negotiated, a temporary disruption in these feed suppliers could have a negative effect on our business.

         Going Concern Issue

Our independent auditors have expressed a going concern issue. Our ability to continue as a going concern is dependant upon our ability to achieve a profitable level of operations. We will need, among other things, additional capital resources. Management's plans include concentrating its efforts on increasing our subscriber base and raising additional capital through a private placement of the Company's common stock. We expect that we will need $75,000 over the next 2 months to cover our negative cash flow until subscription fees are adequate to cover our operating costs. However, management cannot provide any assurances that we will be successful in accomplishing any of its plans.

Until 2003 a decline in stock market investing definitely affected the demand for stock market quote service products and has negatively affected our marketing plans. With the resurgence of the stock market in 2003 and 2004 we are optimistic that we will meet our projections. However if a downturn in the market occurs it would limit our ability to generate profitability in the short-term.

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

ITEM 2.   DESCRIPTION OF PROPERTY

Our executive offices are located in Vancouver, B.C., Canada in a 4,500 square foot facility. AlphaTrade has a month-to-month sub-lease at a current monthly rent of $6,000. The lease expires in February, 2007. During 2003, AlphaTrade moved our server farm to a high-speed infrastructure co-location in British Columbia to ensure our support coverage was manned 24/7/365. We do not own any real estate.

ITEM 3.   LEGAL PROCEEDINGS

The Company is the defendant in litigation pending in the Supreme Court of British Columbia, Canada. This action was filed on December 23, 2003 and is between Zacks Investment Services Inc. as Plaintiff and AlphaTrade.com as Defendant. The case number is S036907.

The Plaintiff alleges it is owed the sum of $279,664 pursuant to a licensing Agreement executed by the Plaintiff and the Defendant in 1999. AlphaTrade is vehemently defending itself against this claim.

During the year ending December 31, 2002, a company filed an action against AlphaTrade in the Supreme Court of British Columbia, Canada claiming unspecified damages. AlphaTrade filed a Statement of Defence in August, 2002. There has been no further developments in this action. AlphaTrade plans to vigorously defend itself.

We are subject to potential liability under contractual and other matters and various claims and legal actions which may be asserted. These matters arise in the ordinary course and conduct of our business. While the outcome of the potential claims and legal actions against us cannot be forecast with certainty, we believe that such matters should not result in any liability which would have a material adverse effect on our business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fiscal year ended December 31, 2003.


                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Market Information

Currently, our common stock is traded over-the-counter and quoted on the OTC Bulletin Board under the symbol "APTD" and is also traded on the Frankfurt Stock Exchange under the symbol "TDR". The high and low bid prices for the Common Stock as reported by our content provider, Reuters Information Ltd. are listed below. The prices in the table reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The reported bid prices reflect the 1 for 50 stock split that occurred on January 14, 2002.

2003 Quarterly Information
                                                     High              Low

First                                                1.20              0.66
Second                                               1.60              0.62
Third                                                1.20              0.86
Fourth                                               1.21              0.45

2002 Quarterly Information
                                                     High              Low

First                                                3.75              1.24
Second                                               1.67              0.18
Third                                                0.80              0.25
Fourth                                               1.03              0.20

As of December 31, 2003 there were 231 stockholders of record of our common stock. This does not include an indeterminate number of shareholders who may hold their shares in "street name".

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

The future sale of presently outstanding "unregistered" and "restricted" common stock by present members of management and persons who own more than 5% of our outstanding voting securities may have an adverse effect on the trading market for our shares.

All common shares and preferred shares rank equally for the payment of dividends. If a dividend were to be paid all issued shares would be eligible.

Recent Sales of "Unregistered" Securities

The following unregistered securities have been issued since January 1, 2003 and are previously disclosed in our Form 10-QSB's unless otherwise noted:

                                               Valued
Date              No. of Shares     Title      At       Reason

Jan. 10/03        99,000            Common     $0.25    Services
Jan. 15/03        20,000            Common     $0.30    Services
Feb. 5/03         2,000,000         Common     $0.58    Services
Feb. 13/03        30,000            Common     $0.83    Services
Feb. 20/03        10,000            Common     $0.91    Services
Feb. 20/03        20,000            Common     $0.91    Charitable Donation
May 2/03          4,000,000         Common     $1.03    Accrued Bonus
May 2/03          120,000           Common     $0.90    Services
May 2/03          100,000           Common     $0.55    Private Placement
May 2/03          25,000            Common     $0.90    Services
May 2/03          108,000           Common     $0.30    Warrants
June 10/03        92,000            Common     $0.30    Warrants
June 10/03        72,500            Common     $0.40    Warrants
June 10/03        200,000           Common     $0.90    Services
June 10/03        800,000           Common     $0.45    Private Placement
June 11/03        25,000            Common     $1.01    Services
July 22/03        20,000            Common     $1.25    Services
July 22/03        50,000            Common     $1.25    Charitable Donation
July 22/03        25,000            Common     $0.60    Private Placement
July 22/03        100,000           Common     $0.55    Private Placement
July 22/03        107,500           Common     $0.45    Private Placement
July 22/03        45,000            Common     $1.25    Services
Aug. 20/03        20,000            Common     $0.85    Services
Sept. 3/03        30,000            Common     $0.78    Services
Sept. 11/03       25,000            Common     $0.81    Services
Sept. 23/03       71,429            Common     $0.35    Private Placement
Sept. 23/03       10,000            Common     $0.70    Services
Oct. 15/03        28,572            Common     $0.35    Private Placement
Nov. 3/03         450,000           Common     $0.30    Private Placement
Nov. 3/03         42,857            Common     $0.35    Private Placement
Nov. 14/03        100,000           Common     $1.01    Services
Nov. 21/03        10,527            Common     $0.95    Services
Dec. 10/03        75,000            Common     $0.79    Services
Dec. 10/03        25,000            Common     $0.79    Charitable Donation


The above noted shares were issued without registration under the Securities Act in reliance on the exemption provided by Rule 506 and/or Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering to consultants or to companies owned or controlled by our consultants or officers.

ITEM 6.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF OPERATIONS

Results of Operations. During the fiscal year ended December 31, 2003, we saw revenue increase each quarter. Total revenue for fiscal 2003 was $939,868 which is an 83% increase over fiscal 2002 sales of $513,697. The increase in revenue is directly attributable to subscriber acceptance of the E-Gate product. Our sales have increased by the word of mouth recommendation from existing customers and by advertising to potential users such as on the Pink Sheet website. We also recognized our first development and licensing revenue. A company paid us $19,480 to develop a trading platform and to integrate our E-Gate service into this new platform. We retained ownership of that product and the technology. We subsequently licensed the trade execution product to that company. The license is on a graduated scale and currently generates $6,000 per month for us. We expect additional licenses to be granted in 2004.

Our cost of sales is the cost incurred to purchase and disseminate the financial content we provide our customers. For the calendar year ended December 31, 2003 the cost was $849,641 compared to $548,109 in 2002. This represents a cost of sales to revenues percentage of 90% in 2003 compared to 107% in 2002. Most of our financial content costs are fixed meaning that the data and exchange providers charge a flat monthly fee. As our subscription volume goes up our cost of sales does not go up proportionately. Accordingly, we expect the cost of sales percentage to decline further in 2004.

We have contracted with two companies for the services of two of the Company's officers and directors. These companies are not owned by the officers but the compensation earned by them is to the future benefit of the officers. We have been unable to pay the officers the cash compensation they were contracted to receive in 2003 or 2002. However the amounts due under the contracts have been accrued in our financial statements. Under the terms of the contracts in 2003 the companies are to receive a base salary of $240,000 each per year. The contracts also provide for annual bonuses equal to the annual salary and for stock options and bonuses of 3,000,000 shares each. At the time the options were issued the shares were valued at an average of $0.88 per share. We felt it was necessary to provide these incentive compensation programs for the officers in 2003 in order to keep from losing their services to other companies.

The total compensation expense to these entities was $6,720,000 in 2003 compared to $2,227,817 in 2002. The amount of the expense recorded is a factor of the trading price of our shares at the time the options or bonus shares are issued. The companies have agreed to forgo the cash and stock bonuses as per the contracts in 2004 and to forgo any raises. Accordingly, the related party compensation expense is expected to be $480,000 in 2004. The Company does not expect to have sufficient cash to pay any of this compensation in 2004.

We incurred $956,161 in professional fees in 2003 compared to $1,248,680 in 2002. This represents a decrease of $292,519 or 23%. Professional fees include fees paid to accountants, attorneys and investor relation firms. We had limited cash available to pay our professional consultants, in 2002, so we paid many of them with shares of common stock. The shares were valued at market value for accounting purposes but discounted by the consultants for their services. As we were able to pay for more services with cash in 2003 we were able to reduce the expense effect of this discounting.

We recorded research and development expense of $259,259 for 2003 compared $470,297 in 2002. This decrease of 45% reflects the completion of the bulk of the development of our E-gate product. We continue to refine and add features to the product. However as the product in substantially completed the costs for research and development are expected to decline further in 2004.

We expended $215,687 for marketing in 2003 compared to $178,913 in 2002. Now that our E-gate product is marketable we are gradually increasing our marketing budget. We are limited by our cash resources as to how much we can spend on marketing. Unless we raise additional capital in 2004 we expect the marketing expense to increase only slightly.

Our general and administrative expenses increased only 19% in 2003 from $315,787 to $376,798. The increase was due to adding the personnel and resources to handle our increased sales volume. We expect a similar increase in 2004.

In 2003 and 2002 we recorded a gain of $150,872 and $289,040,respectively, from the extinguishment of debt. In its early years the Company incurred some expenses which it was unable to pay for an extended period of time. When our cash resources finally allowed us to pay them we were able to negotiate a discount on the liability. We are current on all of our debts at the present time and we do not expect to have any such gains in the future. Interest expense was $49,223 for the year ended December 31, 2002 compared to $-0- for fiscal 2003. The decrease was a result of eliminating $1,080,308 in debt. The debt was to senior officers and other parties and was settled by the issuance of "restricted" stock in 2002.

We incurred a net loss of $8,314,028 for the year ended December 31, 2003 compared to $4,236,089 for the year ended December 31, 2002. Included in the loss for 2002 was $3,801,933 as the value of shares and warrants issued for services. In 2003, $6,696,366 of the loss was the value of the shares and warrants issued. Excluding these non cash expenses the losses for 2003 and 2002 would have been $1,617,662 and $434,156, respectively. This is a 240% increase in our net loss.

Liquidity and Capital Resources.

AlphaTrade has consistently been financed through loans from related parties and from raising capital through private equity offerings. We used $354,759 and $944,717 of cash in operating activities in 2002 and 2003, respectively. This was an increase of 166%. For the twelve months ended December 31, 2003 we received cash totaling $937,367 compared to $277,650 for the same period of 2002 from the issuance of our common stock. We also received $755,282 in 2003 compared to $280,992 in 2002 from related party loans.

We expect that in 2004 we will need $75,000 to cover our operating needs until operating revenues are adequate to cover cash flow. Management intends to offer our applications to companies in the investment community for cash and to continue to receive loans from shareholders to meet these needs.

Given the right circumstances, we would entertain a secondary financing if it would expand our market penetration and bring extra revenue to us. We are actively seeking acquisition targets and may decide to use our stock as the compensation for any acquisition.

We currently have no material commitments for capital requirements. At the present time we have no need to purchase new equipment or replace the equipment we are currently using. We believe that our capital infrastructure is adequate to handle the expected growth in 2004.

We are not aware of any material trend, event or capital commitment, which would potentially adversely affect liquidity. In the event a material trend develops, we believe we will have sufficient funds available to satisfy working capital needs through debt or from funds received from equity sales.

Recent Accounting Pronouncements

         SFAS No. 143 -- In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the financial statements of the Company.

         SFAS No. 145 -- On April 30, 2002, the FASB issued FASB Statement No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds both FASB Statement No. 4 (SFAS 4), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS
64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66, "Accounting for Sales of Real Estate," if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, "Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases." Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a material effect on the financial statements of the Company.

         SFAS No. 146 -- In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The adoption of SFAS 146 did not have a material effect on the financial statements of the Company.

         SFAS No. 147 -- In October 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147,

"Acquisitions of Certain Financial Institutions" which is effective for acquisitions on or after October 1, 2002. This statement provides interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". The adoption of SFAS No. 147 did not have a material effect on the financial statements of the Company.

         SFAS No. 148 - In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" which is effective for financial statements issued for fiscal years ending after December 15, 2002. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a material effect on the financial statement of the Company.

         SFAS No. 149 -- In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS 133. The adoption of SFAS No. 149 did not have a material effect on the financial statements of the Company.

         SFAS No. 150 -- In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the financial statements of the Company.

         FASB Interpretation No. 45 -- "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107". The initial recognition and initial measurement provisions of this Interpretation are to be applied prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements in the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FASB Interpretation No. 45 did not have a material effect on the financial statements of the Company.

         FASB Interpretation No. 46 -- In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial statements.

During the year ended December 31, 2003, the Company adopted the following Emerging Issues Task Force Consensuses: EITF Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables", EITF Issue No. 01 -8 " Determining

Whether an Arrangement Contains a Lease", EITF Issue No. 02-3 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities", EITF Issue No. 02-9 "Accounting by a Reseller for Certain Consideration Received from a Vendor", EITF Issue No. 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination", EITF Issue No. 02-18 "Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition", EITF Issue No. 03-1, "The Meaning of Other Than Temporary and its Application to Certain Instruments", EITF Issue No. 03-5, "Applicability of AICPA Statement of Position 9702, `Software Revenue Recognition' to Non-Software Deliverables in an Arrangement Containing More Than Incidental Software", EITF Issue No. 03-7, "Accounting for the Settlement of the Equity Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to be Settled in Stock", EITF Issue No. 03-10, "Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.

ITEM 7.   FINANCIAL STATEMENTS

Financial statements as of and for the fiscal years ended December 31, 2003 and 2002 have all been examined to the extent indicated in their report by H J & Associates, LLC, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein under Item 14 starting with page F-1.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 8A.  Controls and Procedures

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

                             PART III


ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information regarding our executive officers and directors:

Name              Age  Position

Penny Perfect*    50   Founder, Chief Executive Officer, President, Director
Gordon Muir       50   Founder, Chief Technology Officer,Chairman, Director
Lisa McVeigh*     40   Director
Raymond Hatch     72   Director


*  Member of the audit committee

The Directors and Officers will serve until the next annual general meeting of the shareholders or until their death, resignation, retirement, removal, disqualification, or until their successors have been duly elected and qualified. All Officers serve at the will of the Board of Directors.

GORDON MUIR has served as Chairman and a Director of AlphaTrade since October 21, 1999. He became Chief Executive Officer in February, 2000 and resigned from that position and was appointed Chief Technology Officer in January, 2004. Mr. Muir has been an independent investor and business consultant since 1990. He was the founder of Navmaster Technologies, a company credited with developing the first GPS charting systems for the Marine Industry that relied on optical imaging rather than computers. He has over 16 years experience in senior level management in a variety of business mainly in the automotive and industrial industries.

PENNY PERFECT has served as President and a Director of AlphaTrade since October 21, 1999. In January, 2004 she was appointed also as the Chief Executive Officer. Ms. Perfect has been in the stock market and related industries for over 20 years and was President of her own firm from 1990 to 1999 providing Investment Banking and Administration services to early stage development companies. Prior to establishing her own firm, Ms. Perfect was a stockbroker for over five years with a firm specializing in venture capital and micro cap companies. She was also involved in many aspects of tax advantaged investment products from structuring them and raising the necessary capital for the project.

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

LISA McVEIGH has served as a Director since January 21, 2000. Ms. McVeigh has held the position of Financial Officer with British Columbia Film for over fourteen years and serves on the audit committee for AlphaTrade.com.

Family Relationships

Penny Perfect, CEO & President and Gordon Muir, Chairman are married and both are founding members of Alphatrade.com There are no other family relationships between any other Directors or executive Officers.

Compliance with Section 16 of the Exchange Act.

Section 16(a) of the Exchange Act requires directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2003, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year. Form 4's have been filed for all stock transactions.

ITEM 10.  EXECUTIVE COMPENSATION

The following table shows compensation earned during fiscal 2001 to 2003 by the Chief Executive Officer and President. Titles shown on the table are titles held at December 31, 2003. The information in the table includes salaries, bonuses, stock options granted, restricted stock awards granted and other miscellaneous compensation. We have no long term compensation benefits other than stock options.

                          SUMMARY COMPENSATION TABLE

                                                    Long-Term and Other
                 Annual Compensation                Compensation
                 -------------------------------    --------------------------
                                                    Number of
                                            Other   Securities    All Other
Name and          Fiscal                    Annual  Underlying    Compensation
Principal Positions Year  Salary(1) Bonus   Comp    Options       (2)
------------------------------------------------------------------------------

Penny Perfect       2001 $120,000             --       --       124,000 shares
CEO & President     2002 $180,000                             1,050,000 shares
                    2003 $240,000   $240,000                  3,000,000 shares

Gordon J. Muir      2001 $120,000             --       --       124,000 shares
Chairman            2002 $180,000                             1,050,000 shares
                    2003 $240,000   $240,000                  3,000,000 shares


1) Salaries and bonuses are accrued and remain unpaid.
2) Shares issued to companies in which the executive officers have a minority interest. All shares are reported on a post 1 for 50 reverse split basis.

Employment Agreements

On January 1, 2003 we executed Consulting Agreements with Jupiter Consultants, Inc. for the services of Penny Perfect and Micro-American, Inc. for the services of Gordon Muir for a three year term ending December 31, 2006. The contracts will automatically renew unless terminated by giving notice by either party. The contracts provide for the same compensation to each of Ms. Perfect and Mr. Muir as noted below. On January 1, 2004 Amendments were executed for each of the above noted Consulting Agreements wherein Jupiter and Micro-American agreed to forego their annual cash bonuses of $240,000 each for 2004, forego their stock bonus of 2,000,000 shares each to be issued on March 31, 2004 and to relinquish some benefits.

         (a) Base Salary at a monthly rate of at least US $20,000 to be renewed annually to be paid in either cash or our common shares.

         (b) Signing Bonus. We issued a signing bonus of 1,000,000 common shares and an option to purchase 2,500,000 shares of our common shares, vesting immediately at an exercise price of $0.45 per share.

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

AlphaTrade.com 2001, 2002 and 2003 Stock Option Plans

     Stock Incentive Plans were adopted in 2001, 2002 and 2003 authorizing the issuance of the following shares to the Employees and Consultants of which the unexercised balances are as follows:

                Exercise         Number         Number
                Price            Authorized     Outstanding

2001 Plan       $0.10            2,147,800      none
2001 Plan       $1.50 (avg)      1,387,200      none

2002 Plan       $0.25            1,200,000      322,970

2003 Plan       $0.62            2,300,000      2,300,000


All employees and consultants are eligible to participate in the 2002 and 2003 Stock Option Plans. The options vest over a five year period. The Plan is administered by the Board of Directors.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the stock ownership as of December 31, 2003, of each person who is known to be the beneficial owner of more than 5% of our common stock; held directly or indirectly by each director; or by each person who was an executive officer during the fiscal year ending December 31, 2003; and by directors and executive officers as a group.


                                  Shares
                                  Beneficially
Name of Beneficial Owner          Owned(1)            Percent (2)

Penny Perfect                     10,241,620(3)             44%
Suite 1322 - 1111 W. Georgia St.
Vancouver, B.C.

Gordon Muir                       10,016,320(4)             43%
Suite 1322 - 1111 W. Georgia St.
Vancouver, B.C.

Ms. Perfect and Mr. Muir are spouses. Accordingly, each spouse's holdings may also be deemed to be beneficially owned by the other, however both Ms. Perfect and Mr. Muir are businesspeople in their own right.


All executive officers and directors
as a group (four persons)         20,307,940(5)             71%

(1) The above noted disclosure should not be construed as an admission that each executive officer or director is the beneficial owner of these shares of common stock.
(2) Percentage ownership is based upon 18,415,365 shares of common stock outstanding on December 31, 2003 and is calculated separately for each person on the basis of the actual number of outstanding shares beneficially owned as of December 31, 2003 and assumes the conversion of preferred shares held by such person (but not by anyone else).
(3) Includes direct and indirect ownership of common shares and includes 5,000,000 shares to be issued upon the conversion of preferred shares. (4) Includes direct and indirect ownership of common shares and includes 5,000,000 shares to be issued upon the conversion of preferred shares. (5) Include 10,000,000 shares to be issued upon the conversion of preferred shares.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Payables

Related parties loaned us $9,254 and $35,140 during the years ended December 31, 2003 and 2002, respectively. The remaining sum of $990,819 is owed equally to Jupiter Consultants Inc. and Micro-American Inc. Jupiter Consultants, Inc. and Micro American Inc. have consulting agreements with Penny Perfect (CEO & President) and Gordon Muir (Chairman).

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

             The following exhibits are included herein, except for the exhibits marked with a footnote, which are incorporated herein by reference and can be found in the appropriate document referenced.

    (a)      Exhibits

    Exhibit No. Exhibit Name
    ----------- ------------
      3.1(1)   Initial Articles of Incorporation dated June 6, 1995
      3.2(1)   By-laws
      3.3(1)   Certificate of Amendment increasing the authorized capital to
               25,000,000 shares of common stock, par value $0.001, and effected an 80 for one forward split of the outstanding common stock
               (10/21/98)
      3.4(1)   Certificate of Amendment changing the name of the company to
               "Honor One Corporation" (10/29/98)
      3.5(1)   Certificate of Amendment effecting a three for one forward split of the outstanding common stock (12/18/98)
      3.6(1)   Certificate of Amendment increasing the authorized capital to
               100,000,000 shares of common stock, par value $0.001; 10,000,000 shares of preferred stock, par value $0.001; created a series of 2,000,000 shares of Class A Preferred Stock; and changed its name from "Honor One Corporation" to "AlphaTrade.com" (1/5/99)
      10.1(1)  Asset Purchase Agreement between the Company and Unicorn, dated
               January 6, 1999
      10.2(2)  1999 Stock Incentive Plan 10.3(1) Licensing Agreement with
               PhantomFilm.com 10.4(3) 2000 Stock Incentive Plan 10.5(4)
               Consultant Compensation Agreement No. 2 10.6(5) AlphaTrade.com
               2001 Stock Option Plan
      10.7(6)  AlphaTrade.com 2002 Stock Option Plan 10.8(7) Consultancy
               Agreement with Penny Perfect 10.9(7) Consultancy Agreement with
               Gordon Muir
      10.10(8) AlphaTrade.com 2003 Stock Incentive Plan

      31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      31.2 Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      32.1 Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2 Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
      -----------------------
          (1) Incorporated by reference to the Form 10-SB/A filed November 23, 1999.
          (2)     Incorporated by reference to the Form  S-8 filed December 20,
                  1999.
          (3)     Incorporated by reference to the Form  S-8 filed October 19,
                  2000.
          (4)     Incorporated by reference to the Form  S-8 filed January 11,
                  2001.
          (5)     Incorporated by reference to the Form  S-8 filed December 10,
                  2001.
Incorporated by reference to the Form  S-8 filed January 3, 2003.
Incorporated by reference to the Form 10-KSB for the year ended December 31, 2002 and filed March 28, 2003. Incorporated by reference to the Form S-8 filed March 3, 2004.

    (b)      Reports on Form 8-K

             None

Item 14. Principal Accountant Fees and Services

      The following is a summary of the fees billed to us by HJ & Associates, LLC for professional services rendered for the fiscal years ended December 31, 2002 and December 31, 2003:

             Fee Category          Fiscal 2003 Fees   Fiscal 2002 Fees
      -------------------------    ----------------   ----------------
      Audit Fees ..............    $21,218.79         $18,466.45
      Audit-Related Fees ......         --                 --
      Tax Fees ................         --                 --
      All Other Fees ..........         --                 --
                                   ----------         ----------
      Total Fees ..............    $21,218.79         $18,466.45

         Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by HJ & Associates in connection with statutory and regulatory filings or engagements.

      Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

      The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

                                 ALPHATRADE.COM

                              FINANCIAL STATEMENTS

                                December 31, 2003






























                                    Page F-1

                                 C O N T E N T S



Independent Auditors' Report............................................ F-3

Balance Sheet........................................................... F-4

Statements of Operations................................................ F-6

Statements of Stockholders' Equity (Deficit)............................ F-7

Statements of Cash Flows................................................ F-9

Notes to the Financial Statements....................................... F-10








































                                    Page F-2

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors of
AlphaTrade.com
Vancouver, B.C. Canada

We have audited the accompanying balance sheet of AlphaTrade.com at December 31, 2003, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AlphaTrade.com at December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has recorded significant losses from operations, has insufficient revenues to support operational cash flows and has a working capital deficit, which together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




HJ & Associates, LLC
Salt Lake City, Utah
February 6, 2004











                                    Page F-3

                                 ALPHATRADE.COM
                                  Balance Sheet

                                     ASSETS
                                     ------

                                                                December 31,
                                                                    2003
                                                               -------------
CURRENT ASSETS

   Cash                                                        $       6,562
   Accounts receivable - trade, net of zero allowance                  7,004
   Prepaid expenses                                                    1,000
                                                               -------------

     Total Current Assets                                             14,566
                                                               -------------

FIXED ASSETS, NET (Note 2)                                            34,360
                                                               -------------

OTHER ASSETS

   Deposit (Note 8)                                                   16,035
                                                               -------------

     Total Other Assets                                               16,035
                                                               -------------

     TOTAL ASSETS                                              $      64,961
                                                               =============
























   The accompanying notes are an integral part of these financial statements.
                                    Page F-4

                                 ALPHATRADE.COM
                            Balance Sheet (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                               December 31,
                                                                   2003
                                                               ------------

CURRENT LIABILITIES

   Accounts payable and accrued expenses                       $    156,838
   Related party payables (Note 5)                                1,035,213
   Stock subscription payable                                        40,447
   Deferred revenue (Note 1)                                         65,882
                                                               ------------

     Total Current Liabilities                                    1,298,380
                                                               ------------

     Total Liabilities                                            1,298,380
                                                               ------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Convertible preferred stock: par value $0.001 per share;
    10,000,000 shares authorized, 2,000,000 shares issued
    and outstanding                                                   2,000
   Common stock: $0.001 par value 100,000,000 shares
    Authorized;18,415,365 shares issued outstanding                  18,415
   Additional paid-in capital                                    22,560,348
   Deferred consulting fees                                         (27,321)
   Accumulated deficit                                          (23,786,861)
                                                               ------------

     Total Stockholders' Equity (Deficit)                        (1,233,419)
                                                               ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $ 64,961
                                                               ============















   The accompanying notes are an integral part of these financial statements.
                                    Page F-5

                                 ALPHATRADE.COM
                            Statements of Operations

                                                      For the Years Ended
                                                          December 31,
                                               ---------------------------------
                                                      2003             2002
                                               ----------------  ---------------
REVENUE

   Subscription revenue                        $        894,388  $      513,697
   Licensing revenue                                     26,000               -
   Development revenue                                   19,480               -
                                               ----------------  --------------
     Total Revenue                                      939,868         513,697

COST OF SALES

   Financial content (Note 1)                           849,641         548,109
                                               ----------------  --------------
   Gross profit (deficit)                                90,227         (34,412)
                                               ----------------  --------------

EXPENSES

   Related party compensation                         6,720,000       2,227,817
   Professional fees                                    956,161       1,248,680
   Research and development                             259,259         470,297
   Marketing expense                                    215,687         178,913
   General and administrative expenses                  376,798         315,787
                                               ----------------  --------------
     Total Expenses                                   8,527,905       4,441,494
                                               ----------------  --------------
LOSS FROM OPERATIONS                                 (8,437,678)     (4,475,906)
                                               ----------------  --------------
OTHER INCOME (EXPENSES)

   Interest expense                                           -         (49,223)
   Loss on extinguishment of debt                       (27,222)              -
   Gain on release of debt                              150,872         289,040
                                               ----------------  --------------
     Total Other Income (Expenses)                      123,650         239,817
                                               ----------------  --------------
NET LOSS                                       $     (8,314,028) $   (4,236,089)
                                               ================  ==============
BASIC LOSS PER SHARE
   Loss per share                              $          (0.56) $        (0.96)
                                               ================  ==============
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                         14,943,654       4,401,942
                                               ================  ==============





   The accompanying notes are an integral part of these financial statements.
                                    Page F-6

                                 ALPHATRADE.COM
                   Statement of Stockholders' Equity (Deficit)

                           Preferred Stock   Common Stock     Additional   Deferred
                          ---------------- ------------------  Paid-In    Consulting  Accumulated
                            Shares  Amount  Shares    Amount   Capital       Fees       Deficit
                          --------- ------ --------- -------- ----------- ---------- -------------
Balance,
 December 31, 2001        2,000,000 $2,000   846,517 $   847  $ 9,693,254 $        - $(11,236,744)

Common stock issued
 for cash at an average
 price of $0.15 per share         -      - 1,767,500   1,767      265,428          -            -

Common stock issued for
 services at an average
 price of $0.94 per share         -      - 4,030,030   4,030    3,755,589          -            -

Common stock issued for
 extinguishments of debt
 at an average price of
 $0.57 per share                  -      - 1,901,250   1,901    1,078,407          -            -

Warrants granted at fair
 value                            -      -         -       -       42,314          -            -

Net loss for the year
 ended December 31, 2002          -      -         -       -            -          -   (4,236,089)
                          --------- ------ --------- -------  ----------- ---------- ------------
Balance,
 December 31, 2002        2,000,000  2,000 8,545,297   8,545   14,834,992          -  (15,472,833)

Common stock issued for
 cash at average price
 of $0.38 per share               -      - 2,380,541   2,381      904,994          -            -

Stock offering costs              -      -         -       -      (48,525)         -            -























   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
             Statement of Stockholders' Equity (Deficit) (Continued)

                           Preferred Stock    Common Stock     Additional   Deferred
                          ---------------- -------------------  Paid-In    Consulting  Accumulated
                            Shares  Amount   Shares    Amount   Capital       Fees       Deficit
                          --------- ------ ---------- -------- ----------- ---------- -------------
Common stock issued
 charitable donations
 at $1.06 per share               -      -     95,000       95     100,355          -             -

Common stock issued
 for related party
 services at $0.88
 per share                        -      -  6,000,000    6,000   5,274,000          -             -
                          --------- ------ ---------- -------- ----------- ---------- -------------
Balance forward           2,000,000 $2,000 17,020,838 $ 17,021 $21,065,816 $        - $ (15,472,833)
                          --------- ------ ---------- -------- ----------- ---------- -------------
Common stock issued for
 services at $0.74 per
 share                            -      -  1,269,527    1,269     930,811          -             -

Common stock issued for
 the extinguishments of
 debt at $0.97 per share          -      -    125,000      125     120,975          -             -

Fair value of options and
 warrants granted to
 unrelated parties                -      -          -        -     411,157    (27,321)            -

Gain on sale of assets
 to related party                 -      -          -        -      31,589          -             -

Net loss for year
 ended December 31, 2003          -      -          -        -           -          -    (8,314,028)
                          --------- ------ ---------- -------- ----------- ---------- -------------
Balance,
 December 31,  2003       2,000,000 $2,000 18,415,365 $ 18,415 $22,560,348 $  (27,321)$ (23,786,861)
                          ========= ====== ========== ======== =========== ========== =============





















   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                             Statement of Cash Flows

                                                                        December 31,
                                                                 -------------------------
                                                                     2003        2002
CASH FLOWS FROM OPERATING ACTIVITIES                             ------------ ------------
   Net loss                                                      $(8,314,028) $(4,236,089)
   Adjustments to reconcile net loss to net cash used
    by operating activities:
     Common stock issued for services and contributions            6,312,530    3,759,619
     Depreciation expense                                             46,585       45,511
     Services for note payable                                             -      270,000
     Net gain on forgiveness of debt                                (123,650)    (289,040)
     Warrants and options granted at fair market value               383,836       42,314
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                       11,007      (11,194)
     (Increase) decrease in prepaid expenses                         (17,035)      23,728
     Increase (decrease) in accounts payable and accrued expenses    (20,855)      19,954
     Increase (decrease) in deferred revenue                          21,611       20,438
     Increase is related party payable                               755,282            -
                                                                 -----------  -----------
       Net Cash Used by Operating Activities                        (944,717)    (354,759)
                                                                 -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of assets- related party                        40,000            -
Change in related party receivable                                     5,116       (5,116)
      Purchase of fixed assets                                       (12,647)      (5,000)
                                                                 -----------  -----------
       Net Cash Provided (Used) by Investing Activities               32,469      (10,116)
                                                                 -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Change in cash overdraft                                             (268)         268
   Proceeds from notes payable - related parties                           -      280,992
   Payments on notes payable - related parties                             -     (184,449)
   Proceeds from stock subscription                                   29,992       10,455
   Common stock issued for cash                                      907,375      267,195
   Stock offering costs                                              (48,525)           -
                                                                 -----------  -----------
       Net Cash Provided by Financing Activities                     888,574      374,461
                                                                 -----------  -----------
NET CHANGE IN CASH                                                   (23,674)       9,586
CASH AT BEGINNING OF YEAR                                             30,236       20,650
                                                                 -----------  -----------
CASH AT END OF YEAR                                              $     6,562  $    30,236
                                                                 ===========  ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                                 $         -  $         -
   Income taxes paid                                             $         -  $         -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
   Common stock issued for services and contributions            $ 6,312,530  $ 3,759,619
   Common stock issued for extinguishments of debt               $   121,100  $ 1,080,308
   Warrants and options granted at fair market value             $   383,836  $    42,314








   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

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






                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

NOTE 1 -      NATURE OF ORGANIZATION (Continued)

              f. Basic Loss Per Share

              The computation of basic and diluted loss per share of common stock is based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents have not been included because they are antidilutive in nature. The Company has excluded 20,917,815 common stock equivalents comprised of convertible preferred stock, options, and warrants.

              g.  Income Taxes

              Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

              Net deferred tax assets consist of the following components as of December 31, 2003 and 2002:


                                                 2003          2002
                                          --------------- ---------------
              Deferred tax assets:
                NOL Carryover             $    2,654,447  $    2,123,204
                Contribution Carryover            87,925               -
                Depreciation                       2,160               -

              Deferred tax liabilities:                -               -

              Valuation allowance             (2,744,532)     (2,123,204)
                                          --------------  --------------

              Net deferred tax asset      $            -  $            -
                                          ==============  ==============

              g.  Income Taxes (Continued)

              The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2003 and 2002 due to the following:


                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

NOTE 1 -      NATURE OF ORGANIZATION (Continued)

                                                    2003          2002
                                              -------------- --------------
              Book Income                     $ (3,242,470)  $ (1,650,485)
              Stock for Services/Options         2,467,135      1,482,754
              Accrued Bonus                        187,200              -
              Accrued Interest                      (4,375)             -
              Contributions                         39,176              -
              Gain/Loss                             13,830              -
              Depreciation                           4,855          6,045
              Other                                  1,023          2,740
              Valuation allowance                  533,626        158,946
                                              ------------   ------------
                                              $          -   $          -
                                              ============   ============

              At  December  31,  2003,   the  Company  had  net  operating  loss
              carryforwards of approximately $6,800,000 that may be offset against future taxable income from the year 2003 through 2023. No tax benefit has been reported in the December 31, 2003 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

              Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

              h.  Revenue Recognition

              The Company recognizes subscription fees revenue when the services have been provided. The Company generally receives its monthly subscriptions in the month prior to the service being provided, accordingly the Company had deferred revenue of $65,882 at December 31, 2003. The cost of sales are comprised of data feed expenses charged by various stock market exchanges. The Company has one customer which accounted for 10% of the revenue during the year ended December 31, 2003.

              The  Company   occasionally   licenses  its   technology  to  some
              customers. The Company recognizes its license revenue over the term of the license.

              The Company occasionally develops modified products for customers. In these situations, the Company recognizes revenue after the development is complete, the product has been approved and payment has been received.




                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

NOTE 1 -      NATURE OF ORGANIZATION (Continued)

              i.  Newly Issued Accounting Pronouncements

              During the year ended December 31, 2003, the Company adopted the following accounting pronouncements:

              SFAS No. 143 -- In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the financial statements of the Company.

              SFAS No. 145 -- On April 30, 2002, the FASB issued FASB Statement No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds both FASB Statement No. 4 (SFAS
              4), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66, "Accounting for Sales of Real Estate," if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, "Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases." Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a material effect on the financial statements of the Company.





                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

NOTE 1 -      NATURE OF ORGANIZATION (Continued)

              i.  Newly Issued Accounting Pronouncements (Continued)

              SFAS No. 146 -- In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The adoption of SFAS 146 did not have a material effect on the financial statements of the Company.

              SFAS No. 147 --In October 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
              (SFAS) No. 147, "Acquisitions of Certain Financial Institutions" which is effective for acquisitions on or after October 1, 2002. This statement provides interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". The adoption of SFAS No. 147 did not have a material effect on the financial statements of the Company.

              SFAS No. 148 - In  December  2002,  the FASB  issued SFAS No. 148,
              "Accounting   for  Stock  Based   Compensation  -  Transition  and
              Disclosure - an amendment of FASB

              Statement No. 123" which is effective for financial statements issued for fiscal years ending after December 15, 2002. This Statement amends SFAS 123, Accounting for Stock-Based



                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

NOTE 1 -      NATURE OF ORGANIZATION (Continued)

              i.  Newly Issued Accounting Pronouncements (Continued)

              Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a material effect on the financial statement of the Company.

              SFAS No. 149 -- In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS 133. The adoption of SFAS No. 149 did not have a material effect on the financial statements of the Company.

              SFAS No. 150 -- In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the financial statements of the Company.

              FASB Interpretation No. 45 -- "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107". The initial recognition and initial measurement provisions of this Interpretation are to be applied prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements in the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FASB
              Interpretation No. 45 did not have a material effect on the financial statements of the Company.


                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

NOTE 1 -      NATURE OF ORGANIZATION (Continued)

              i.  Newly Issued Accounting Pronouncements (Continued)

              FASB  Interpretation  No. 46 -- In January  2003,  the FASB issued
              FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial statements.

              During the year ended December 31, 2003, the Company adopted the following Emerging Issues Task Force Consensuses: EITF Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables", EITF Issue No. 01 -8 " Determining Whether an Arrangement Contains a Lease", EITF Issue No. 02-3 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities", EITF Issue No. 02-9 "Accounting by a Reseller for Certain Consideration Received from a Vendor", EITF Issue No. 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination", EITF Issue No. 02-18
              "Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition", EITF Issue No. 03-1, "The Meaning of Other Than Temporary and its Application to Certain Instruments", EITF Issue No. 03-5, "Applicability of AICPA Statement of Position 9702, `Software Revenue Recognition' to Non-Software Deliverables in an Arrangement Containing More Than Incidental Software", EITF Issue No. 03-7, "Accounting for the Settlement of the Equity Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to be Settled in Stock", EITF Issue No. 03-10, "Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.

              j.  Advertising

              The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the years ended December 31, 2003 and 2002 was $78,123 and $63,171, respectively.






                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

NOTE 1 -      NATURE OF ORGANIZATION (Continued)

              k.  Stock Options

              As permitted by FASB Statement 148 "Accounting for Stock Based Compensation", the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and make proforma disclosures of net income and earnings per share as if the fair value method of valuing stock options had been applied. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

              l.  Reclassification

              Certain 2002 income statement items have been reclassified to conform with the 2003 presentation.

              m.  Cost of Sales

              The Company's cost of sales is the cost of the stock quotation data it purchases from the various stock markets to which its customers subscribe.

NOTE 2 -      FIXED ASSETS

              Fixed assets at December 31, 2003 consisted of the following:

                  Office equipment                     $           124,131
                  Computer equipment                                21,337
                  Software                                          68,175
                  Less accumulated depreciation                   (179,283)

                                                       -------------------
                                                       $            34,360
                                                       ===================

              Depreciation expense for the years ended December 31, 2003 and 2002 was $46,585 and $45,511, respectively.

NOTE 3 -      CONVERTIBLE PREFERRED STOCK

              The Company has 2,000,000 outstanding shares of convertible Class "A" preferred stock with the following features:

              * Each preferred share is convertible into five underlying  common shares at a conversion price of $0.05 per common share.



                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

NOTE 3 -      CONVERTIBLE PREFERRED STOCK (Continued)

              * Each holder of Class "A"  preferred  shares shall be entitled to five(5)votes(which can be voted prior to conversion) for every preferred share held to vote on any matters brought before the shareholders of the Company.
              * The preferred shares are assignable.
              * The  preferred  shares  vest  immediately  to  the  holder  upon issuance and cannot be canceled.

NOTE 4 -      OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS

              Under FASB Statement 123, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 151.20% and 0.00%; risk-free interest rates of 2.14 and 2.77 percent and expected lives of 5.0 and 0.0, for the years ended December 31, 2003 and 2002, respectively.

              Had compensation cost for the Company's stock options granted to directors and employees been based on the fair value as determined by the Black-Scholes option pricing model at the grant date under the accounting provisions of SFAS No. 123, the Company would have recorded an additional expense of $3,602,439 and $-0- for the years ended December 31, 2003 and 2002, respectively. Also under these same provisions, the Company's net loss would have been changed by the pro forma amounts indicated below:

                                                    For the Years Ended
                                                        December 31,
                                          --------------------------------------
                                                 2003                 2002
                                          -----------------  -------------------
              Net loss:
                As reported               $       (8,314,028) $      (4,236,089)
                Pro forma                 $      (11,916,467) $      (4,236,089)

                                                         December 31,
                                          --------------------------------------
                                                 2003                 2002
                                          -----------------  -------------------
              Basic loss per share:
              As reported                 $            (0.56) $           (0.96)
              Pro forma                   $            (0.80) $           (0.96)

              A summary of the status of the Company's stock options and warrants as of December 30, 2002 and changes during the year ended December 31, 2003 is presented below:



                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

NOTE 4 -      OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS (Continued)

                                                            Weighted   Weighted
                                                Options     Average    Average
                                                  and       Exercise  Grant Date
                                                Warrants     Price    Fair Value
                                             -------------- --------  ----------
              Outstanding, December 31, 2002     1,741,193  $   0.53  $    0.68
               Granted                          18,062,500      0.49       0.72
               Expired/Canceled                   (335,078)     0.58       0.65
               Exercised                          (825,800)     0.59       0.65
                                             -------------  --------  ---------
              Outstanding, December 31, 2003    18,642,815  $   0.53  $    0.71
                                             =============  ========  =========
              Exercisable, December 31, 2003    10,917,815  $   0.58  $    0.72
                                             =============  ========  =========

NOTE 5 -      RELATED PARTY TRANSACTIONS

              Compensation
              ------------
              During the year ended December 31, 2003, two companies, owned for the benefit of two officers of the Company earned compensation valued at $6,720,000. This compensation consisted of 6,000,000 shares of common stock valued at the closing prices on the dates of authorization of $5,280,000 plus accrued salaries of $480,000 and accrued bonuses of $480,000. Additionally each officer's company was granted 2,500,000 options which vested immediately during the first Quarter of 2003. Additionally, the companies were each granted 5,000,000 bonus stock options on March 31, 2003 which vest 2,000,000 each on March 31, 2003, March 31, 2004 and
              1,000,000 on March 31, 2005.

              During the year ended December 31, 2002, the companies earned compensation valued at $2,227,817. This compensation consisted of $360,000 of salaries and $1,867,817 of compensation associated with stock issuances.

              Related Party Payables
              ----------------------
              As of December 31, 2003 the Company accrued bonuses payable to two companies, owned for the benefit of two officers of the Company, in the amount of $480,000. Additionally, the Company has accrued salary to these two companies totaling $510,817. These two companies had also advanced $44,396 to the Company. The total owing to these two companies at December 31, 2003 was $1,035,213.

              Notes Payable
              -------------
              During the year ended December 31, 2002 the Company received loans of $280,992 from related parties. These loans bore interest at 10%, were unsecured and were due upon demand. The Company also

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

NOTE 5 -      RELATED PARTY TRANSACTIONS (Continued)

              made payments of $184,499 and on the related party loans during the year ended December 31, 2002.

              Stock Issuances
              ---------------
              During the year ended December 31, 2002, related parties converted $1,079,347 of notes payable into equity. The related parties received 1,897,475 shares of common stock. Each conversion of debt to equity was recorded at the closing share price on the date of conversion.

              Sale of Assets
              --------------
              In 2003, the Company sold some of its excess computer equipment to a company managed by common management for $40,000. The Company shares office space with that Company. The Company realized a gain of $31,589 on the sale which was recorded as contribution to capital.

NOTE 6 -      COMMITMENTS AND CONTINGENCIES

              Office Lease
              ------------
              The Company leases office space as a part of a sublease on a month-to-month basis. The lease expires in February 2004. The monthly lease payment is $6,000. Rent expense for the years ended December 31, 2003 and 2002 was $88,152 and $94,359, respectively, which includes common area maintenance charges.

              Third Party Providers

              ---------------------
              The Company has a contract with Reuters which calls for monthly payments of $20,000 and an agreement with Comtex News Network, Inc. which calls for monthly payments of $3,850. Both contracts renew annually unless otherwise terminated. The Company has re-signed with Reuters for a one-year contract which expires March 2005.

              Contingencies
              -------------
              During the year ended December 31, 2002, a company filed a Writ of Summons and a Statement of Claim in the Supreme Court of British Columbia claiming unspecified damages. The Company filed a statement of defence in August 2002. The Company plans to vigorously defend itself. As of December 31, 2003, no amounts have been accrued.



                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

NOTE 6 -      COMMITMENTS AND CONTINGENCIES (Continued)

              During the year ended December 31, 2003 a company filed suit in the supreme court of British Columbia claiming $279,664 in unpaid services. The Company plans to vigorously defend itself. As of December 31, 2003, it was too early to determine the outcome of the suit. No amounts have been accrued.

NOTE 7 -      GOING CONCERN

              The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had limited revenues, has generated significant losses from operations and has a deficit in its working capital.

              In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and revenues. Management's plans include concentrating its efforts on increasing the number of subscribers to its stock-tracking product. The Company expects to become cash flow positive from operations in 2004 and has raised $62,000 of additional capital. The Company expects that it will need to raise a total of $75,000 to cover its negative cash flow in 2004.


              The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 8 -      DEPOSIT

              The Company has deposited with the Supreme Court of British Columbia $16,035. This amount was deposited in connection with a dispute over alleged past consulting services. On February 4, 2004, the Company settled this dispute by agreeing to pay $9,347. The balance of the deposit account was returned to the Company. The settled liability of $9,347 is included in accrued expenses as of December 31, 2003.

NOTE 9 - SUBSEQUENT EVENTS

              Subsequent to year-end, the Company issued 290,000 shares of common stock for $104,500 of cash. The Company also issued 25,000 shares of common stock for the extinguishment of $28,500 of accrued expenses. Additionally, the Company issued 428,000 shares of common stock for services, which were valued at $349,840.

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     ALPHATRADE.COM


Dated:  March 25, 2004                               By: /s/ Penny Perfect
                                                     ---------------------
                                                     Penny Perfect
                                                     President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



  Signature                Title                    Date



/s/ Gordon Muir            Director            March 25, 2004
------------------
Gordon J. Muir


/s/  Penny Perfect         Director            March 25, 2004
------------------
Penny Perfect

/s/ Lisa McVeigh           Director            March 25, 2004
------------------
Lisa McVeigh


/s/ Raymond Hatch          Director            March 25, 2004
------------------
Raymond Hatch