Form 10QSB
period 2004-03-31
ALPHATRADE COM
filed 2004-05-12
CIK 1076462

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

                  For Quarterly period Ended: March 31, 2004; or

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

          SUITE 1322 - 1111 WEST GEORGIA ST, VANCOUVER BC V6E 4M3 CANADA
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)



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

        State the number of shares outstanding of the issuer's common equity:
$0.001 par value, as of March 31, 2004, was 19,158,365.

         Transitional Small Business Disclosure Format. Yes       No  X
                                                            ---      ---

                              Report on Form 10-QSB
                      For the Quarter Ended March 31, 2004

                                      INDEX

                                                                          Page
                                                                          ----
Part I.  Financial Information

         Item 1.      Financial Statements (unaudited)...................... 3

                      Balance Sheets.......................................4-5
                      Statements of Operations ............................. 6
                      Statement of Stockholders' Equity (Deficit)..........7-8
                      Statements of Cash Flows............................9-10
                      Notes to the Financial Statements .................11-13


         Item 2.      Management's Discussion and Analysis
                        or Plan of Operation .............................. 14

         Item 3.      Controls and Procedures ............................. 15



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

         Item 3.      Defaults Upon Senior Securities ..................... 17

         Item 4.      Submission of Matters to a Vote of Security Holders . 17

         Item 5.      Other Information ................................... 17

         Item 6.      Exhibits and Reports on Form 8-K .................... 17

                      Signatures........................................... 18

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited balance sheets of Alphatrade.com at March 31, 2004 and December 31, 2003, and the related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three months ending March 31, 2004 and 2003, have been prepared by our management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2004, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2004.


















                                 ALPHATRADE.COM

                              FINANCIAL STATEMENTS

                      March 31, 2004 and December 31, 2003

                                 ALPHATRADE.COM
                                 Balance Sheets

                                     ASSETS
                                     ------

                                                       March 31,   December 31,
                                                         2004          2003
                                                    ------------- -------------
                                                     (Unaudited)
CURRENT ASSETS

   Cash                                             $     20,326  $      6,562
   Accounts receivable - trade, net                        2,955         7,004
   Prepaid expenses                                        7,000         1,000
                                                    ------------  ------------
     Total Current Assets                                 30,281        14,566
                                                    ------------  ------------
FIXED ASSETS, NET                                         25,088        34,360
                                                    ------------  ------------
OTHER ASSETS

   Deposits                                               14,759        16,035
                                                    ------------  ------------
     Total Other Assets                                   14,759        16,035
                                                    ------------  ------------
     TOTAL ASSETS                                   $     70,128  $     64,961
                                                    ============  ============




























   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                           Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------


                                                      March 31,    December 31,
                                                        2004          2003
                                                    ------------- -------------
                                                     (Unaudited)
CURRENT LIABILITIES

   Accounts payable and accrued expenses            $    207,575  $    156,838
   Related party payables                              1,138,714     1,035,213
   Stock subscription payable                             78,897        40,447
   Deferred revenue                                       88,969        65,882
                                                    ------------  ------------
     Total Current Liabilities                         1,514,155     1,298,380
                                                    ------------  ------------
     Total Liabilities                                 1,514,155     1,298,380
                                                    ------------  ------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Convertible preferred stock: par value
    $0.001 per share; 10,000,000 shares
    authorized, 2,000,000 shares issued
    and outstanding                                        2,000         2,000
   Common stock: $0.001 par value 100,000,000
    shares Authorized:19,158,365 and 18,415,365
    shares issued and outstanding, respectively           19,158        18,415
   Additional paid-in capital                         23,053,446    22,560,348
   Deferred consulting fees                                    -       (27,321)
   Accumulated deficit                               (24,518,631)  (23,786,861)
                                                    ------------  ------------
     Total Stockholders' Equity (Deficit)             (1,444,027)   (1,233,419)
                                                    ------------  ------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                              $     70,128  $     64,961

                                                    ============  ============












   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                            Statements of Operations
                                   (Unaudited)


                                                   For the Three Months Ended
                                                            March 31,
                                                   ---------------------------
                                                        2004          2003
                                                   ------------- -------------
REVENUE

   Subscription revenue                            $    332,711  $    197,921
   Licensing revenue                                     18,000             -
   Other revenue                                          1,525        13,140
                                                   ------------  ------------
     Total Revenue                                      352,236       211,061
                                                   ------------  ------------
COST OF SALES

   Financial content                                    311,039       174,807
                                                   ------------  ------------
Gross Profit                                             41,197        36,254
                                                   ------------  ------------
EXPENSES

   Related party compensation                           120,000     5,640,000
   Professional fees                                    205,562       325,902
   Research and development                              56,637        47,785
   Marketing expense                                    313,635        26,200
   General and administrative expenses                   77,133        80,563
                                                   ------------  ------------
     Total Expenses                                     772,967     6,120,450
                                                   ------------  ------------
LOSS FROM OPERATIONS                                   (731,770)   (6,084,196)
                                                   ------------  ------------
OTHER INCOME (EXPENSES)

   Interest expense                                           -        (4,737)
                                                   ------------  ------------
     Total Other Income  (Expenses)                           -        (4,737)
                                                   ------------  ------------
LOSS BEFORE INCOME TAX                                 (731,770)   (6,088,933)
                                                   ------------  ------------
INCOME TAX EXPENSE                                            -             -
                                                   ------------  ------------
NET LOSS                                           $   (731,770) $ (6,088,933)
                                                   ============  ============
NET LOSS PER SHARE                                 $      (0.04) $      (0.61)
                                                   ============  ============
WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING                             18,891,914     9,962,464
                                                   ============  ============


   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                  Statements of Stockholders' Equity (Deficit)

                                   Preferred Stock     Common Stock      Additional
                                  ----------------- -------------------    Paid-In     Accumulated
                                   Shares   Amount    Shares    Amount     Capital       Deficit
                                  --------- ------- ---------- -------- ------------- -------------
Balance, December 31, 2002        2,000,000 $ 2,000  8,545,297 $  8,545 $ 14,834,992  $(15,472,833)

Common stock issued for
 cash at an average price
 of $0.38 per share                       -       -  2,380,541    2,381      904,994             -

Stock offering costs                      -       -          -        -      (48,525)            -

Common stock issued for
 charitable donations at
 an average price
 of $1.06 per share                       -       -     95,000       95      100,355             -

Common stock issued for
 related party services at an
 average price of $0.88 per share         -       -  6,000,000    6,000    5,274,000             -

Common stock issued for services
 at $0.74 per share                       -       -  1,269,527    1,269      930,811             -

Common stock issued for the
 extinguishments of debt at
 $0.97 per share                          -       -    125,000      125      120,975             -

Fair value of options and warrants
 Granted to unrelated parties             -       -          -        -      411,157             -

Gain on sale of assets to related
 party                                    -       -          -        -       31,589             -

Net loss for the year ended
 December 31, 2003                        -       -          -        -            -    (8,314,028)
                                  --------- ------- ---------- -------- ------------  ------------
Balance, December 31, 2003        2,000,000   2,000 18,415,365   18,415   22,560,348   (23,786,861)

















   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                  Statements of Stockholders' Equity (Deficit)(Continued)

                                   Preferred Stock     Common Stock      Additional
                                  ----------------- -------------------    Paid-In     Accumulated
                                   Shares   Amount    Shares    Amount     Capital       Deficit
                                  --------- ------- ---------- -------- ------------- -------------
Balance, December 31, 2003        2,000,000   2,000 18,415,365   18,415   22,560,348   (23,786,861)

Common stock issued for services
 at an average price of $0.82
 per share (unaudited)                    -       -    458,000      458      377,583             -

Common stock issued for cash
 at an average price of $0.37
 per share (unaudited)                    -       -    260,000      260       96,740             -

Common stock issued for debt
 at an average price of $1.14
 per share (unaudited)                    -       -     25,000       25       28,475             -

Stock offering costs (unaudited)          -       -          -        -       (9,700)            -

Net loss for the three months
 ended March 31, 2004
 (unaudited)                              -       -          -        -            -      (731,770)
                                  --------- ------- ---------- -------- ------------  ------------
Balance, March 31, 2004
 (unaudited)                      2,000,000 $ 2,000 19,158,365 $ 19,158 $ 23,053,446  $(24,518,631)
                                  ========= ======= ========== ======== ============  ============



























   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                            Statements of Cash Flows
                                   (Unaudited)
                                                   For the Three Months Ended
                                                            March 31,
                                                   --------------------------
                                                       2004          2003
                                                   ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                          $ (731,770)   $(6,088,933)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
   Common stock issued for services and
     contributions                                    378,040      1,579,781
   Amortization of services prepaid by
     common stock                                      27,321              -
   Depreciation expense                                 9,273         11,378
 Changes in operating assets and liabilities:
   Decrease in accounts receivable                      4,049          1,176
   (Increase) in prepaid expenses                      (4,724)        (2,327)
   Increase in accounts payable and accrued
    expenses                                           79,237      4,373,166
   Increase in related party payables                 103,501              -
   Increase (decrease) in deferred revenue             23,087           (611)
                                                   ----------    -----------
     Net Cash Used by Operating Activities           (111,986)      (126,370)
                                                   ----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES

 Decrease in related party receivable                       -         (1,855)
                                                   ----------    -----------
     Net Cash Used by Investing Activities                  -         (1,855)
                                                   ----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from subscribed stock                        38,450        175,910
 Stock offering costs paid                             (9,700)             -
 Payment of cash overdraft                                  -           (268)
 Proceeds from notes payable -
    related parties                                         -         27,082
 Payments on notes payable -
    related parties                                         -        (86,000)
 Common stock issued for cash                          97,000              -
                                                   ----------    -----------
     Net Cash Provided by Financing
      Activities                                      125,750        116,724
                                                   ----------    -----------
NET CHANGE IN CASH                                     13,764        (11,501)

CASH AT BEGINNING OF PERIOD                             6,562         30,236
                                                   ----------    -----------

CASH AT END OF PERIOD                              $   20,326    $    18,735
                                                   ==========    ===========

   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                      Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                   For the Three Months Ended
                                                            March 31,
                                                   --------------------------
                                                       2004          2003
                                                   ------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Interest paid                                   $        -    $         -
   Income taxes paid                               $        -    $         -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

   Common stock issued for services                $  378,040    $ 1,579,781
   Common stock issued for extinguishment of debt  $   28,500    $         -




































   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                      March 31, 2004 and December 31, 2003

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 20043 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

         In order to continue as a going concern, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans include concentrating its efforts on building their subscriber base, licensing the Company's technology, raising additional capital through the sale of common stock and/or through loans from shareholders. The Company recently licensed some of its applications to a company in the investment community to augment or enhance their current service. A co-marketing agreement was entered into for this purpose (see Note 3). The Company expects that it will need $250,000 to 500,000 to cover its negative cash flow however, that figure would be substantially reduced once revenue starts from the agreement in Note 3. Management has to date, delivered on many of its plans and anticipates that the shortfall will be addressed; however no assurances can be given that the plans will be successful.

         The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                      March 31, 2004 and December 31, 2003

NOTE 3 - SIGNIFICANT EVENTS

         During the quarter ended March 31, 2004, the Company issued 458,000 shares of common stock valued at an average price of $0.82 per share for services.


         During the quarter ended March 31, 2004, the Company issued 260,000 shares of common stock valued at an average price of $0.37 per share for cash.

         During the quarter  ended March 31,  2004,  the Company  issued  25,000
         shares  of  common   stock  at  an  average  of  $0.94  per  share  for
         extinguishment of debt.

         All issuances of common stock for services and debt extinguishment were valued at the closing price of the common stock on the dates of authorization.

NOTE 4 - RELATED PARTY TRANSACTIONS

         The Company receives advances from several related parties on a regular basis and the Company often accrues officer salaries. During the quarter ended March 31, 2004, $120,000 was accrued and $559 was advanced from shareholders.

NOTE 5 - OPTIONS AND WARRANTS

         Under FASB Statement 123, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 151.20% and 0.00%; risk-free interest rates of 2.14, and
         2.77 percent and expected lives of 5.0 and 0.0, for the three months ended March 31, 2004 and 2003, respectively.

         Had compensation cost for the Company's stock options granted to directors and employees been based on the fair value as determined by the Black-Scholes option pricing model at the grant date under the accounting provisions of SFAS No. 123, the Company would have recorded an additional expense of $1,645,000 and $-0- for the three months ended March 31, 2004 and 2003, respectively. Also under these same provisions, the Company's net loss would have been changed by the pro forma amounts indicated below:

                                               For the Three Months Ended
                                                       March 31,
                                       ---------------------------------------
                                               2004                 2003
                                       ------------------  -------------------
              Net loss:
                As reported            $        (731,770)  $      (6,088,933)
                Pro forma              $      (2,376,621)  $      (6,088,933)

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                      March 31, 2004 and December 31, 2003

NOTE 5 - OPTIONS AND WARRANTS (Continued)

                                                       March 31,
                                        ---------------------------------------
                                                2004                 2003
                                        ------------------  -------------------
              Basic loss per share:
              As reported               $            (0.04) $           (0.61)
              Pro forma                 $            (0.13) $           (0.61)

A summary of the status of the Company's stock options and warrants as of March 31, 2004 and changes during the three months ended March 31, 2004 is presented below:

                                                     Weighted   Weighted
                                         Options     Average    Average
                                           and       Exercise  Grant Date
                                        Warrants      Price    Fair Value
                                       ----------  ----------  ----------
       Outstanding, December 31, 2003  18,745,315  $     0.53  $     0.71
          Granted                          30,000        0.94        0.94
          Expired/Canceled                      -        0.00        0.00
          Exercised                        30,000        0.94        0.94
                                       ----------  ----------  ----------
       Outstanding, March 31, 2004     18,745,315  $     0.53  $     0.71
                                       ==========  ==========  ==========
       Exercisable, March 31, 2004     16,365,315  $     0.58  $     0.72
                                       ==========  ==========  ==========


NOTE 6 - SUBSEQUENT EVENTS

         On April 5, 2004, the Company issued 55,000 shares of common stock for services valued at $0.43 per share.


         On April 12, 2004, the Company issued 15,000 shares of common stock for services valued at $0.40 per share.

         On April 12, 2004, the Company issued 250,000 shares of common stock for cash at $0.20 per share.

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

Results of Operations.

During the three months ended March 31, 2004, revenue significantly increased over the same period of 2003. Revenue for 2004 was $352,236, which is a 67% increase over fiscal 2003 sales of $211,061. The increase in revenue is directly attributable to increased exposure created from our marketing efforts. In 2004, we received $18,000 from the licensing agreement with SEGOES Securities Ltd. and $1,500 from advertising. In 2003, we received $13,140 in development fees for creating a new product that we subsequently licensed.

We believe that the more our company aligns itself with established companies such as Sungard, Corp., Bollinger Capital Management and SEGOES Securities Ltd., the faster our business will grow.


Our cost of sales is comprised of the aggregated cost for the financial content provided via the E-Gate service to our subscribers. Many of these costs are fixed monthly fees and some fees are based on a per user cost base. For the first quarter of 2003 our cost of sales was 88% of subscription revenues compared to 93% in 2004.

We incurred a net loss of $731,770 for the three months ended March 31, 2004 compared to $6,088,933 for the three months ended March 31, 2003. This is a decrease of $5,357,163. Included in the loss for 2003 was $5,640,000 as the accrued value of options and bonuses to officers and directors for their services. For the fiscal year 2004, the officers and directors forgave their right to any options and bonuses. This resulted in a decrease in related party compensation expense of $5,520,000 for 2004. Our professional fees also decreased by $120,340 from 2003 to 2004 as a result of a reduction in the number of shares issued to consultants. We increased our marketing expense to $313,635 in 2004 from $26,200 in 2003, which has generated increased revenues. $186,000 of this increase was in the form of non-cash compensation. Based on our success with our marketing efforts, we have budgeted shares and funds for continuing our marketing efforts.

Many of our expenses are paid in shares of our common stock. The expenses are recorded at the fair value of the shares issued. Excluding non-cash expenses the losses for 2004 and 2003 would have been $317,136 and $4,497,774, respectively.

Interest expense was $4,737 for the three months ended March 31, 2003 compared to $-0- for the same period of 2004. The decrease was a result of eliminating our past due debt in 2003.

Liquidity and Capital Resources.

We have consistently been financed through loans from related parties and from raising capital through private equity offerings. We used $111,986 in 2004 and $126,370 in 2003 of cash to fund our operating activities in the first three months, respectively. The decrease of 11% was primarily due to related party payables increasing. For the three months ended March 31, 2004 we received cash totaling $135,450 from the issuance and subscription of our common stock pursuant to Rule 144. We expect that in the next twelve months we will need between $250,000 and $500,000 to meet our needs until operating revenues are adequate to cover cash flow. Management will continue to license our technology to companies in the investment community for cash and will accept loans from shareholders in order to meet these financial needs.

Given the right circumstances, we would entertain a secondary financing and use the proceeds to expand our market penetration and bring extra revenue to us. We are actively seeking acquisition targets and may decide to use our stock as the compensation for any acquisition. Currently, we do not have any definitive plans for a secondary financing nor have we identified a specific acquisition target.

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


Dependence on Key Personnel

We are dependent on the services of certain key people, such as the President and the Chief Executive Officer. The loss of these persons or other key executives or personnel, or the inability to attract and retain the additional highly skilled employees required for the expansion of our activities, may have a material adverse effect on our business or future operations. We do not have "Key-man" life insurance on any executive officers or other personnel at this time.


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


PART II - OTHER INFORMATION.

Item 1. Legal Proceedings.

AlphaTrade.com is the Defendant in litigation pending in the Supreme Court of British Columbia, Canada. This action was filed on December 23, 2003 and is between Zacks Investment Services, Inc. as Plaintiff and AlphaTrade.com as Defendant. The case number is 5036907.

The Plaintiff alleges that it is owed the sum of $279,664 pursuant to a licensing Agreement executed by the Plaintiff and the Defendant in 1999. Alphatrade is agressively defending itself against this claim.

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

Item 2. Changes in Securities.

The following unregistered securities have been issued since January 1st, 2004:

                                                 Valued
Date             No. of Shares      Title          At          Reason

Jan. 7/04             100,000      Common         $0.35      Private Placement
Jan. 7/04              60,000      Common         $0.35      Private Placement
Jan. 7/04              25,000      Common         $1.14      Services
Jan.  20/04            50,000      Common         $0.84      Services
Feb. 4/04             200,000      Common         $0.93      Services
Feb. 18/04            103,000      Common         $0.68      Services
Feb. 18/04             35,000      Common         $0.68      Services
Feb. 25/04             40,000      Common         $0.70      Services
Feb. 25/04            100,000      Common         $0.35      Private Placement

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


Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.


Item 5. Other Information.

         On January 30, 2004, Gordon J. Muir was appointed as Chief Technology Officer and resigned as the Chief Executive Officer of AlphaTrade. Penny Perfect was appointed as the Chief Executive Officer. Mr. Muir continues to be the Chairman of AlphaTrade.

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




                                                   ALPHATRADE.COM


Date:    May 11, 2004                              / s / Penny Perfect
                                                   ----------------------------
                                                   President / Director



Date:    May 11, 2004                              / s / Brooke Styba
                                                   ----------------------------
                                                   Principal Accounting Officer