Form 10QSB
period 2004-06-30
ALPHATRADE COM
filed 2004-08-04
CIK 1076462

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

                  For Quarterly period Ended: June 30, 2004; or

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

        State the number of shares outstanding of the issuer's common equity:
$0.001 par value, as of June 30, 2004, was 19,658,365.

         Transitional Small Business Disclosure Format. Yes       No  X
                                                            ---      ---

                              Report on Form 10-QSB
                       For the Quarter Ended June 30, 2004

                                      INDEX

                                                                          Page
                                                                          ----
Part I.  Financial Information

         Item 1.      Financial Statements (unaudited)...................... 3

                      Balance Sheets.......................................4-5
                      Statements of Operations ............................. 6
                      Statement of Stockholders' Equity (Deficit)........... 7
                      Statements of Cash Flows.............................8-9
                      Notes to the Financial Statements .................10-13


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

         Item 3.      Controls and Procedures ............................. 16



Part II. Other Information

         Item 1.      Legal Proceedings ................................... 17

         Item 2.      Changes in Securities ............................... 17

         Item 3.      Defaults Upon Senior Securities ..................... 18

         Item 4.      Submission of Matters to a Vote of Security Holders . 18

         Item 5.      Other Information ................................... 18

         Item 6.      Exhibits and Reports on Form 8-K .................... 18

                      Signatures........................................... 19

                      Certifications

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

 The accompanying balance sheets of Alphatrade.com at June 30, 2004 and December 31, 2003, and the related statements of operations, stockholders' equity (deficit) and cash flows for the three months and six months ending June 30, 2004 and 2003, have been prepared by our management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2004, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2004.













                                 ALPHATRADE.COM

                              FINANCIAL STATEMENTS

                       June 30, 2004 and December 31, 2003

                                 ALPHATRADE.COM
                                 Balance Sheets

                                     ASSETS
                                     ------
                                                     June 30,       December 31,
                                                       2004             2003
                                                  ------------     ------------
                                                   (Unaudited)
CURRENT ASSETS
   Cash                                          $     43,164      $      6,562
   Accounts receivable - trade, net                     2,542             7,004
   Prepaid expenses                                     6,090             1,000
                                                 ------------      ------------

     Total Current Assets                              51,796            14,566
                                                 ------------      ------------

FIXED ASSETS, NET                                      15,815            34,360
                                                 ------------      ------------
OTHER ASSETS

   Deposits                                            14,759            16,035
                                                 ------------      ------------

     Total Other Assets                                14,759            16,035
                                                 ------------      ------------

     TOTAL ASSETS                                $     82,370      $     64,961
                                                 ============      ============


























    The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                           Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                     June 30,       December 31,
                                                       2004             2003
                                                  ------------     ------------
                                                   (Unaudited)

CURRENT LIABILITIES

Accounts payable and accrued expenses             $    291,431     $    156,838
Related party payables                               1,245,364        1,035,213
Stock subscription payable                              40,447           40,447
Deferred revenue                                       132,154           65,882
                                                  ------------     ------------

  Total Current Liabilities                          1,709,396        1,298,380
                                                  ------------     ------------

  Total Liabilities                                  1,709,396        1,298,380
                                                  ------------     ------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Convertible preferred stock: par
   value $0.001 per share;
   10,000,000 shares authorized,
   2,000,000 shares issued
   and outstanding                                       2,000            2,000
   Common stock: $0.001 par value
   100,000,000 shares
   Authorized:19,658,365 and 18,415,365
   shares issued and
   outstanding, respectively                            19,658           18,415
   Additional paid-in capital                       23,204,496       22,560,348
   Deferred consulting fees                               --            (27,321)
   Stock subscription receivable                       (11,550)            --
   Accumulated deficit                             (24,841,630)     (23,786,861)
                                                  ------------     ------------

     Total Stockholders' Equity (Deficit)           (1,627,026)      (1,233,419)
                                                  ------------     ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                            $     82,370     $     64,961
                                                  ============     ============



    The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                            Statements of Operations
                                   (Unaudited)

                              For the Three Months Ended      For the Six Months Ended
                                        June 30,                      June 30,
                             ----------------------------    ----------------------------
                                  2004            2003            2004            2003
                             ------------    ------------    ------------    ------------
REVENUE

Subscription revenue         $    433,485    $    199,662    $    766,196    $    397,583
Licensing revenue                  18,000            --            36,000            --
Other revenue                       9,600           8,440          11,125          21,580
                             ------------    ------------    ------------    ------------

  Total Revenue                   461,085         208,102         813,321         419,163
                             ------------    ------------    ------------    ------------
COST OF SALES

Financial content                 264,123         187,272         575,162         362,079
                             ------------    ------------    ------------    ------------

Gross Profit (deficit)            196,962          20,830         238,159          57,084
                             ------------    ------------    ------------    ------------
EXPENSES

Related party compensation        120,000         600,000         240,000       6,240,000
Professional fees                  87,546         125,327         293,108         451,229
Research and development           69,766          12,200         126,403          59,985
Marketing expense                 164,972           7,524         478,607          33,724
General and administrative
expenses                           77,677          99,815         154,810         180,378
                             ------------    ------------    ------------    ------------
  Total Expenses                  519,961         844,866       1,292,928       6,965,316
                             ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS             (322,999)       (824,036)     (1,054,769)     (6,908,232)
                             ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSES)

   Interest expense                  --              (535)           --            (5,272)
                             ------------    ------------    ------------    ------------
     Total Other Income
      (Expenses)                     --              (535)           --            (5,272)
                             ------------    ------------    ------------    ------------
LOSS BEFORE INCOME TAX           (322,999)       (824,571)     (1,054,769)     (6,913,504)
                             ------------    ------------    ------------    ------------
INCOME TAX EXPENSE                   --              --              --              --
                             ------------    ------------    ------------    ------------
NET LOSS                     $   (322,999)   $   (824,571)   $ (1,054,769)   $ (6,913,504)
                             ============    ============    ============    ============
NET LOSS PER SHARE           $      (0.02)   $      (0.05)   $      (0.05)   $      (0.57)
                             ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER
  OF SHARES                    19,466,112      16,869,022      19,179,013      12,178,175
                             ============    ============    ============    ============


    The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                  Statements of Stockholders' Equity (Deficit)

                                       Preferred Stock         Common Stock        Additional      Stock
                                     ------------------    -------------------      Paid-In    Subscription   Accumulated
                                       Shares    Amount      Shares    Amount       Capital     Receivable      Deficit
                                     ----------  ------    ---------   -------   ------------  ------------  ------------
Balance, December 31, 2002           2,000,000   $2,000    8,545,297   $ 8,545   $ 14,834,992    $   --      $(15,472,833)

Common stock issued for
 cash at an average price
of $0.38 per share                        --       --      2,380,541     2,381        904,994        --              --
Stock offering costs                      --       --           --        --          (48,525)       --              --
Common stock issued for
 charitable donations at an
 average price of $1.06 per share         --       --         95,000        95        100,355        --              --
Common stock issued for
 related party services at an
 average price of $0.88 per share         --       --      6,000,000     6,000      5,274,000        --              --
Common stock issued for services
 at $0.74 per share                       --       --      1,269,527     1,269        930,811        --              --
Common stock issued for the
 extinguishments of debt at
 $0.97 per share                          --       --        125,000       125        120,975        --              --
Fair value of options and warrants
 Granted to unrelated parties             --       --           --        --          411,157        --              --
Gain on sale of assets to
 related party                            --       --           --        --           31,589        --              --
Net loss for the year ended
December 31, 2003                         --       --           --        --             --          --        (8,314,028)
                                     ---------   ------   ----------   -------   ------------    --------    ------------


Balance, December 31, 2003           2,000,000    2,000   18,415,365    18,415     22,560,348        --       (23,786,861)

Common stock issued for services
 at an average price of $0.69
per share (unaudited)                     --       --        708,000       708        478,883        --              --
Common stock issued for cash
 at an average price of $0.29
 per share (unaudited)                    --       --        510,000       510        146,490     (11,550)           --
Common stock issued for
 extinguishment of debt at a price
 of $1.14 per share (unaudited)           --       --         25,000        25         28,475        --              --
Stock offering costs (unaudited)          --       --           --        --           (9,700)       --              --
Net loss for the six months
 ended June 30, 2004(unaudited)           --       --           --        --             --          --        (1,054,769)
                                     ---------   ------   ----------   -------   ------------    --------    ------------
Balance, June 30, 2004(unaudited)    2,000,000   $2,000   19,658,365   $19,658   $ 23,204,496    $(11,550)   $(24,841,630)
                                     =========   ======   ==========   =======   ============    ========    ============














   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                            Statements of Cash Flows
                                   (Unaudited)


                                                      For the Six Months Ended
                                                              June 30,
                                                         2004           2003
                                                    ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                          $(1,054,769)   $(6,913,504)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
        Common stock issued for services
            and contributions                            479,591      1,915,530
        Compensation on warrants issued at fair value       --           41,879
        Amortization of services prepaid by
            common stock                                  27,321           --
        Depreciation expense                              18,545         22,756
      Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable         4,462         (5,893)
        (Increase) in prepaid expenses and deposits       (3,814)          (827)
        Increase in accounts payable and
            accrued expenses                             373,247      4,521,792
        Increase in deferred revenue                      66,269         11,659
                                                     -----------    -----------

       Net Cash Used by Operating Activities             (89,148)      (406,608)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES                        --             --


CASH FLOWS FROM FINANCING ACTIVITIES

      Stock offering costs paid                           (9,700)          --
      Proceeds of cash overdraft                            --           10,669
      Proceeds from notes payable - related parties         --           45,101
      Payments on notes payable - related parties           --         (172,600)
      Common stock issued for cash                       135,450        537,750
                                                     -----------    -----------

       Net Cash Provided by Financing Activities         125,750        420,920
                                                     -----------    -----------
NET CHANGE IN CASH                                        36,602         14,312

CASH AT BEGINNING OF PERIOD                                6,562         30,236
                                                     -----------    -----------

CASH AT END OF PERIOD                                $    41,888    $    44,548
                                                     ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                      Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                      For the Six Months Ended
                                                              June 30,
                                                         2004           2003
                                                    ------------   ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Interest paid                                     $    --      $      --
   Income taxes paid                                 $    --      $      --

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

   Common stock issued for services                  $ 479,591    $ 1,915,530
   Warrants issued at fair value                     $    --      $    41,879
   Common stock issued for extinguishment of debt $ 28,500 $ 4,120,000 Common stock issued for stock subscription
       receivable                                    $  11,550    $      --
































   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                       June 30, 2004 and December 31, 2003

NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the
              Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the three months and six ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

              In order to continue as a going concern, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans include concentrating its efforts on building their subscriber base, licensing the Company's technology, raising additional capital through the sale of common stock and/or through loans from shareholders. The Company recently licensed some of its applications to a company in the investment community to augment or enhance their current service. A co-marketing agreement was entered into for this purpose. The Company expects that it will need $300,000 to cover its negative cash flow however, that figure would be substantially reduced once revenue starts from the agreement. Management has to date, delivered on many of its plans and anticipates that the shortfall will be addressed; however no assurances can be given that the plans will be successful.

              The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                       June 30, 2004 and December 31, 2003


NOTE 3 - SIGNIFICANT EVENTS

              During the six months ended June 30, 2004, the Company issued 708,000 shares of common stock valued at an average price of $0.69 per share for services.

              During the six months ended June 30, 2004, the Company issued 510,000 shares of common stock valued at an average price of $0.29 per share for cash.

              During the six months ended June 30, 2004, the Company issued 25,000 shares of common stock at an average of $0.94 per share for extinguishment of debt.

              All issuances of common stock for services and debt extinguishment were valued at the closing price of the common stock on the dates of authorization.

NOTE 4 - RELATED PARTY TRANSACTIONS

              The Company receives advances from several related parties on a regular basis. During the six months ended June 30, 2004, related parties advanced $31,629 to the Company for working capital. Other additions to related party payables include accruals of officer salaries of $240,000 for the six months ended June 30, 2004.

NOTE 5 -      OPTIONS AND WARRANTS

              Under FASB Statement 123, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 151.20% and 0.00%; risk-free interest rates of 2.14, and 2.77 percent and expected lives of 5.0 and 0.0, for the six months ended June 30, 2004 and 2003, respectively.

              Had compensation cost for the Company's stock options granted to directors and employees been based on the fair value as determined by the Black-Scholes option pricing model at the grant date under the accounting provisions of SFAS No. 123, the Company would have recorded an additional expense of $1,645,000 and $-0- for the six months ended June 30, 2004 and 2003, respectively. Also under these same provisions, the Company's net loss would have been changed by the pro forma amounts indicated below:

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                       June 30, 2004 and December 31, 2003

NOTE 5 - OPTIONS AND WARRANTS (Continued)

                                           For the Six Months Ended
                                                   June 30,
                                     --------------------------------------
                                            2004                 2003
              Net loss:              ------------------  ------------------
                As reported          $      (1,054,769)  $      (6,088,933)
                Pro forma            $      (2,699,769)  $      (6,088,933)


                                                   June 30,
                                            2004                 2003
              Basic loss per share:  ------------------  -------------------
              As reported            $            (0.05) $           (0.57)
              Pro forma              $            (0.14) $           (0.57)

         A summary of the status of the Company's stock options and warrants as of June 30, 2004 and changes during the six months ended June 30, 2004 is presented below:
                                                    Weighted    Weighted
                                       Options       Average     Average
                                          and       Exercise  Grant Date
                                       Warrants        Price  Fair Value
                                      ----------   ---------   ---------

     Outstanding, December 31, 2003   18,642,815   $    0.53   $    0.71
         Granted                          30,000        0.94        0.94
         Expired/Canceled                   --          0.00        0.00
         Exercised                        30,000        0.94        0.94
                                      ----------   ---------   ---------

     Outstanding, June 30, 2004       18,642,815   $    0.53   $    0.71
                                      ==========   =========   =========

     Exercisable, June 30, 2004       14,917,815   $    0.58   $    0.72
                                      ==========   =========   =========

NOTE 6 - COMMITMENTS AND CONTINGENCIES

              The Company is the Defendant in litigation pending in the Supreme Court of British Columbia, Canada. The Plaintiff alleges that it is owed the sum of $279,664 pursuant to a licensing Agreement executed by the Plaintiff and the Company in 1999. The Company is aggressively defending itself against this claim.

              During the year ending December 31, 2002, a company filed an action against the Company in the Supreme Court of British Columbia, Canada claiming unspecified damages. The Company filed a Statement of Defence in August, 2002. There has been no further developments in this action. The Company plans to vigorously defend itself against this claim.

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                       June 30, 2004 and December 31, 2003


NOTE 7 - SUBSEQUENT EVENTS

              On July 19, 2004, the Company issued 80,000 shares of its common stock for services valued at $0.33 per share.

              On July 21, 2004, the Company issued 850,000 shares of its common stock for cash at $0.15 per share.

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

 Results of Operations.

 Three Months Ended June 30, 2004

 During the three months ended June 30, 2004, revenue significantly increased over the same period of 2003. Revenue for 2004 was $461,085, which is a 122% increase over fiscal 2003 sales of $208,102. The increase in revenue is directly attributable to subscriber acceptance of the E-Gate product. By making E-Gate reliable, cost effective, user friendly and technologically advanced, Alphatrade has proven that E-Gate can compete in the financial services business. In 2004, we also received $18,000 from the licensing of its technology to SEGOES Securities Ltd. and $9,600 from the sale of space on our web site to other companies. In 2003, we received $8,440 in development fees for preparing our technology to license.

 We believe that the more our company aligns itself with established companies such as Sungard, Corp., Bollinger Capital Management and SEGOES Securities Ltd., the faster our business will grow.

 Our cost of sales is the cost of the financial content we provide to our subscribers. Many of these costs are fixed monthly fees. Others are on a per user basis. For the second quarter of 2003 our cost of sales was 90% of subscription revenues compared to 57% in 2004.

 We incurred a net loss of $322,999 for the three months ended June 30, 2004 compared to $824,571 for the three months ended June 30, 2003. This is a decrease of $501,570. Included in the loss for 2003 was $480,000 as the accrued value of bonuses to officers and directors for their services. The officers and directors forgave their right to any options and bonuses in 2004. This resulted in a decrease in related party compensation expense of $480,000 for 2004. Our professional fees also decreased by $37,781 from 2003 to 2004 as a result of a reduction in the number of shares issued to consultants. However, we increased our marketing expense from $7,524 in 2003 to $164,972 for 2004. $93,000 of this increase was in the form of shares issued to a marketing consultant for his services. We have determined the need to increase public awareness of our E-gate product and we have budgeted shares and funds for this marketing effort.

 Six Months Ended June 30, 2004

 During the six months ended June 30, 2004, revenue significantly increased over the same period of 2003. Revenue for 2004 was $813,321, which is a 94% increase over fiscal 2003 sales of $419,163. The increase in revenue is directly attributable to subscriber acceptance of the E-Gate product. By making E-Gate reliable, cost effective, user friendly and technologically advanced,
 Alphatrade has proven that E-Gate can compete in the financial services business. In 2004, we also received $36,000 from the licensing of its technology to SEGOES Securities Ltd. and $11,125 from the sale of space on our web site to other companies. In 2003, we received $21,580 in development fees for preparing our technology to license.

 We believe that the more our company aligns itself with established companies such as Sungard, Corp., Bollinger Capital Management and SEGOES Securities Ltd., the faster our business will grow.

 Our cost of sales is the cost of the financial content we provide to our subscribers. Many of these costs are fixed monthly fees. Others are on a per user basis. For the first half of 2003 our cost of sales was 86% of subscription revenues compared to 71% in 2004.

 We incurred a net loss of $1,054,769 for the six months ended June 30, 2004 compared to $6,913,504 for the six months ended June 30, 2003. This is a decrease of $5,858,735. Included in the loss for 2003 was $6,000,000 as the accrued value of bonuses to officers and directors for their services. The officers and directors forgave their right to any options and bonuses in 2004. This resulted in a decrease in related party compensation expense of $6,000,000 for 2004. Our professional fees also decreased by $158,121 from 2003 to 2004 as a result of a reduction in the number of shares issued to consultants. However, we increased our marketing expense from $33,724 in 2003 to $478,607 for 2004. $289,000 of this increase was in the form of shares issued to a marketing consultant for his services.

 Many of our expenses are paid in shares of our common stock. The expenses are recorded at the fair value of the shares issued. Excluding non cash expenses the losses for 2004 and 2003 would have been $575,178 and $4,997,974, respectively.

 Interest expense was $5,272 for the three months ended March 31, 2003 compared to $-0- for the same period of 2004. The decrease was a result of eliminating our past due debt in 2003.

 The decreases in overhead are also reflected in the reduction of the loss per share from $0.57 to $0.05 in the six months ended June 30, 2004 and 2003, respectively.

 Liquidity and Capital Resources.

 We have consistently been financed through loans from related parties and from raising capital through private equity offerings. We used $89,148 and $406,608 of cash in our operating activities in the first half of 2004 and 2003, respectively. This is a decrease of 78%.

 For the six months ended June 30, 2004 we received cash totaling $135,450 from the issuance and subscription of our common stock pursuant to Rule 144 and $271,629 from related party loans. We expect that in the next twelve months we will need between $250,000 and $500,000 to meet our needs until operating revenues are adequate to cover cash flow. Management intends to license our technology to companies in the investment community for cash and to continue to receive loans from shareholders in order to meet these needs.

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

 Dependence on Key Personnel

 We are dependent on the services of certain key people, i.e. the President and Chief Executive Officer and the Chief Technical Officer. The loss of these persons or other key executives or personnel, or the inability to attract and retain the additional highly skilled employees required for the expansion of our activities, may have a material adverse effect on our business or future operations. We do not intend to maintain "Key-man" life insurance on any executive officers or other personnel at this time.


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

 During the year ending December 31, 2002, a company filed an action against AlphaTrade in the Supreme Court of British Columbia, Canada claiming unspecified damages. AlphaTrade filed a Statement of Defence in August, 2002. There has been no further developments in this action. AlphaTrade plans to vigorously defend itsself.

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

 Item 2. Changes in Securities.

 The following unregistered securities have been issued since January 1st, 2004:

                                                 Valued
  Date              No. of Shares      Title       At      Reason

  Jan. 7/04               100,000     Common     $0.35     Private Placement
  Jan. 7/04                60,000     Common     $0.35     Private Placement
  Jan. 7/04                25,000     Common     $1.14     Debt Extinguishment
  Jan.  20/04              50,000     Common     $0.84     Services
  Feb. 4/04               200,000     Common     $0.93     Services
  Feb. 18/04              103,000     Common     $0.68     Services
  Feb. 18/04               35,000     Common     $0.68     Services
  Feb. 25/04               40,000     Common     $0.70     Services
  Feb. 25/04              100,000     Common     $0.35     Private Placement
  Apr. 5/04                 5,000     Common     $0.43     Services
  Apr. 12/04               15,000     Common     $0.40     Services
  Apr. 12/04              250,000     Common     $0.20     Private Placement
  May  26/04              100,000     Common     $0.51     Services
  June  2/04               30,000     Common     $0.38     Services
  June  7/04              100,000     Common     $0.42     Services

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

 On July 10, 2003, AlphaTrade entered into a co-marketing agreement with SunGard Market Data Services, Inc. and its affiliates to license our financial applications to SunGard. The applications will be embedded into Sungard's products and will be accessed directly by SunGard's customers via their Sungard workstation. We granted a license to SunGard and affiliates for the purpose of using our financial applications in combination with their own products. Pursuant to the agreement, we will provide integration and support service to SunGard in exchange for fees. In consideration for the license and applications provided by us, SunGard will pay us a monthly fee on a per user basis and per application. The term of the agreement is for at least one year with an automatic renewal for one year, unless terminated by either party. We continue to work with SunGard to begin the implementation of the co-marketing arrangement.


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





                                                   ALPHATRADE.COM


Date:    7/30/2004                                / s / Penny Perfect
                                                   ----------------------------
                                                   President / Director


Date:    7/30/2004                                / s / Brooke Styba
                                                   ----------------------------
                                                   Principal Accounting Officer