Form 10QSB
period 2004-09-30
ALPHATRADE COM
filed 2004-11-09
CIK 1076462

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

                  For Quarterly period Ended: September 30, 2004; or

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

        State the number of shares outstanding of the issuer's common equity:
$0.001 par value, as of September 30, 2004, was 22,068,365.

         Transitional Small Business Disclosure Format. Yes       No  X
                                                            ---      ---

                              Report on Form 10-QSB
                       For the Quarter Ended September 30, 2004

                                      INDEX

                                                                          Page
                                                                          ----
Part I.  Financial Information

         Item 1.      Financial Statements (unaudited)...................... 3

                      Balance Sheets.......................................4-5
                      Statements of Operations ............................. 6
                      Statement of Stockholders' Equity (Deficit)........... 7
                      Statements of Cash Flows.............................8-9
                      Notes to the Financial Statements .................10-12


         Item 2.      Management's Discussion and Analysis
                        or Plan of Operation .............................. 13

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

         Item 4.      Submission of Matters to a Vote of Security Holders . 17

         Item 5.      Other Information ................................... 17

         Item 6.      Exhibits and Reports on Form 8-K .................... 17

                      Signatures........................................... 18

                      Certifications.....................................19-24

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


The accompanying balance sheets of Alphatrade.com at September 30, 2004 and December 31, 2003, and the related statements of operations, stockholders' equity (deficit) and cash flows for the three months and nine months ending September 30, 2004 and 2003, have been prepared by our management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter and nine months ended September 30, 2004, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2004.

















                                 ALPHATRADE.COM

                              FINANCIAL STATEMENTS

                    September 30, 2004 and December 31, 2003

                                 ALPHATRADE.COM
                                 Balance Sheets


                                     ASSETS
                                     ------
                                                    September 30,  December 31,
                                                        2004          2003
                                                   -------------- --------------
                                                     (Unaudited)
CURRENT ASSETS

 Cash                                              $       8,769  $       6,562
 Accounts receivable - trade, net                            423          7,004
 Prepaid expenses                                          6,000          1,000
                                                   -------------  -------------
   Total Current Assets                                   15,192         14,566
                                                   -------------  -------------
FIXED ASSETS, NET                                          6,543         34,360
                                                   -------------  -------------
OTHER ASSETS

   Deposits                                               14,759         16,035
                                                   -------------  -------------
     Total Other Assets                                   14,759         16,035
                                                   -------------  -------------
     TOTAL ASSETS                                  $      36,494  $      64,961
                                                   =============  =============




























   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                           Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                    September 30,  December 31,
                                                        2004          2003
                                                   -------------- --------------
                                                     (Unaudited)
CURRENT LIABILITIES

 Accounts payable and accrued expenses             $      274,522 $     156,838
 Related party payables                                 1,095,755     1,035,213
 Stock subscription payable                                16,753        40,447
 Deferred revenue                                         142,072        65,882
                                                   -------------- -------------
   Total Current Liabilities                            1,529,102     1,298,380
                                                   -------------- -------------
   Total Liabilities                                    1,529,102     1,298,380
                                                   -------------- -------------
STOCKHOLDERS' EQUITY (DEFICIT)

 Convertible preferred stock: par value
  $0.001 per share;10,000,000 shares
  authorized, 2,000,000 shares issued
  and outstanding                                           2,000         2,000
 Common stock: $0.001 par value 100,000,000
  shares Authorized:22,068,365 and
  18,415,365 shares issued and outstanding,
  respectively                                             22,068        18,415
 Additional paid-in capital                            23,654,786    22,560,348
 Deferred consulting fees                                       -       (27,321)
 Stock subscription receivable-investors                 (116,550)            -
 Stock subscription receivable-related party              (30,000)            -
 Accumulated deficit                                  (25,024,912)  (23,786,861)
                                                   -------------- -------------
   Total Stockholders' Equity (Deficit)                (1,492,608)   (1,233,419)
                                                   -------------- -------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                             $       36,494 $      64,961
                                                   ============== =============














   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                            Statements of Operations
                                   (Unaudited)

                                     For the Three Months Ended     For the Nine Months Ended
                                            September 30,                   September 30,
                                    -----------------------------  -----------------------------
                                         2004           2003            2004           2003
                                    -------------- --------------  -------------- --------------
REVENUE

 Subscription revenue               $     498,855  $     234,137   $   1,265,051  $     631,720
 Licensing revenue                         18,000              -          54,000              -
 Other revenue                              3,100         10,226          14,225         31,806
                                    -------------  -------------   -------------  -------------
   Total Revenue                          519,955        244,363       1,333,276        663,526
                                    -------------  -------------   -------------  -------------
COST OF SALES

 Financial content                        325,178        248,096         900,340        610,175
                                    -------------  -------------   -------------  -------------
   Gross Profit (Loss)                    194,777         (3,733)        432,936         53,351
                                    -------------  -------------   -------------  -------------
EXPENSES

 Related party compensation               120,000        120,000         360,000      6,360,000
 Professional fees                         17,781        689,069         310,889      1,140,298
 Research and development                  81,471          8,000         196,874         67,985
 Marketing expense                         82,101         34,271         571,708         67,995
 General and administrative
  expenses                                 76,706         92,678         231,516        273,056
                                    -------------  -------------   -------------  -------------
   Total Expenses                         378,059        944,018       1,670,987      7,909,334
                                    -------------  -------------   -------------  -------------
LOSS FROM OPERATIONS                     (183,282)      (947,751)     (1,238,051)    (7,855,983)
                                    -------------  -------------   -------------  -------------
OTHER INCOME (EXPENSES)

 Interest expense                               -           (185)              -         (5,457)
                                    -------------  -------------   -------------  -------------
   Total Other Income (Expenses)                -           (185)              -         (5,457)
                                    -------------  -------------   -------------  -------------
LOSS BEFORE INCOME TAX                   (183,282)      (947,936)     (1,238,051)    (7,861,440)
                                    -------------  -------------   -------------  -------------
INCOME TAX EXPENSE                              -              -               -              -
                                    -------------  -------------   -------------  -------------
NET LOSS                            $    (183,282) $    (947,936)  $  (1,238,051) $  (7,861,440)
                                    =============  =============   =============  =============
NET LOSS PER SHARE                  $       (0.01) $       (0.05)  $       (0.06) $       (0.57)
                                    =============  =============   =============  =============
WEIGHTED AVERAGE NUMBER OF SHARES      20,841,517     17,274,050      19,737,226     13,894,048
                                    =============  =============   =============  =============


   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                  Statements of Stockholders' Equity (Deficit)

                                         Preferred Stock     Common Stock     Additional    Stock
                                        ----------------- ------------------   Paid-In   Subscription  Accumulated
                                          Shares  Amount    Shares   Amount    Capital    Receivable     Deficit
                                        --------- ------- ---------- ------- ------------ ---------- ---------------
Balance, December 31, 2002              2,000,000 $ 2,000  8,545,297 $ 8,545 $14,834,992  $       -  $ (15,472,833)

Common stock issued for
 cash at an average price
 of $0.38 per share                             -       -  2,380,541   2,381     904,994          -              -
Stock offering costs                            -       -          -       -     (48,525)         -              -
Common stock issued for
 charitable donations at an average
 price of $1.06 per share                       -       -     95,000      95     100,355          -              -
Common stock issued for
 related party services at an
 average price of $0.88 per  share              -       -  6,000,000   6,000   5,274,000          -              -
Common stock issued for services
 at $0.74 per share                             -       -  1,269,527   1,269     930,811          -              -
Common stock issued for the
 extinguishments of debt at
 $0.97 per share                                -       -    125,000     125     120,975          -              -
Fair value of options and warrants
 Granted to unrelated parties                   -       -          -       -     411,157          -              -
Gain on sale of assets to related party         -       -          -       -      31,589          -              -
Net loss for the year ended
 December 31, 2003                              -       -          -       -           -          -     (8,314,028)
                                        --------- ------- ---------- ------- -----------  ---------  -------------
Balance, December 31, 2003              2,000,000   2,000 18,415,365  18,415  22,560,348          -    (23,786,861)

Common stock issued for services
 at an average price of $0.42
 per share (unaudited)                          -       -  1,768,000   1,768     743,023          -              -
Common stock issued for cash
 at an average price of $0.18
 per share (unaudited)                          -       -  1,860,000   1,860     332,640   (146,550)             -
Common stock issued for extinguishments
 of debt at an average price of $1.14
 per share (unaudited)                          -       -     25,000      25      28,475          -              -
Stock offering costs (unaudited)                -       -          -       -      (9,700)         -              -
Net loss for the nine months
 ended Sept. 30, 2004(unaudited)                -       -          -       -           -          -     (1,238,051)
                                        --------- ------- ---------- ------- -----------  ---------  -------------
Balance, Sept. 30, 2004(unaudited)      2,000,000 $ 2,000 22,068,365 $22,068 $23,654,786  $(146,550) $ (25,024,912)
                                        ========= ======= ========== ======= ===========  =========  =============













   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                            Statements of Cash Flows
                                  (Unaudited)
                                                      For the Nine Months Ended
                                                            September 30,
                                                     ---------------------------
                                                         2004           2003
                                                     ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                            $ (1,238,051) $ (7,861,440)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
   Common stock issued for services and contributions     744,791     6,243,280
   Compensation on warrants issued at fair value                -       169,219
   Amortization of services prepaid by common stock        27,321             -
   Depreciation expense                                    27,817        34,555
 Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable               6,581         4,023
   (Increase) decrease in accounts receivable-
     related party                                              -         5,061
   (Increase) in prepaid expenses and deposits             (3,724)       (2,327)
   Increase in accounts payable and accrued expenses      117,684       754,710
   Increase in deferred revenue                            76,190        15,159
                                                     ------------  ------------
     Net Cash Used by Operating Activities               (241,391)     (637,760)
                                                     ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets                                       -       (12,649)
                                                     ------------  ------------
     Net Cash Used by Investing Activities                      -       (12,649)
                                                     ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Stock offering costs paid                                 (9,700)            -
 Payment of cash overdraft                                      -          (268)
 Increase (Decrease) in stock subscription payable        (23,694)       23,853
 Proceeds from notes payable - related parties             89,042        72,045
 Payments on notes payable - related parties                    -      (216,430)
 Common stock issued for cash                             187,950       796,125
                                                     ------------  ------------
     Net Cash Provided by Financing Activities            243,598       675,325
                                                     ------------  ------------
NET CHANGE IN CASH                                          2,207        24,916

CASH AT BEGINNING OF PERIOD                                 6,562        30,236
                                                     ------------  ------------
CASH AT END OF PERIOD                                $      8,769  $     55,152
                                                     ============  ============






   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                      Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                      For the Nine Months Ended
                                                            September 30,
                                                     ---------------------------
                                                         2004           2003
                                                     ------------- -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Interest paid                                       $          -  $          -
 Income taxes paid                                   $          -  $          -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

 Common stock issued for services                    $    744,791  $  6,243,280
 Warrants issued at fair value                       $          -  $    169,219
 Common stock issued for extinguishment of debt $ 28,500 $ 15,600 Common stock issued for stock subscription
   receivable                                        $    146,550  $          -

































   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                       Notes to the Financial Statements
                    September 30, 2004 and December 31, 2003

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                    September 30, 2004 and December 31, 2003

NOTE 3 - SIGNIFICANT EVENTS

         During the nine months ended September 30, 2004, the Company issued 1,768,000 shares of common stock valued at an average price of $0.42 per share for services.

         During the nine months ended September 30, 2004, the Company issued 1,860,000 shares of common stock valued at an average price of $0.18 per share for cash and cash stock subscriptions.

         During the nine months ended September 30, 2004, the Company issued 25,000 shares of common stock at an average of $1.14 per share for extinguishment of debt.

         All issuances of common stock for services and debt extinguishment were valued at the closing price of the common stock on the dates of authorization.

NOTE 4 - RELATED PARTY TRANSACTIONS

         The Company receives advances from several related parties on a regular basis. During the nine months ended September 30, 2004, related parties advanced $89,042 to the Company for working capital. Other additions to related party payables include accruals of officer salaries of $240,000 for the nine months ended September 30, 2004. The Company issued 1,000,000 shares of its common stock to pay $260,000 of these accrued wages on September 3, 2004.

NOTE 5 - OPTIONS AND WARRANTS

         Under FASB Statement 123, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 151.20% and 0.00%; risk-free interest rates of 2.14, and
         2.77 percent and expected lives of 5.0 and 0.0, for the nine months ended September 30, 2004 and 2003, respectively.

         Had compensation cost for the Company's stock options granted to directors and employees been based on the fair value as determined by the Black-Scholes option pricing model at the grant date under the accounting provisions of SFAS No. 123, the Company would have recorded an additional expense of $1,645,000 and $-0- for the nine months ended September 30, 2004 and 2003, respectively. Also under these same provisions, the Company's net loss would have been changed by the pro forma amounts indicated below:

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                    September 30, 2004 and December 31, 2003

NOTE 5 - OPTIONS AND WARRANTS (Continued)
                                               For the Nine Months Ended
                                                     September 30,
                                       ---------------------------------------
                                               2004                 2003
                                       ------------------  -------------------
              Net loss:
                As reported            $      (1,238,051)  $      (7,861,440)
                Pro forma              $      (2,883,051)  $      (7,861,440)

                                                      September 30,
                                       ---------------------------------------
                                               2004                 2003
                                       ------------------  -------------------
         Basic loss per share:
         As reported                   $            (0.06) $           (0.57)
         Pro forma                     $            (0.15) $           (0.57)

         A summary of the status of the Company's stock options and warrants as of September 30, 2004 and changes during the nine months ended September 30, 2004 is presented below:

                                                      Weighted  Weighted
                                            Options   Average   Average
                                              and     Exercise Grant Date
                                            Warrants   Price   Fair Value
                                          ----------- -------- ----------
          Outstanding, December 31, 2003  18,642,815  $  0.53  $    0.71
            Granted                           30,000     0.94       0.94
            Expired/Canceled                       -     0.00       0.00
            Exercised                        (30,000)    0.94       0.94
                                          ----------  -------  ---------
          Outstanding, September 30, 2004 18,642,815  $  0.53  $    0.71
                                          ==========  =======  =========
          Exercisable, September 30, 2004 14,917,815  $  0.58  $    0.72
                                          ==========  =======  =========

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

Results of Operations.

Three Months Ended September 30, 2004

During the three months ended September 30, 2004, revenue significantly increased over the same period of 2003. Revenue for 2004 was $519,955, which is a 213% increase over fiscal 2003 sales of $244,363. The increase in revenue is directly attributable to subscriber acceptance of the E-Gate product. By making E-Gate reliable, cost effective, user friendly and technologically advanced, Alphatrade has proven that E-Gate can compete in the financial services business. In 2004, we also received $18,000 from the licensing of its technology to SEGOES Securities Ltd. and $3,100 from the sale of space on our web site to other companies. In 2003, we received $10,226 in development fees for preparing our technology to license.

Our cost of sales is the cost of the financial content we provide to our subscribers. Many of these costs are fixed monthly fees. Others are on a per user basis. For the second quarter of 2003 our cost of sales was 101% of subscription revenues compared to 61% in 2004.

We incurred a net loss of $183,282 for the three months ended September 30, 2004 compared to $947,936 for the three months ended September 30, 2003. This is a decrease of $764,654. Our professional fees decreased by $671,288 from 2003 to 2004 as a result of a reduction in the number of shares issued to consultants. However, we increased our marketing expense from $34,271 in 2003 to $82,101 for 2004. $36,200 of this increase was in the form of shares issued to a marketing consultant for his services. We have determined the need to increase public awareness of our E-gate product and we have budgeted shares and funds for this marketing effort.

Nine Months Ended September 30, 2004

During the nine months ended September 30, 2004, revenue significantly increased over the same period of 2003. Revenue for 2004 was $1,333,276, which is a 201% increase over fiscal 2003 sales of $663,526. The increase in revenue is directly attributable to subscriber acceptance of the E-Gate product. By making E-Gate reliable, cost effective, user friendly and technologically advanced, Alphatrade has proven that E-Gate can compete in the financial services business. In 2004, we also received $54,000 from the licensing of its technology to SEGOES Securities Ltd. and $14,225 from the sale of space on our web site to other companies. In 2003, we received $31,806 in development fees for preparing our technology to license.

Our cost of sales is the cost of the financial content we provide to our subscribers. Many of these costs are fixed monthly fees. Others are on a per user basis. For the first half of 2003 our cost of sales was 92% of subscription revenues compared to 68% in 2004.

We incurred a net loss of $1,238,051 for the nine months ended September 30, 2004 compared to $7,861,440 for the nine months ended September 30, 2003. This is a decrease of $6,623,389. Included in the loss for 2003 was $6,000,000 as the accrued value of bonuses to officers and directors for their services. The officers and directors forgave their right to any options and bonuses in 2004. This resulted in a decrease in related party compensation expense of $6,000,000 for 2004. Our professional fees also decreased by $829,409 from 2003 to 2004 as a result of a reduction in the number of shares issued to consultants. However, we increased our marketing expense from $67,995 in 2003 to $571,708 for 2004. $325,000 of this increase was in the form of shares issued to a marketing consultant for his services.

Many of our expenses are paid in shares of our common stock. The expenses are recorded at the fair value of the shares issued. Excluding non cash expenses the losses for 2004 and 2003 would have been $493,260 and $1,618,160, respectively.

Interest expense was $5,457 for the nine months ended September 30, 2003 compared to $-0- for the same period of 2004. The decrease was a result of eliminating our past due debt in 2003.

The decreases in overhead are also reflected in the reduction of the loss per share from $0.57 to $0.05 in the nine months ended September 30, 2004 and 2003, respectively.

Liquidity and Capital Resources.

We have consistently been financed through loans from related parties and from raising capital through private equity offerings. We used $241,391 and $637,780 of cash in our operating activities in the first nine months of 2004 and 2003, respectively. This is a decrease of 72%.

For the nine months ended September 30, 2004 we received cash totaling $187,950 from the issuance and subscription of our common stock pursuant to Rule 144 and $89,042 from related party loans. We expect that in the next twelve months we will need between $250,000 and $500,000 to meet our needs until operating revenues are adequate to cover cash flow. Management intends to license our technology to companies in the investment community for cash and to continue to receive loans from shareholders in order to meet these needs.

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

Item 2. Changes in Securities.

The following unregistered securities have been issued since January 1st, 2004:

                                          Valued
Date         No. of Shares      Title       At          Reason

Jan. 7/04         100,000      Common      $0.35      Private Placement
Jan. 7/04          60,000      Common      $0.35      Private Placement
Jan. 7/04          25,000      Common      $1.14      Debt Extinguishment
Jan. 20/04         50,000      Common      $0.84      Services
Feb. 4/04         200,000      Common      $0.93      Services
Feb. 18/04        103,000      Common      $0.68      Services
Feb. 18/04         35,000      Common      $0.68      Services
Feb. 25/04         40,000      Common      $0.70      Services
Feb. 25/04        100,000      Common      $0.35      Private Placement
Apr. 5/04           5,000      Common      $0.43      Services
Apr. 12/04         15,000      Common      $0.40      Services
Apr. 12/04        250,000      Common      $0.20      Private Placement
May  26/04        100,000      Common      $0.51      Services
June 2/04          30,000      Common      $0.38      Services
July 19/04         80,000      Common      $0.33      Services
July 21/04        850,000      Common      $0.15      Cash
Sep. 3/04          80,000      Common      $0.26      Services
Sep. 3/04       1,080,000      Common      $0.26      Cash
Sep. 3/04         500,000      Common      $0.12      Cash

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

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

         Exhibit 31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 31.2 Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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




                                                   ALPHATRADE.COM


Date:    11/04/2004                                / s / Penny Perfect
                                                   ----------------------------
                                                   President / Director


Date:    11/04/2004                                / s / Brooke Styba
                                                   ----------------------------
                                                   Principal Accounting Officer