Form 10KSB
period 2004-12-31
ALPHATRADE COM
filed 2005-03-30
CIK 1076462

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------
                                   FORM 10-KSB
 (Mark One)
      X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---     ---
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB.

The Issuer's revenue for its most recent fiscal year is $1,918,756.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days:

As of February 28, 2005, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $2,515,480 based on approximately 9,674,925 shares held by non affiliates at a price of $0.26.

The number of shares of common stock outstanding as of December 31, 2004 was 23,032,865.

Documents incorporated by reference: A description of "Documents Incorporated by Reference" is contained in Part III, Item 14.

                                 ALPHATRADE.COM
                            FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS
                                                                       Page No.
                                                                       --------
                                     PART I
Item 1.  Description of Business.....................................      1
Item 2.  Description of Properties...................................     12
Item 3.  Legal Proceedings...........................................     12
Item 4.  Submission of Matters to a Vote of Security Holders.........     12

                                     PART II
Item 5.  Market for Common Equity and Related Stockholder Matters....     13
Item 6.  Management's Discussion and Analysis or plan of Operations..     14


Item 7.  Financial Statements                                             18
Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................     18
Item 8A. Controls and Procedures.....................................     18

                                    PART III
Item 9.  Directors and Executive Officers, Promoters and Control Persons:
         Compliance with Section 16(a) of the Exchange Act...........     18
Item 10. Executive Compensation......................................     20
Item 11. Security Ownership of Certain Beneficial Owners and
         Management..................................................     22
Item 12. Certain Relationships and Related Transactions..............     23

Item 13. Exhibits, and Reports on Form 8-K...........................     23
Item 14. Principal Accountant Fees and Services......................     24

         Signatures..................................................     26

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

Overview:

AlphaTrade.com is a technology company that specializes in building internet products. Our primary product is E-Gate, a high performance stock market data product that was designed to provide professionals, institutions, investors and day traders with a low cost, state-of-the-art product. E-Gate is a modular system comprised of a comprehensive suite of applications which allows the company to upgrade or add components without affecting the end user's ability to navigate through the system.

E-Gate combines real-time, streaming stock market data with key fundamental data within these applications. All of the applications are easily personalized by each subscriber thereby providing each subscriber with the ability to create their own workstation. We also white-brand and customize E-Gate at no extra charge for our professional and corporate customers to enhance their corporate loyalty programs. This service is valuable when companies are seeking ways to maximize client retention and create customer loyalty. Additionally, E-Gate is multi-lingual which allows us to penetrate foreign markets and create international marketing programs to expose our service to other markets.

E-Gate is marketed as a monthly subscription service with a complete suite of integrated financial products providing real time, dynamically updating access to stock market data, research, news, analytics and industry events. E-Gate's open framework and proprietary back-end permits subscribers to access detailed stock market information easily through separate applications.

AlphaTrade's customer base for our monthly subscriptions service is primarily brokerage firms and active traders. Our customer base for our advertising is companies that are public or have a product to market to our database. Our customer base for our financial web tools are for the most part, financially oriented websites. AlphaTrade also has an affiliate and partnership program that is easy to implement and has proven to be very successful in getting new subscribers. AlphaTrade benefits from greater exposure which results in more subscriptions and a reduced marketing cost and the host website benefits from customer loyalty and an enhanced image.

E-Gate is upgraded with new products or features "on the fly" which maintains the integrity of our user-friendly technology. E-Gate also has a modular architecture which has fully been developed by AlphaTrade. For the consumer, this means each application is independent of the other and therefore not co-dependent on any other application. This flexible technological feature contributes to our ability to rapidly increase the number of subscribers without any loss of quality. For instance, we could easily add hundreds of thousands of new subscribers or even all of the clients of a large brokerage firm in a matter of days and still maintain the first class quality of the E-Gate product.

During 2004, we added new features and enhancements to E-Gate and continually add new languages as we expand our business into new countries. New business in Korea and China prompted the addition of Korean and Chinese in our language choices.

We believe that our growing number of international subscribers has been a strong network and has assisted in fast-tracking our marketing goals. In combination with other more direct marketing venues such as direct mail, trade shows, banner ads, radio, TV and print as well as highly targeted email campaigns, our marketing is definitely augmented by our customer referral program. Our marketing campaign focuses on our quality customer service, product reliability and attractive pricing. We believe that our business strategy will allow us to continue to gain market share, extend our industry leadership and continue to improve our financial performance.

BUSINESS DEVELOPMENT

AlphaTrade.com has a multi-lingual, user-friendly, browser-based suite of applications called E-Gate. E-Gate is available online for $17.00* per month (*exchange fees are additional). E-Gate needs no software downloads or plug-ins to view any of the real-time, streaming market applications. The subscriber has the ability to access their personal E-Gate account from anywhere in the world on any computer.

AlphaTrade is devoting 2005 to expanding their subscriber base by targeting International subscribers. The professional market, comprised of brokerage firms, hedge funds and institutions are rapidly realizing they could substantially reduce overheads by switching to a browser-based stock quote service however, the selling process is often encumbered by pre-existing agreements with competitors. However, these same firms are often seeking value added products for their own customer base and because we can offer a white-branded solution their interest is strong. We expect in 2005 to complete on some business that was initiated in 2004.

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

Our revenue is derived primarily from subscription fees charged for access to E-Gate. Additionally, we generate revenue from advertising website development and licensing agreements. Our E-Gate products are used for monitoring market data, trading review and analysis. Our customer base consists primarily of brokerage firms, stockbrokers, active traders, professional traders, public companies, financial websites, banks, investor relations companies and private investors.

Network infrastructure

AlphaTrade's network infrastructure consists of firewalls, load balancers, redundant high-end servers and other related network equipment to allow AlphaTrade the ability to offer a reliable, uninterrupted service. Our infrastructure is managed and monitored on a 24/7 basis locally and if necessary, remotely. The monitoring system has the ability to send e-mails or pager signals the moment a malfunction is detected to ensure no disruption of the E-Gate service. The location has multiple high-speed bandwidth hubs to provide a secure, redundant and continual connection to AlphaTrade's intranet.


AlphaTrade's network redundant application server tier consists of a set of servers that provide application services to the clients. The overall application tier functionality is distributed across multiple host machines. The middle tier applications are stateless and high availability is maintained by having server farm clusters of identical middle tier hosts providing the same key functionality. A highly available network infrastructure includes redundant devices such as Firewall servers, routing between primary and secondary link's, load balancers to route to any available application servers and load physical layer switches.

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

Market data is delivered direct to our facilities, where the data is simultaneously redistributed to our customers. Once the user is connected to our host server, the connection link is constant, like an open telephone connection. This allows the system to provide updating stock quotes and news and to instantly respond to all queries.

Our business model is unique in that we provide access to product on the Internet - we have no packaging costs, no delivery or manufacturing costs and a reduced need for service personnel. Revenue growth is dependent solely on market exposure compared to product availability.


The E-Gate service includes:


          - Real time, streaming stock quotes for all North American exchanges
          - Detailed Level 2 information - open 1-12 screens simultaneously
          - Unlimited Tic-by-Tic Charts with comprehensive technical indicators
          - Streaming News - symbol notification or industry sector
          - 50 Most Actives for all exchanges by Volume, % and $ Gainers/Losers
          - 10 Portfolio Mgrs with 60 stocks per portfolio plus a Currency tracker
          - Sophisticated streaming Option Chain
          - Stock Ticker
          - Streaming Snap Quote - open more than one
          - Investment Management tool - calculates realized and unrealized capital gains for tax purposes and for trading purposes
          - Streaming Time, Sales & Quotes
          - Bonds, Currencies, Precious Metals, Mutual Fund Data



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

E-Gate web applications: Since AlphaTrade is a client-server java application, our products are not restricted by the limitations of HTML. With financial products using HTML, displayed data remains static until a query is repeated. In contrast, the E-Quote applications deliver and automatically update a continuous stream of market data to the client's screen. Products available include detailed quote, charts, news, streaming stock ticker and snap quote, all 15-20 minutes delayed and offered at no cost to the host site.

Marketing

E-Gate is marketed at a cost of $17.00 US per month - exchange fees are additional. Customers do not enter into long-term agreements and can sign up for a month or a year. At this price, subscribers can integrate E-Gate as a supplementary stock quote service, to augment their current system or as their system of choice for streaming stock market data.

E-Gate is user-friendly and multi-lingual. E-Gate's mobility permits the subscriber to access the service anywhere in the world. E-Gate users select the language preference when they login.

Upgrades and enhancements are done automatically. As new products are developed and introduced by AlphaTrade, each subscriber is automatically upgraded the next time they login.

Competition

Our primary competition in North America is from long-established companies who conduct their business with extensive and lengthy agreements with their customers. We believe E-Gate is representative of a material change in the manner in which financial data dissemination is provided to the end user. We also believe that we can compete with existing services because E-Gate is comprehensive, institutional quality product that is also multi-lingual, cost effective and requires no long term financial commitment.

Attracting and retaining customers will depend, among other things, upon our ability to continue to provide a quality product that is reliable since our subscribers are not bound by long-term agreements. It is our belief that the retail market is less likely to bind themselves into long term agreements and the professional market is becoming more friendly to the concept of browser based stock quote services especially if the price is right.

Customers

Our customers consist principally of

   o brokerage firms - dual purpose - to replace or augment their stock quote service for their brokers and to provide a value added service for their clients
   o financially oriented websites that seek to improve customer retention
   o other websites that are seeking new products to offer their visitors
   o active traders, investors, hedge funds, money managers and investment banking clients
   o public and investor relations companies

Currently we have customers in approximately 45 countries worldwide with the majority of our subscribers from the US. We are not dependent on any single customer.
                                       6

Sales and Marketing

AlphaTrade has dramatically changed the focus of the company from development to marketing. Our main focus for 2004 was to establish a marketing program that would generate new sales for our E-Gate product at a faster pace. In 2005 we plan to continue this marketing approach.

AlphaTrade's past marketing efforts focused on customizing and private labeling all of the E-Gate applications for online sites that have a demographic similar to AlphaTrade's target market.

Marketing strategies

Gain greater market exposure through direct sales: This will include a variety of advertising mediums and trade show participation. AlphaTrade will continue to build relationships with key decision makers at brokerage firms and to build our brand through various advertising and promotion initiatives. As well, we will continue to leverage our strong affiliate network to promote our E-Gate product.

Currently, the dominant number of customers is still from the United States, however, the international marketplace represents a tremendous growth opportunity for AlphaTrade. We have established a strong base of customers in South America, China, Korea, Russia and other parts of Asia are coming on stream regularly. We believe that our international business will begin to eclipse the growth of our North American growth because we will be actively pursing strategic partnerships and will engage in some local marketing campaigns designed to generate more exposure for our E-Gate product. The E-Gate product is widely accepted in foreign markets due to its multi-lingual capabilities and ease of use.

We will continually seek to position E-Gate as a quality service that is feature-rich, user-friendly and cost-effective. We believe E-Gate is best in-class among the web based products and well positioned to meet the needs of all traders be they professional, long-term or short term investors.
We continue to develop new products and new features that keep us at the forefront of the industry. Our marketing mandate is to attract and keep customers by providing the highest quality product and giving the best customer service for the most cost effective price.

AlphaTrade is actively seeking strategic alliance opportunities with industry leaders in foreign marketplaces that would allow us to fast track our growth in those areas. The financial industry is struggling to overcome a loss of investor confidence and renewed scrutiny by regulators which challenges the status quo on a regular basis. E-Gate is a product that once the financial community embraces the concept of providing their clients with more information could become the mainstream product for the investing public.

AlphaTrade's primary focus for 2005 is profitability. Throughout calendar 2004, we have focused our resources to expand E-Gate's services and generate greater market awareness.

In 2005 we are dedicated to achieving greater revenues and more exposure in the marketplace with the goal of becoming one of the premier stock market data providers.

EMPLOYEES

We currently retain, through contracts with corporations, the services of two executive officers on a full time basis. In addition, through a Canadian management company, we employ ten contractor/employees consisting of six programmers/technical staff, two sales/marketing personnel, and two customer service/administration staff. Our employees are not members of any union, nor have we entered into any collective bargaining agreements. We believe that our relationship with our employees is good. We may retain additional employees/contractors in the next year to handle anticipated growth.


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

         We have a history of losses and anticipate future losses

In 2004 our revenues more than doubled over 2003, however we may not achieve or subsequently maintain profitability if anticipated growth in revenues occurs more slowly than we expect, or not at all. We also have experienced operating losses, negative cash flow from operations and net losses in each quarterly and annual period. As of December 31, 2004, our accumulated deficit was approximately $26 million.

Accordingly, we will need to generate increased revenues to achieve and sustain profitability. If we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. Any of these factors could cause our stock price to decline.

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

         The market may not continue to accept E-Gate

We generate revenue from subscribers who pay monthly for the E-Gate service. We expect E-Gate to continue to account for a large portion of our revenue for fiscal 2005. Our future financial performance will depend on increasing acceptance of our current products and on the successful development, introduction and customer acceptance of new and enhanced versions of our products. Our business could be harmed if we fail to deliver a reliable service to our customers.

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

Reliance on third party providers

Our future success depends upon our ability to aggregate and deliver compelling financial content over the Internet. We rely heavily on third party content providers, namely Reuters Information Ltd. and Comtex News Network, Inc. Currently we have a one year contract with Reuters which calls for monthly payments of $20,000 and a one year contract with Comtex which calls for monthly payments of $3,850. Both contracts provide for automatic renewal unless both parties negotiate otherwise or unless the provider is unable to deliver the feed. Although there are many competitors to these feed suppliers and if necessary a new contract could be negotiated, a temporary disruption in these feed suppliers could have a negative effect on our business.

         Going Concern Issue

Our independent auditors have expressed a going concern issue. Our ability to continue as a going concern is dependant upon our ability to achieve a profitable level of operations. We will need, among other things, additional capital resources. Management's plans include concentrating its efforts on increasing our subscriber base and raising additional capital through a private placement of the Company's common stock. We expect that we will need $75,000 over the next 6 months to cover our negative cash flow until subscription fees are adequate to cover our operating costs. However, management cannot provide any assurances that we will be successful in accomplishing any of its plans.

Risks relating to ownership of our common stock

         The price of our common stock is extremely volatile and investors may not be able to sell their shares at or above their purchase price, or at all.

Our stock is presently traded on the OTC Bulletin Board, although there is no assurance that a viable market will continue. The price of our common stock inthe public market is highly volatile and may fluctuate substantially because of:

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

         Possible "Penny Stock" Regulation

Trading of our common stock on the OTC Bulletin Board may be subject to certain provisions of the Securities Exchange Act of 1934, commonly referred to as the "penny stock" rule. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certainexceptions. If our stock is deemed to be a penny stock, trading in our stock will be subject to additional sales practice requirements on broker-dealers.
These may require a broker dealer to:

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

During the year ending December 31, 2002, a company filed an action against AlphaTrade in the Supreme Court of British Columbia, Canada claiming unspecified damages. AlphaTrade filed a Statement of Defense in August, 2002. There has been no further developments in this action. AlphaTrade plans to vigorously defend itself.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fiscal year ended December 31, 2004.

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

2003 Quarterly Information
                                                     High              Low

First                                                1.20              0.66
Second                                               1.60              0.62
Third                                                1.20              0.86
Fourth                                               1.21              0.45

2004 Quarterly Information
                                                     High              Low

First                                                1.01              0.54
Second                                               0.50              0.40
Third                                                0.48              0.27
Fourth                                               0.34              0.21

As of December 31, 2004 there were 232 stockholders of record of our common stock. This does not include an indeterminate number of shareholders who may hold their shares in "street name".

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

Recent Sales of "Unregistered" Securities

The following unregistered securities have been issued since January 1, 2004 and are previously disclosed in our Form 10-QSB's unless otherwise noted:


                                              Valued
Date              No. of Shares     Title      At       Reason

Jan. 7/04        100,000            Common     $0.35    Private Placement
Jan. 7/04         60,000            Common     $0.35    Private Placement
Jan. 7/04         25,000            Common     $1.14    Debt Extinguishment
Jan. 20/04        50,000            Common     $0.84    Services
Feb. 4/04        200,000            Common     $0.93    Services
Feb. 18/04       103,000            Common     $0.68    Services
Feb. 18/04        35,000            Common     $0.68    Services
Feb. 25/04        40,000            Common     $0.70    Services
Feb. 25/04       100,000            Common     $0.35    Private Placement
Apr.  5/04         5,000            Common     $0.43    Services
Apr. 12/04        15,000            Common     $0.40    Services
May  26/04       250,000            Common     $0.20    Private Placement
June  2/04        30,000            Common     $0.38    Services
July 19/04        80,000            Common     $0.33    Services
July 21/04       850,000            Common     $0.15    Cash
Sep.  3/04     1,080,000            Common     $0.26    Services
Sep.  3/04       500,000            Common     $0.12    Cash
Oct. 14/04        38,000            Common     $0.35    Services
Nov.  1/04       143,200            Common     $0.29    Services
Nov.  4/04        82,000            Common     $0.24    Services
Nov.  8/04       100,000            Common     $0.24    Services
Nov. 18/04        35,000            Common     $0.28    Services
Dec.  1/04       102,700            Common     $0.32    Services
Dec. 14/04       360,000            Common     $0.22    Services
Dec. 14/04        96,100            Common     $0.22    Services
Dec. 29/04         7,500            Common     $0.21    Services

The above noted shares were issued without registration under the Securities Act in reliance on the exemption provided by Rule 506 and/or Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering to consultants or to companies owned or controlled by our consultants or officers.

ITEM 6.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF OPERATIONS

Results of Operations. During the fiscal year ended December 31, 2004, we saw revenue increase every quarter. Total revenues for fiscal 2004 were $1,918,756 which is a 204% increase over fiscal 2003 sales of $939,868. The increase in revenue is directly attributable to subscriber acceptance of the E-Gate product. Our sales have increased by the word of mouth recommendation from existing subscribers and from our minimal advertising efforts in 2004. We also recognized development and licensing revenue. A brokerage firm paid us $19,850 to customize our web-based trading platform for them and to integrate our E-Gate service into their corporate website. We generate revenue each month on the basis of the trading activity for the brokerage firm. We have an agreement with the brokerage firm that provides us with revenue on a graduated scale and currently generates $6,000 per month for us. We expect additional licenses to be initiated in 2005.

Our cost of sales is the cost incurred to purchase and disseminate the financial content we provide to our subscribers. For the calendar year ended December 31, 2004 the cost was $1,319,568 compared to $849,641 in 2003. This represents a cost of sales to revenues percentage of 69% in 2004 compared to 90% in 2003. Most of our financial content costs are fixed, meaning that the data and exchange providers charge a flat monthly fee. As our subscription volume goes up our cost of sales does not go up proportionately. Accordingly, as revenues increase in 2005 we expect the cost of sales percentage to decline further.

We have contracted with two companies for the services of two of the Company's officers and directors. These companies are not owned by the officers but the compensation earned by the companies is to the future benefit of the officers. We have been unable to pay the cash compensation they were contracted to receive in 2004 or 2003. However the unpaid amounts due under the company contracts have been accrued in our financial statements. Under the terms of the contracts in 2004 the companies are to receive a base salary of $240,000 each per year. The contracts also provide for annual bonuses equal to the annual salary and for stock options and bonuses of 1,000,000 shares each. The companies have forgiven the payment of the cash bonuses for 2004. At the time the options were issued the shares were valued at an average of $0.22 per share. We felt it was necessary to provide these incentive compensation programs for the officers in 2004 in order to keep from losing their services to other companies.

We incurred $351,386 in professional fees in 2004 compared to $956,161 in 2003. This represents a decrease of $604,775 or 63%. Professional fees include fees paid to accountants, attorneys and investor relation firms. We had limited cash available to pay our professional consultants in 2003, so we paid many of them with shares of common stock. The shares were valued at market value for accounting purposes but discounted by the consultants for their services. As we were able to pay for more services with cash in 2004 we were able to reduce the expense effect of this discounting.

We recorded research and development expense of $426,157 for 2004 compared $259,259 in 2003. This increase of 64% reflects the cost of refining and adding additional features to our E-gate product. We plan to continue to refine and add features to the product, however, the E-Gate product is in its final form and only minor adjustments and improvements are expected in 2005. We expect the costs for research and development to decline in 2005.

We expended $678,403 for marketing in 2004 compared to $215,687 in 2003. As our revenues increase, we are gradually increasing our marketing budget. We are limited by our cash resources as to how much we can spend on marketing. Unless we raise additional capital in 2005 we expect the marketing expense to increase in relation to our revenue growth.

Our general and administrative expenses decreased by 27% in 2004 from $376,798 to $284,218. The decrease was due to reducing our administrative personnelcosts. We expect a small increase in 2004 as our business grows.

In 2004 and 2003 we recorded a net gain of $-0- and $123,650,respectively, from the extinguishment of debt. In its early years the Company incurred some expenses which it was unable to pay for an extended period of time. When our cash resources finally allowed us to pay them we were able to negotiate a discount on the liability. We are current on all of our debts at the present time and we do not expect to have any such gains in the future.

We incurred a net loss of $2,060,976 for the year ended December 31, 2004 compared to $8,314,028 for the year ended December 31, 2003. This is a 75% decrease in our net loss. Included in the loss for 2004 was $696,879 as the value of shares issued for services. In 2003, $6,696,366 of the loss was the value of the shares and warrants issued. Excluding these non cash expenses the losses for 2004 and 2003 would have been $1,364,097 and $1,617,662, respectively. Due to our improved cash position we no longer need to issue so many shares of stock for services which also decreases our related expense.

Liquidity and Capital Resources.

AlphaTrade has consistently been financed through loans from related parties and from raising capital through private equity offerings. We used $52,713 and $944,717 of cash in operating activities in 2004 and 2003, respectively. This was a decrease of 94%. For the twelve months ended December 31, 2004 we received net cash of $148,557 compared to $888,842 for the same period of 2003, from the issuance of our common stock. We also received $689,089 in 20043 compared to $755,282 in 2003, from related party loans.

We expect that in 2004 we will need $75,000 to cover our operating needs until operating revenues are adequate to cover cash flow. Management intends to continue to receive loans from shareholders to meet these needs if they are necessary in the future.

We have proposed a private placement of shares of our common stock priced at $.40 per share. The net proceeds would be used to expand our marketing program and increase our revenue through an increase of subscribers. It will also assist us in closing some business with brokerage firms that will feel more comfortable with AlphaTrade having a large amount of money in the bank. We are also investigating acquisition targets and may decide to use our stock as the consideration for any acquisition.

We currently have no material commitments for capital requirements. At the present time we have no immediate need to purchase new equipment or replace the equipment we are currently using. We believe that our capital infrastructure is adequate to handle the expected growth in 2005 and there is a replacement program in place for all the equipment at AlphaTrade.

We are not aware of any material trend, event or capital commitment, which would potentially adversely affect liquidity. In the event a material trend develops, we believe we will have sufficient funds available to satisfy working capital needs through debt or from funds received from equity sales.

Recent Accounting Pronouncements

SFAS No. 123(R) -- In December 2004, the FASB issued SFAS No. 123 (Revised
2004) (SFAS 123 (R)) "Share-based payment". SFAS 123 (R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. FASB 123 (R) replaces FASB 123, Accounting for Stock-Based Compensation and supersedes APB option No.

25, Accounting for Stock Issued to Employees. This guidance is effective as of the first interim or annual reporting period after December 15, 2005 for Small Business filers.

SFAS No. 150 -- In May 2003,the FASB issued SFAS No.150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the financial statements of the Company.

SFAS No. 151 -- In November 2004, the FASB issued SFAS No. 151 (SFAS 151), "Inventory Costs". SFAS 151 amends ARB No. 43, Chapter 4. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is the result of a broader effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 will not have a material impact on the results of operations or financial position of the company as it does not have inventory.

SFAS No. 153 -- In December 2004, the FASB issued SFAS No. 153 (SFAS 153) "Exchange of Non-monetary assets". This statement was a result of a joint effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. One such difference was the exception from fair value measurement in APB Opinion No. 29, Accounting for Non-Monetary Transactions, for non-monetary exchanges of similar productive assets. SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 will not have a material effect on the Company's financial position or results of operations.

FASB Interpretation No. 46(R) -- In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial statements.

ITEM 7.   FINANCIAL STATEMENTS

Financial statements as of and for the fiscal years ended December 31, 2004 and 2003 have all been examined to the extent indicated in their report by H J & Associates, LLC, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein under Item 14 starting with page F-1.

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

                                    PART III


ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information regarding our executive officers and directors:

Name                Age  Position

Penny Perfect*       52   Founder, Chief Executive Officer, President, Director
Gordon Muir          52   Founder, Chief Technology Officer,Chairman, Director
Katherine Johnston*  51   Managing Director
Lisa McVeigh*        42   Director
Raymond Hatch        74   Director


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

KATHARINE JOHNSTON was appointed a Director in January, 2005. Mrs. Johnston has been with the Company since inception and holds the position of Managing Director of AlphaTrade.com.

Family Relationships

Penny Perfect, CEO & President and Gordon Muir, Chairman are married and both are founding members of Alphatrade.com There are no other family relationships between any other Directors or executive Officers.

Compliance with Section 16 of the Exchange Act.

Section 16(a) of the Exchange Act requires directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2004, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year. Form 4's have been filed for all stock transactions.

ITEM 10.  EXECUTIVE COMPENSATION

The following table shows compensation earned during fiscal 2002 to 2004 by the Chief Executive Officer and President. Titles shown on the table are titles held at December 31, 2004. The information in the table includes salaries, bonuses, stock options granted, restricted stock awards granted and other miscellaneous compensation. We have no long term compensation benefits other than stock options.


                       SUMMARY COMPENSATION TABLE

                                                    Long-Term and Other
                 Annual Compensation                Compensation
                 -------------------------------    --------------------------
                                                    Number of
                                            Other   Securities    All Other
Name and          Fiscal                    Annual  Underlying    Compensation
Principal Positions Year  Salary(1) Bonus   Comp    Options       (2)
------------------------------------------------------------------------------

Penny Perfect       2002 $180,000             --       --     1,050,000 shares
CEO & President     2003 $240,000                             3,000,000 shares
                    2004 $240,000   $220,000                  1,000,000 shares

Gordon J. Muir      2002 $120,000             --       --     1,050,000 shares
Chairman            2003 $240,000                             3,000,000 shares
                    2004 $240,000   $220,000                  1,000,000 shares


1) Salaries and bonuses for 2003 and 2002 are accrued and remain unpaid.
2) Shares issued to companies in which the executive officers have a minority interest. All shares are reported on a post 1 for 50 reverse split basis.

Employment Agreements

On January 1, 2003 we executed Consulting Agreements with Jupiter Consultants, Inc. for the services of Penny Perfect and Micro-American, Inc. for the services of Gordon Muir for a three year term ending December 31, 2006. The contracts will automatically renew unless terminated by giving notice by either party. The contracts provide for the same compensation to each of Ms. Perfect and Mr. Muir as noted below. On January 1, 2004 and 2005, Amendments were executed for each of the above noted Consulting Agreements wherein Jupiter and Micro-American agreed to forego their annual cash bonuses of $240,000 each for 2004, forego their stock bonus of 2,000,000 shares each to be issued on March 31, 2004 and to relinquish some benefits.

         (a) Base Salary at a monthly rate of at least US $20,000 to be renewed annually to be paid in either cash or our common shares.

         (b) Signing Bonus. We issued a signing bonus of 1,000,000 common shares and a warrant to purchase 2,500,000 shares of our common shares, vesting immediately at an exercise price of $0.45 per share.

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

AlphaTrade.com  2002, 2003 and 2004 Stock Option Plans

     Stock Incentive Plans were adopted in 2002, 2003 and 2004 authorizing the issuance of the following shares to the Employees and Consultants of which the unexercised balances are as follows:

                Exercise         Number         Number
                Price            Authorized     Outstanding

2002 Plan       $0.25            1,200,000      none

2003 Plan       $0.62            2,300,000      1,605,997

2004 Plan       $0.25            3,000,000      3,000,000


All employees and consultants are eligible to participate in the 2002, 2003 and 2004 Stock Option Plans. The options vest over a five year period. The Plan is administered by the Board of Directors.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the stock ownership as of December 31, 2004, of each person who is known to be the beneficial owner of more than 5% of our common stock; held directly or indirectly by each director; or by each person who was an executive officer during the fiscal year ending December 31, 2004; and by directors and executive officers as a group.


                                     Shares
                                     Beneficially
Name of Beneficial Owner             Owned(1)            Percent (2)

Penny Perfect                        11,741,620(4)             36%
Suite 1322 - 1111 W. Georgia St.
Vancouver, B.C.

Gordon Muir                          11,516,320(4)             35%
Suite 1322 - 1111 W. Georgia St.
Vancouver, B.C.

Ms. Perfect and Mr. Muir are spouses. Accordingly, each spouse's holdings may also be deemed to be beneficially owned by the other, however both Ms. Perfect and Mr. Muir are businesspeople in their own right.


All executive officers and directors
as a group (four persons)            23,357,940(5)             71%

(1) The above noted disclosure should not be construed as an admission that each executive officer or director is the beneficial owner of these shares of common stock.
(2) Percentage ownership is based upon 23,032,865 shares of common stock outstanding on December 31, 2004 and is calculated separately for each person on the basis of the actual number of outstanding shares beneficially owned as of December 31, 2004 and assumes the conversion of preferred shares held by such person (but not by anyone else).
(3) Includes direct and indirect ownership of common shares and includes 5,000,000 shares to be issued upon the conversion of preferred shares.
(4)Includes direct and indirect ownership of common shares and includes 5,000,000 shares to be issued upon the conversion of preferred shares.
(5)Include 10,000,000 shares to be issued upon the conversion of preferred shares.
                                       22

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


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Payables

Related parties advanced us $689,089 and $755,282 during the years ended December 31,2004 and 2003, respectively. The liability of $1,569,680 is owed equally to Jupiter Consultants Inc. and Micro-American Inc. Jupiter Consultants, Inc. and Micro American Inc. have consulting agreements with Penny Perfect (CEO & President) and Gordon Muir (Chairman).

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

    (b)      Reports on Form 8-K

             None

Item 14. Principal Accountant Fees and Services

      The following is a summary of the fees billed to us by HJ & Associates, LLC for professional services rendered for the fiscal years ended December 31, 2004 and December 31, 2003:

             Fee Category          Fiscal 2004 Fees   Fiscal 2003 Fees
      -------------------------    ----------------   ----------------
      Audit Fees ..............    $25,066.00         $21,218.79
      Audit-Related Fees ......         --                 --
      Tax Fees ................        550.00              --
      All Other Fees ..........         --                 --
                                   ----------         ----------
      Total Fees ..............    $25,616.00         $21,218.79

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

                                 ALPHATRADE.COM

                              FINANCIAL STATEMENTS

                                December 31, 2004








































                                 C O N T E N T S



Report of Independent Registered Public Accounting Firm................. F-3

Balance Sheet........................................................... F-4

Statements of Operations................................................ F-6

Statements of Stockholders' Equity (Deficit)............................ F-7

Statements of Cash Flows................................................ F-9

Notes to the Financial Statements....................................... F-10





































              REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
              -------------------------------------------------------


To the Board of Directors of
AlphaTrade.com
Vancouver, B.C. Canada

We have audited the accompanying balance sheet of AlphaTrade.com at December 31, 2004, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AlphaTrade.com at December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

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




HJ & Associates, LLC
Salt Lake City, Utah
January 28, 2005








                                 ALPHATRADE.COM
                                  Balance Sheet

                                     ASSETS
                                     ------

                                                                December 31,
                                                                    2004
                                                               -------------
CURRENT ASSETS

   Cash                                                        $      79,339
   Accounts receivable - trade, net of zero allowance                    212
   Prepaid expenses                                                    1,000
                                                               -------------

     Total Current Assets                                             80,551
                                                               -------------

FIXED ASSETS, NET (Note 2)                                            29,825
                                                               -------------

     TOTAL ASSETS                                              $     110,376
                                                               =============




























   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                            Balance Sheet (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                               December 31,
                                                                   2004
                                                               ------------

CURRENT LIABILITIES

   Accounts payable and accrued expenses                       $    379,424
   Related party payables (Note 5)                                1,569,680
   Deferred revenue (Note 1)                                        181,963
                                                               ------------

     Total Current Liabilities                                    2,131,067
                                                               ------------

     Total Liabilities                                            2,131,067
                                                               ------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Convertible preferred stock: par value $0.001 per share;
    10,000,000 shares authorized, 2,000,000 shares issued
    and outstanding                                                   2,000
   Common stock: $0.001 par value 100,000,000 shares
    Authorized;23,032,865 shares issued outstanding                  23,033
   Additional paid-in capital                                    23,901,910
   Stock subscription payable                                        16,753
   Stock subscription receivable                                   (116,550)
   Accumulated deficit                                          (25,847,837)
                                                               ------------

     Total Stockholders' Equity (Deficit)                        (2,020,691)
                                                               ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)      $    110,376
                                                               ============











   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                            Statements of Operations

                                                      For the Years Ended
                                                          December 31,
                                               ---------------------------------
                                                      2004             2003
                                               ----------------  ---------------
REVENUE

   Subscription revenue                        $      1,826,906  $      894,388
   Licensing revenue                                     72,000          26,000
   Development revenue                                   19,850          19,480
                                               ----------------  --------------
     Total Revenue                                    1,918,756         939,868

COST OF SALES

   Financial content (Note 1)                         1,319,568         848,641
                                               ----------------  --------------
   Gross profit (deficit)                               599,188          90,227
                                               ----------------  --------------

EXPENSES

   Related party compensation                           920,000       6,720,000
   Professional fees                                    351,386         956,161
   Research and development                             426,157         259,259
   Marketing expense                                    678,403         215,687
   General and administrative expenses                  284,218         376,798
                                               ----------------  --------------
     Total Expenses                                   2,660,164       8,527,905
                                               ----------------  --------------
LOSS FROM OPERATIONS                                 (2,060,976)     (8,437,678)
                                               ----------------  --------------
OTHER INCOME (EXPENSES)

   Loss on extinguishment of debt                             -         (27,222)
   Gain on release of debt                                    -         150,872
                                               ----------------  --------------
     Total Other Income (Expenses)                            -         123,650
                                               ----------------  --------------
NET LOSS                                       $     (2,060,976) $   (8,314,028)
                                               ================  ==============
BASIC LOSS PER SHARE
   Loss per share                              $          (0.10) $        (0.56)
                                               ================  ==============
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                         20,416,168      14,943,654
                                               ================  ==============


  The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                   Statements of Stockholders' Equity (Deficit)

                         Preferred Stock   Common Stock   Additional  Deferred     Net
                         ---------------- --------------- Paid-In   Consulting Subscription Accumulated
                         Shares  Amount  Shares    Amount   Capital    Fees     (Receivable)  Deficit
                         ------  ------  ------    ------  ---------- ---------- ----------- ----------
Balance,
December 31, 2002      2,000,000 $2,000 8,545,297 $ 8,545  $14,834,992 $       - $       - $(15,472,833)

Common stock issued for
 cash at average price
 of $0.38 per share            -      - 2,380,541   2,381      904,994         -         -            -

Stock offering costs           -      -         -       -      (48,525)        -         -            -

Common stock issued for
 charitable donations
 at $1.06 per share            -      -    95,000      95      100,355         -         -            -

Common stock issued
 for related party
 services at $0.88
 per share                     -      - 6,000,000   6,000    5,274,000         -         -            -

Common stock issued for
 services at an average
 price of $0.74 per share      -      - 1,269,527   1,269      930,811         -         -            -

Common stock issued for
 extinguishment of debt
 at an average price of
 $0.97 per share               -      -   125,000     125      120,975         -         -            -

Fair value of options
 and warrants granted to
 unrelated parties             -      -         -       -      411,157   (27,321)         -           -

Gain on sale of assets
 to related party              -      -         -       -       31,589         -         -            -

Net loss for the year
 ended December 31, 2003       -      -         -       -            -         -         -   (8,314,028)
                       --------- ------ ---------- ------- ----------- --------- ---------  ------------
Balance,
 December 31, 2003     2,000,000 $2,000 18,415,365 $18,415 $22,560,348 $ (27,321)$      -  $(23,786,861)
                       --------- ------ ---------- ------- ----------- --------- ---------  ------------












 The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
             Statements of Stockholders' Equity (Deficit) (Continued)


                         Preferred Stock   Common Stock   Additional  Deferred     Net
                         ---------------- --------------- Paid-In   Consulting Subscription Accumulated
                         Shares  Amount  Shares    Amount   Capital    Fees     (Receivable)  Deficit
                         ------  ------  ------    ------  ---------- ---------- ----------- ----------
Balance,
 December 31, 2003     2,000,000 $2,000  18,415,365 $ 18,415$22,560,348 $(27,321)$      -  $(23,786,861)

Amortization of
 consulting fees               -      -           -       -           -   27,321        -             -

Common stock issued for
 cash at an average price
 of $0.24 per share            -      -   1,660,000    1,660    302,841        -  (90,797)            -

Common stock issued for
 the extinguishment of
 debt at an average price
 of $0.28 per share            -      -   1,275,000    1,275    359,225        -        -             -

Common stock issued for
 services at an average
 price of $0.41 per share      -      -   1,682,500    1,683    695,196        -         -            -

Stock offering costs           -      -           -        -    (15,700)       -         -            -

Net loss for year
 ended December 31, 2004       -      -           -        -          -        -         -   (2,060,976)
                       --------- ------ ----------- ------- ----------- -------- ---------  -----------
Balance,
 December 31, 2004     2,000,000 $2,000 23,032,865 $ 23,033 $23,901,910 $      - $ (90,797)$(25,847,837)
                       ========= ====== ========== ======== =========== ======== ========= ============





















   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                            Statements of Cash Flows

                                                                   For the Years Ended
                                                                       December 31,
                                                                 -------------------------
                                                                     2004        2003
CASH FLOWS FROM OPERATING ACTIVITIES                             ------------ ------------
   Net loss                                                      $(2,060,976) $(8,314,028)
   Adjustments to reconcile net loss to net cash used
    by operating activities:
     Common stock issued for services and contributions              696,879    6,312,530
     Depreciation expense                                             27,602       46,585
     Amortization of services prepaid by common stock                 27,321            -
     Net gain on forgiveness of debt                                       -     (123,650)
     Warrants and options granted at fair market value                     -      383,836
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                        6,792       11,007
     (Increase) decrease in prepaid expenses                          16,035      (17,035)
     Increase (decrease) in accounts payable and accrued expenses    428,464     (20,855)
     Increase (decrease) in deferred revenue                         116,081       21,611
     Increase is related party payable                               689,089      755,282
                                                                 -----------  -----------
       Net Cash Used by Operating Activities                         (52,713)    (944,717)
                                                                 -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of assets- related party                             -       40,000
   Change in related party receivable                                      -        5,116
   Purchase of fixed assets                                          (23,067)     (12,647)
                                                                 -----------  -----------
       Net Cash Provided (Used) by Investing Activities              (23,067)      32,469
                                                                 -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Change in cash overdraft                                                -         (268)
   Proceeds from stock subscription                                        -       29,992
   Common stock issued for cash                                      164,257      907,375
   Stock offering costs                                              (15,700)     (48,525)
                                                                 -----------  -----------
       Net Cash Provided by Financing Activities                     148,557      888,574
                                                                 -----------  -----------
NET CHANGE IN CASH                                                    72,777     (23,674)
CASH AT BEGINNING OF YEAR                                              6,562       30,236
                                                                 -----------  -----------
CASH AT END OF YEAR                                              $    79,339  $     6,562
                                                                 ===========  ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                                 $         -  $         -
   Income taxes paid                                             $         -  $         -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
   Common stock issued for services and contributions            $   696,879  $ 6,312,530
   Common stock issued for extinguishments of debt               $   360,500  $   121,100
   Warrants and options granted at fair market value             $         -  $   383,836







   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

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



                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

NOTE 1 -      NATURE OF ORGANIZATION (Continued)

              f. Basic Loss Per Share

              The computation of basic and diluted loss per share of common stock is based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents have not been included because they are antidilutive in nature. The Company has excluded 24,838,812 common stock equivalents comprised of convertible preferred stock, options, and warrants.

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

              Net deferred tax assets consist of the following components as of December 31, 2004 and 2003:


                                                 2004          2003
                                          --------------- ---------------
              Deferred tax assets:
                NOL Carryover             $    3,020,432  $    2,654,447
                Contribution Carryover             4,678          87,925
                Capital Loss                      48,507               -
                Depreciation                       2,284           2,160
                Accrued expenses                 358,800               -
              Deferred tax liabilities:                -               -

              Valuation allowance             (3,434,701)     (2,744,532)
                                          --------------  --------------

              Net deferred tax asset      $            -  $            -
                                          ==============  ==============


              The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2004 and 2003 due to the following:


                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

NOTE 1 -      NATURE OF ORGANIZATION (Continued)

              g.  Income Taxes (Continued)          2004          2003
                                              -------------- --------------
              Book Income                     $   (811,506)  $ (3,242,470)
              Stock for Services/Options           271,780      2,467,135
              Accrued Bonus                              -        187,200
              Accrued Interest                           -         (4,375)
              Contributions                              -         39,176
              Gain/Loss                                  -         13,830
              Depreciation                               -          4,855
              Other                                  2,013          1,023
              Valuation allowance                  537,713        533,626
                                              ------------   ------------
                                              $          -   $          -
                                              ============   ============

              At December 31, 2004, the Company had net operating loss carryforwards of approximately $7,740,000 that may be offset against future taxable income from the year 2004 through 2024. No tax benefit has been reported in the December 31, 2004 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

              Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

              h.  Revenue Recognition

              The Company recognizes subscription fees revenue when the services have been provided. The Company generally receives its monthly subscriptions in the month prior to the service being provided, accordingly the Company had deferred revenue of $181,963 at December 31, 2004. The cost of sales are comprised of data feed expenses charged by various stock market exchanges. The Company has one customer which accounted for 10% of the revenue during the year ended December 31, 2004.

              The Company occasionally licenses its technology to some customers. The Company recognizes its license revenue over the term of the license.

              The Company develops modified products for customers. The Company recognizes development revenue as the services are performed.


                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

NOTE 1 -      NATURE OF ORGANIZATION (Continued)

              i.  Newly Issued Accounting Pronouncements

              During the year ended December 31, 2004, the Company adopted the following accounting pronouncements:

              SFAS No. 123(R) -- In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (SFAS 123 (R)) "Share-based payment". SFAS 123 (R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. FASB 123 (R) replaces FASB 123, Accounting for Stock-Based Compensation and supersedes APB option No. 25, Accounting for Stock Issued to Employees. This guidance is effective as of the first interim or annual reporting period after December 15, 2005 for Small Business filers.

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

              SFAS No. 151 -- In November 2004, the FASB issued SFAS No. 151 (SFAS 151), "Inventory Costs". SFAS 151 amends ARB No. 43, Chapter
              4. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is the result of a broader effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 will not have a material impact on the results of operations or financial position of the company as it does not have inventory.




                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

NOTE 1 -      NATURE OF ORGANIZATION (Continued)

              i. Newly Issued Accounting Pronouncements (Continued)

              SFAS No. 153 -- In December 2004, the FASB issued SFAS No. 153 (SFAS 153) "Exchange of Non-monetary assets". This statement was a result of a joint effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. One such difference was the exception from fair value measurement in APB Opinion No. 29, Accounting for Non-Monetary Transactions, for non-monetary exchanges of similar productive assets. SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 will not have a material effect on the Company's financial position or results of operations.

              FASB Interpretation No. 46(R) -- In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial statements.

              j. Advertising

              The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the years ended December 31, 2004 and 2003 was $113,326 and $78,123, respectively.

              k. Stock Options

              As permitted by FASB Statement 148 "Accounting for Stock Based Compensation", the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board ("APB") Opinion 25,

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

NOTE 1 -      NATURE OF ORGANIZATION (Continued)

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

              l. Financial Content

              The Company's cost of sales is the cost of the stock quotation data it purchases from the various stock markets to which its customers subscribe. At December 31, 2004, the accounts payable included $300,693 due to various markets and quotation services.

NOTE 2 -      FIXED ASSETS

              Fixed assets at December 31, 2004 consisted of the following:

                  Office equipment                     $           147,197
                  Computer equipment                                21,337
                  Software                                          68,175
                  Less accumulated depreciation                   (206,884)
                                                       -------------------
                                                       $            29,825
                                                       ===================

              Depreciation expense for the years ended December 31, 2004 and 2003 was $27,602 and $46,585, respectively.

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




                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2004 and 2003


NOTE 4 -      OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS

              Under FASB Statement 123, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 151.20% and 0.00%; risk-free interest rates of 2.14 and 2.77 percent and expected lives of 5.0 and 0.0, for the years ended December 31, 2004 and 2003, respectively.


              Had compensation cost for the Company's stock options granted to directors and employees been based on the fair value as determined by the Black-Scholes option pricing model at the grant date under the accounting provisions of SFAS No. 123, the Company would have recorded an additional expense of $2,275,941 and $3,602,439 for the years ended December 31, 2004 and 2003, respectively. Also under these same provisions, the Company's net loss would have been changed by the pro forma amounts indicated below:


                                                    For the Years Ended
                                                        December 31,
                                          --------------------------------------
                                                 2004                 2003
                                          -----------------   ------------------
              Net loss:
                As reported               $      (2,060,976)  $      (8,314,028)
                Pro forma                 $      (4,336,917)  $     (11,916,467)


                                                        December 31,
                                          --------------------------------------
                                                 2004                 2003
                                          -----------------   ------------------
              Basic loss per share:
              As reported                 $           (0.10)  $           (0.56)
              Pro forma                   $           (0.21)  $           (0.80)









                               ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2004 and 2003



NOTE 4 -      OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS (Continued)

              A summary of the status of the Company's stock options and warrants as of December 31, 2004 and changes during the year ended December 31, 2004 is presented below:



                                                            Weighted   Weighted
                                                 Options     Average    Average
                                                  and       Exercise  Grant Date
                                                Warrants     Price    Fair Value
                                             -------------- --------  ----------
              Outstanding, December 31, 2003    19,142,815  $   0.49  $    0.49
               Granted                           3,000,000      0.25       0.25
               Expired/Canceled                 (1,262,500)     0.84       0.84
               Exercised                        (1,901,503)     0.44       0.44
                                             -------------  --------  ---------
              Outstanding, December 31, 2004    19,788,812  $   0.46  $    0.46
                                             =============  ========  =========
              Exercisable, December 31, 2004    14,838,812  $   0.62  $    0.62
                                             =============  ========  =========






                             Outstanding                            Exercisable
                     --------------------------------------- ------------------
                                     Weighted
                                      Average     Weighted              Weighted
                          Number     Remaining     Average  Number       Average
          Range of  Outstanding    Contractual    Exercise Exercisable  Exercise
        Exercise Prices   at 12/31/04  Life        Price at 12/31/04     Price
        ---------------   -----------  ------   ----------------------  --------
       $  0.00 - 0.30      3,000,000     3.93  $   0.25        750,000  $   0.25
          0.30 - 0.45     15,000,000     3.29      0.45     13,000,000      0.45
          0.50 - 1.45      1,605,997     2.48      0.90        905,997      0.90
          1.50 -12.50        182,815     1.82  $   3.05        182,815  $   3.05
                          ----------    -----               ----------
       $ 0.00 - 12.50     19,788,812                        14,838,812
                          ==========                        ==========



                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2004 and 2003



NOTE 5 -      RELATED PARTY TRANSACTIONS

              Compensation
              ------------
                   During the year ended December 31, 2004, two companies, owned for the benefit of two officers of the Company, earned compensation valued at $920,000. This compensation consisted of $480,000 of salaries and $440,000 of accrued bonuses. These amounts were accrued and unpaid at December 31, 2004.

              During the year ended December 31, 2003, these same two companies, earned compensation valued at $6,720,000. This compensation consisted of 6,000,000 shares of common stock valued at the closing prices on the dates of authorization of $5,280,000 plus accrued salaries of $480,000 and accrued bonuses of $480,000. Additionally each officer's company was granted 2,500,000 options which vested immediately during the first Quarter of 2003. Additionally, the companies were each granted 5,000,000 bonus stock options on March 31, 2003 which vest 2,000,000 each on March 31, 2003, March 31, 2004 and 1,000,000 on March 31, 2005.

              In December 2004, the Company awarded two (2) 1,000,000 share bonuses to its executive officers for services rendered. These shares were issued on January 11t, 2005 which was subsequent to December 31, 2004, so the Company accrued the value of the shares which was $0.22 per share for a total accrual of $440,000.

              Related Party Payables

                           Officer bonus from 2003           $          480,000
                           Officer bonus from 2004                      440,000
                           Officer accrued wages                        649,680
                                                              ------------------
                                                             $        1,569,680

              In November 2004, the Company granted 1,600,000 options to its executive officers as part of its 2004 option plan. 400,000 of these options vested upon grant, the balance vest 25% per year.

              Related Company
              ---------------
              The principal accounting officer of the Company is an officer in a Canadian Company which pays the Canadian bills for the Company. All of the Company's liabilities denominated in Canadian dollars have been converted to US dollars at the year end exchange rate and are included in accounts payable



                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2004 and 2003



NOTE 5 -      RELATED PARTY TRANSACTIONS (Continued)

              Sale of Assets
              --------------
              In 2003, the Company sold some of its excess computer equipment to a company managed by the Company's management for $40,000. The Company shares office space with that Company. The Company realized a gain of $31,589 on the sale which was recorded as contribution to capital.

              Komodo, Inc.
              ------------
              During the year ended December 31, 2004, the Company advanced $70,256 to Komodo, Inc a related company by virtue of common majority shareholders to pay expenses. This amount was repaid to the Company by December 31, 2004.


NOTE 6 -      COMMITMENTS AND CONTINGENCIES

              Office Lease
              ------------
              The Company leases office space as a part of a sublease on a month-to-month basis. The lease expires in February 2007. The monthly lease payment is $6,000. Rent expense for the years ended December 31, 2004 and 2003 was $84,722 and $88,152, respectively, which includes common area maintenance charges.

              Third Party Providers
              ---------------------

              The Company has a contract with Reuters which calls for monthly payments of $20,000 and an agreement with Comtex News Network, Inc. which calls for monthly payments of $3,850. Both contracts renew annually unless otherwise terminated. The Company has re-signed with Reuters for a two-year contract which expires March 2005.











                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2004 and 2003

NOTE 7 -     GOING CONCERN

             The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have sufficient revenues to cover its operating costs and has a deficit in its working capital as well as its stockholders' equity.

             In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and revenues. Management's plans to continue as a going concern include the following items:
             1) Concentrating its efforts on increasing the number of subscribers to its stock-tracking product, known as e-gate thereby increasing sales.
             2) Continuing to increase its gross profit percentage by increasing sales.
             3) Converting related party debt to equity when cash flow does not permit cash payments which will increase the availability of working capital as well as the reduce the deficit in stockholders' equity.
             4) Currently the Company has a unit offering for its shares - 500 units $4,000 per unit - each unit consists of 10,000 restricted shares, 5,000 warrants at $.35 per share, 5,000 units at $.70 per share and 10,000 warrants at $1.00 per share. This would result in net proceeds to the company of $1,750,000 and require an issuance of 5,000,000 shares of its common stock in the initial phase. The completion of this private placement would allow the Company to increase its marketing budget and accelerate its sales growth. If the warrants were converted the company would realize an additional $875,000 in phase two, $1,750,000 in phase three and $5,000,000 in phase three.

             The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


NOTE 8 - SUBSEQUENT EVENTS

              Subsequent to year-end, the Company issued 450,000 shares of common stock for services which were valued at the market value of the stock of $99,000. The Company also issued 25,000 shares of common stock as a charitable contribution, which were valued at $5,500. Additionally, the Company issued 2,000,000 shares of common stock to its executive officers for payment of the 2004 bonus payable of $440,000. The shares related to the stock subscription payable have been issued.

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     ALPHATRADE.COM


Dated:  March 29, 2005                               By: /s/ Penny Perfect
                                                     ---------------------
                                                     Penny Perfect
                                                     President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



  Signature                Title                    Date



/s/ Gordon Muir            Director            March 29, 2005
------------------
Gordon J. Muir


/s/  Penny Perfect         Director            March 29, 2005
------------------
Penny Perfect


/s/  Katharine Johnston    Director            March 29, 2005
-----------------------
Katharine Johnston


/s/ Lisa McVeigh           Director            March 29, 2005
------------------
Lisa McVeigh


/s/ Raymond Hatch          Director            March 29, 2005
------------------
Raymond Hatch