Form 10QSB
period 2005-03-31
ALPHATRADE COM
filed 2005-05-12
CIK 1076462

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

                  For Quarterly period Ended: March 31, 2005; or

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

        State the number of shares outstanding of the issuer's common equity:
$0.001 par value, as of March 31, 2005, was 26,282,865.

         Transitional Small Business Disclosure Format. Yes       No  X
                                                            ---      ---

                              Report on Form 10-QSB
                      For the Quarter Ended March 31, 2005

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


         Item 2.      Management's Discussion and Analysis
                        or Plan of Operation .............................. 13

         Item 3.      Controls and Procedures ............................. 14



Part II. Other Information

         Item 1.      Legal Proceedings ................................... 15

         Item 2.      Changes in Securities ............................... 15

         Item 3.      Defaults Upon Senior Securities ..................... 16

         Item 4.      Submission of Matters to a Vote of Security Holders . 16

         Item 5.      Other Information ................................... 16

         Item 6.      Exhibits and Reports on Form 8-K .................... 16

                      Signatures........................................... 16

                      Certifications.....................................17-22

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying balance sheets of Alphatrade.com at March 31, 2005 and December 31, 2004, and the related statements of operations, stockholders' equity (deficit) and cash flows for the three months ending March 31, 2005 and 2004, have been prepared by our management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2005, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2005.

















                                 ALPHATRADE.COM

                              FINANCIAL STATEMENTS

                      March 31, 2005 and December 31, 2004

                                 ALPHATRADE.COM
                                 Balance Sheets

                                     ASSETS
                                     ------

                                                   March 31,    December 31,
                                                     2005           2004
                                                 -------------  -------------
                                                  (Unaudited)
CURRENT ASSETS

   Cash                                          $     10,571   $     79,339
   Accounts receivable - trade, net                        84            212
   Prepaid expenses                                    41,366          1,000
                                                 ------------   ------------

     Total Current Assets                              52,021         80,551
                                                 ------------   ------------

FIXED ASSETS, NET                                      29,847         29,825
                                                 ------------   ------------

     TOTAL ASSETS                                $     81,868   $    110,376
                                                 ============   ============































   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                           Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                   March 31,    December 31,
                                                      2005           2004
                                                 -------------  -------------
                                                  (Unaudited)

CURRENT LIABILITIES

   Accounts payable and accrued expenses         $    286,265   $    379,424
   Related party payables                             803,579      1,569,680
   Deferred revenue                                   202,600        181,963
                                                 ------------   ------------

     Total Current Liabilities                      1,292,444      2,131,067
                                                 ------------   ------------

     Total Liabilities                              1,292,444      2,131,067
                                                 ------------   ------------
STOCKHOLDERS' EQUITY (DEFICIT)

   Convertible preferred stock: par value
    $0.001 per share;10,000,000 shares
    authorized, 2,000,000 shares issued
    and outstanding                                     2,000          2,000
   Common stock: $0.001 par value 100,000,000
    shares Authorized:26,282,865 and
    23,032,865 shares issued and outstanding,
    respectively                                       26,283         23,033
   Additional paid-in capital                      24,829,085     23,901,910
   Stock subscription payable                          16,753         16,753
   Stock subscription receivable                     (116,550)      (116,550)
   Accumulated deficit                            (25,968,147)   (25,847,837)
                                                 ------------   ------------

     Total Stockholders' Equity (Deficit)          (1,210,576)    (2,020,691)
                                                 ------------   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                           $     81,868   $    110,376
                                                 ============   ============











   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                            Statements of Operations
                                   (Unaudited)


                                                 For the Three Months Ended
                                                           March 31,
                                                 ----------------------------
                                                      2005           2004
                                                 -------------  -------------
REVENUE

   Subscription revenue                          $    632,966   $    332,711
   Licensing revenue                                   18,000         18,000
   Other revenue                                          670          1,525
                                                 ------------   ------------

     Total Revenue                                    651,636        352,236
                                                 ------------   ------------
COST OF SALES

   Financial content                                  325,863        311,039
                                                 ------------   ------------

Gross Profit                                          325,773         41,197
                                                 ------------   ------------
EXPENSES

   Management expense                                 120,000        120,000
   Professional fees                                   48,044        205,562
   Research and development                            32,706         56,637
   Marketing expense                                  149,181        313,635
   General and administrative expenses                 96,152         77,133
                                                 ------------   ------------

     Total Expenses                                   446,083        772,967
                                                 ------------   ------------

LOSS FROM OPERATIONS                                 (120,310)      (731,770)

INCOME TAX EXPENSE                                          -              -
                                                 ------------   ------------

NET LOSS                                         $   (120,310)  $   (731,770)
                                                 ============   ============

NET LOSS PER SHARE                               $      (0.00)  $      (0.04)
                                                 ============   ============
WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING                           26,094,550     18,891,914
                                                 ============   ============





   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                  Statements of Stockholders' Equity (Deficit)

                             Preferred Stock       Common Stock        Additional       Net
                           ------------------- ----------------------    Paid-In   Subscription  Accumulated
                            Shares    Amount     Shares     Amount      Capital    (Receivable)    Deficit
                           --------- --------- ---------- ----------- ------------ ------------ -------------
Balance,
December 31, 2004          2,000,000 $  2,000  23,032,865 $   23,033  $ 23,901,910 $   (99,797) $(27,908,813)

Common stock issued
 for services at an
 average price of
 $0.30 per share
 (unaudited)                       -        -     250,000        250        75,175           -             -

Common stock issued
 for debt at an
 average price of
 $0.22 per share
 (unaudited)                       -        -   3,000,000      3,000       732,000           -             -

Services contributed
 to the Company by
 officers and
 directors (unaudited)             -        -           -          -       120,000           -             -

Net loss for the three
 months ended March 31,
 2005 (unaudited)                  -        -           -          -             -           -      (120,310)
                           --------- --------  ---------- ----------  ------------  ----------  ------------
Balance,
 March 31, 2005
 (unaudited)               2,000,000 $  2,000  26,282,865 $   26,283  $ 24,829,085 $   (99,797) $(25,968,147)
                           ========= ========  ========== ==========  ============ ===========  ============




























   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                            Statements of Cash Flows
                                   (Unaudited)

                                                       For the Three Months Ended
                                                                 March 31,
                                                      ----------------------------
                                                           2005          2004
                                                      -------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                             $    (120,310) $   (731,770)
 Adjustments to reconcile net loss to net cash used
  by operating activities:
   Common stock issued for services and contributions        75,425       378,040
   Contribution of services by officers and directors       120,000             -
   Amortization of services prepaid by common stock               -        27,321
   Depreciation expense                                       1,832         9,273
 Changes in operating assets and liabilities:
   Decrease in accounts receivable                              128         4,049
   (Increase) in prepaid expenses                           (40,366)       (4,724)
   Increase (decrease) in accounts payable and accrued
     expenses                                               (93,159)       79,237
   Increase (decrease) in related party payables            (31,101)      103,501
   Increase in deferred revenue                              20,637        23,087
                                                      -------------  ------------
     Net Cash Used by Operating Activities                  (66,914)     (111,986)
                                                      -------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets                                    (1,854)            -
                                                      -------------  ------------
     Net Cash Used by Investing Activities                   (1,854)            -
                                                      -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from subscribed stock                                   -        38,450
 Stock offering costs paid                                        -        (9,700)
 Common stock issued for cash                                     -        97,000
                                                      -------------  ------------
     Net Cash Provided by Financing Activities                    -       125,750
                                                      -------------  ------------
NET CHANGE IN CASH                                          (68,768)       13,764

CASH AT BEGINNING OF PERIOD                                  79,339         6,562
                                                      -------------  ------------
CASH AT END OF PERIOD                                 $      10,571  $     20,326
                                                      =============  ============











   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                       For the Three Months Ended
                                                                 March 31,
                                                      ----------------------------
                                                           2005          2004
                                                      -------------- -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Interest paid                                        $           -  $          -
 Income taxes paid                                    $           -  $          -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

 Common stock issued for services and contributions   $      75,425  $    378,040
 Common stock issued for extinguishment of debt       $     735,000  $     28,500





































   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                      March 31, 2005 and December 31, 2004

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

         The presentation of certain expenses for 2004 has been restated to conform to the presentation in the 2005 financial statements.

NOTE 2 - GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have sufficient revenues to cover operating costs and has a deficit in its working capital as well as a deficit in its stockholders' equity.


         In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and revenues. Management's plans to continue as a going concern include the following items:

         1) Concentrating its efforts on increasing the number of subscribers to its stock tracking product, known as e-gate thereby increasing sales.
         2) Continuing to increase its gross profit percentage by increasing sales.
         3) Converting related party debt to equity when cash flow does not permit cash payments which will decrease the deficit in working capital as well as the deficit in stockholders equity.

         The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                      March 31, 2005 and December 31, 2004

NOTE 2 - GOING CONCERN (Continued)

         accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - SIGNIFICANT EVENTS

         During the quarter ended March 31, 2005, the Company issued 250,000 shares of common stock valued at an average price of $0.30 per share for services.

         During the quarter ended March 31, 2005, the Company  issued  3,000,000
         shares  of  common   stock  at  an  average  of  $0.22  per  share  for
         extinguishment of debt.

         All issuances of common stock for services and debt extinguishment were valued at the closing price of the common stock on the dates of authorization.

NOTE 4 - RELATED PARTY TRANSACTIONS

         The Company receives advances from several related parties on a regular basis. During the quarter ended March 31, 2005, related parties were repaid $31,101 by the Company. Officer salaries of $120,000 for the quarter ended March 31, 2005 were forgiven by the contracting management companies. The Company recorded the value of the services as an expense and contributed capital.

NOTE 5 - OPTIONS AND WARRANTS

         Under FASB Statement 123, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 151.20% and 0.00%; risk-free interest rates of 2.14, and
         2.77 percent and expected lives of 5.0 and 0.0, for the three months ended March 31, 2005 and 2004, respectively.

         Had compensation cost for the Company's stock options granted to directors and employees been based on the fair value as determined by the Black-Scholes option pricing model at the grant date under the accounting provisions of SFAS No. 123, the Company would have recorded an additional expense of $-0- and $1,645,000 for the three months ended March 31, 2005 and 2004, respectively. Also under these same provisions, the Company's net loss would have been changed by the pro forma amounts indicated below:

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                      March 31, 2005 and December 31, 2004

NOTE 5 - OPTIONS AND WARRANTS (Continued)
                                             For the Three Months Ended
                                                      March 31,
                                            ----------------------------
                                                 2005           2004
                                            -------------  -------------
         Net loss:
           As reported                      $   (120,310)  $   (731,770)
           Pro forma                        $   (120,310)  $ (2,376,621)

         Basic loss per share:
           As reported                      $      (0.00)  $      (0.04)
           Pro forma                        $      (0.00)  $      (0.13)


A summary of the status of the Company's stock options and warrants as of March 31, 2005 and changes during the three months ended March 31, 2005 is presented below:

                                                Weighted    Weighted
                                     Options     Average     Average
                                       and      Exercise   Grant Date
                                     Warrants     Price    Fair Value
                                    ----------- ---------- ----------
    Outstanding, December 31, 2004  19,788,812  $    0.46  $    0.46
      Granted                                -       0.00       0.00
      Expired/Canceled                       -       0.00       0.00
      Exercised                              -       0.00       0.00
                                    ----------  ---------  ---------
    Outstanding, March 31, 2005     19,788,812  $    0.46  $    0.46
                                    ==========  =========  =========
    Exercisable, March 31, 2005     14,838,812  $    0.62  $    0.62
                                    ==========  =========  =========


NOTE 6 - SUBSEQUENT EVENTS

         On April 12, 2005, the Company issued 73,500 shares of common stock for services valued at $0.35 per share.

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

Results of Operations.

During the three months ended March 31, 2005, revenue significantly increased over the same period of 2004. Revenue for 2005 was $651,636, which is a 84% increase over fiscal 2004 sales of $352,236. The increase in revenue is directly attributable to subscriber acceptance of the E-Gate product. By making E-Gate reliable, cost effective, user friendly and technologically advanced, Alphatrade has proven that E-Gate can compete in the financial services business. In 2005 and 2004, we also received $18,000 and $18,000 from the licensing of our technology to SEGOES Securities Ltd. and $670 and $1,525, respectively, from the sale of advertising space on our web site to other companies.

We believe that much of our growth over the next year will come from foreign markets. Our ability to translate our product into other languages such as Korean and Chinese has allowed us to access those markets.

Our cost of sales is the cost of the financial content we provide to our subscribers. Many of these costs are fixed monthly fees. Others are on a per user basis. Accordingly as our subscription fees increase the costs as a percentage of revenues decreases. For the first quarter of 2005 our cost of sales was 50% of subscription revenues compared to 88% in 2004.

We incurred a net loss of $120,310 for the three months ended March 31, 2005 compared to $731,770 for the three months ended March 31, 2004. This is a decrease of $611,460. Included in the loss for 2004 was $120,000 as the accrued value of compensation to officers and directors for their services. The officers and directors forgave their right to any compensation in 2005 however the expense was recorded as well as an offsetting contribution to capital in accordance with generally accepted accounting principles. This resulted in a decrease in related party compensation of $120,000 for 2005 as accrued to the related party payables. The expense category has been renamed as management expense from related party compensation to better reflect the nature of the cost. Our professional fees also decreased by $157,518 from 2004 to 2005 as a result of a reduction in the number of shares issued to consultants. For the same reason we decreased our marketing expense from $313,635 in 2004 to $149,181 for 2005. We have determined the need to increase public awareness of our E-gate product and we have budgeted shares and funds for this marketing effort.

Historically, many of our expenses are paid in shares of our common stock. The expenses are recorded at the fair value of the shares issued. Excluding non cash expenses the net for 2005 and 2004 would have been an income $75,115 and a loss of $317,136, respectively.

Liquidity and Capital Resources.

We have consistently been financed through loans from related parties and from raising capital through private equity offerings. We used $66,914 and $111,986 of cash in our operating activities in the first three months of 2005 and 2004, respectively. This decrease of 40% was primarily due to the decreased loss from operations. For the three months ended March 31, 2005 and 2004 we received cash totaling $-0- and $135,450 from the issuance and subscription of our common stock pursuant to Rule 144, respectively. We expect that in the next twelve months that the cash generated by our operations will be adequate to cover our cash flow.

Given the right circumstances, we would entertain a secondary financing if it would expand our market penetration and bring extra revenue to us. We are actively seeking acquisition targets and may decide to use our stock as the compensation for any acquisition. Currently, we do not have any definitive plans for a secondary financing nor have we identified a specific acquisition target.

We currently have no material commitments for capital requirements. At the present time we have no need to purchase new equipment or replace the equipment we are currently using. We believe that our capital infrastructure is adequate to handle the expected growth in 2005.

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

Item 2. Changes in Securities.

The following unregistered securities have been issued since January 1st, 2005:
                                             Valued
Date         No. of Shares      Title          At          Reason

Jan. 10/05      2,000,000      Common         $0.22   Private Placement
Jan. 12/05         25,000      Common         $0.22   Charitable contributions
Jan. 28/05         20,000      Common         $0.27   Services
Feb.  9/05         15,000      Common         $0.24   Services
Mar.  4/05        125,000      Common         $0.30   Services
Mar.  4/05      1,000,000      Common         $0.30   Private Placement
Mar. 21/05         65,000      Common         $0.37   Services

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



                                                   ALPHATRADE.COM


Date:    5/10/2005                                 / s / Penny Perfect
                                                   ----------------------------
                                                   President / Director



Date:    5/10/2005                                 / s / Katherine Johnston
                                                   ----------------------------
                                                   Principal Accounting Officer