Form 10QSB
period 2005-06-30
ALPHATRADE COM
filed 2005-08-02
CIK 1076462

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

                  For Quarterly period Ended: June 30, 2005; or

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

        State the number of shares outstanding of the issuer's common equity:
$0.001 par value, as of June 30, 2005, was 26,496,365.

         Transitional Small Business Disclosure Format. Yes       No  X
                                                            ---      ---

                              Report on Form 10-QSB
                       For the Quarter Ended June 30, 2005

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

         Item 3.      Defaults Upon Senior Securities ..................... 17

         Item 4.      Submission of Matters to a Vote of Security Holders . 17

         Item 5.      Other Information ................................... 18

         Item 6.      Exhibits and Reports on Form 8-K .................... 18

                      Signatures........................................... 18

                      Certifications...........................31.1-1 - 32.2-1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying balance sheets of Alphatrade.com at June 30, 2005 and December 31, 2004, and the related statements of operations, stockholders' equity (deficit) and cash flows for the three months and six months ending June 30, 2005 and 2004, have been prepared by our management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2005, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2005.


















                                 ALPHATRADE.COM

                              FINANCIAL STATEMENTS

                       June 30, 2005 and December 31, 2004

                                 ALPHATRADE.COM
                                 Balance Sheets

                                     ASSETS
                                     ------

                                                     June 30,     December 31,
                                                       2005           2004
                                                  -------------- --------------
                                                    (Unaudited)
CURRENT ASSETS

 Cash                                             $      15,217  $      79,339
 Accounts receivable - trade, net                        17,954            212
 Other receivables                                       10,000              -
 Prepaid expenses                                        51,394          1,000
                                                  -------------  -------------

   Total Current Assets                                  94,565         80,551
                                                  -------------  -------------

FIXED ASSETS, NET                                        46,650         29,825
                                                  -------------  -------------

   TOTAL ASSETS                                   $     141,215  $     110,376
                                                  =============  =============






























   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                           Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------


                                                     June 30,     December 31,
                                                        2005          2004
                                                  -------------- --------------
                                                    (Unaudited)

CURRENT LIABILITIES

 Accounts payable and accrued expenses            $     167,854  $     379,424
 Related party payables                                 884,144      1,569,680
 Deferred revenue                                       205,007        181,963
                                                  -------------  -------------

   Total Current Liabilities                          1,257,005      2,131,067
                                                  -------------  -------------

   Total Liabilities                                  1,257,005      2,131,067
                                                  -------------  -------------


STOCKHOLDERS' EQUITY (DEFICIT)

 Convertible preferred stock: par value
  $0.001 per share; 10,000,000 shares
  authorized, 2,000,000 shares issued
  and outstanding                                         2,000          2,000
 Common stock: $0.001 par value
  100,000,000 shares Authorized:
  26,496,365 and 22,032,365 shares
  issued and outstanding, respectively                   26,496         23,033
 Additional paid-in capital                          24,903,597     23,901,910
 Stock subscription payable                              16,753         16,753
 Stock subscription receivable                         (116,550)      (116,550)
 Accumulated deficit                                (25,948,086)   (25,847,837)
                                                  -------------  -------------

   Total Stockholders' Equity (Deficit)              (1,115,790)    (2,020,691)
                                                  -------------  -------------

   TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                              $     141,215  $     110,376
                                                  =============  =============







   The accompanying notes are an integral part of these financial statements.
                                       5

                                 ALPHATRADE.COM
                            Statements of Operations
                                   (Unaudited)

                              For the Three Months      For the Six Months
                                 Ended June 30,            Ended June 30,
                           ------------------------- -------------------------
                                2005        2004         2005         2004
                           ------------ ------------ ------------ ------------
REVENUE

 Subscription revenue      $   638,256  $   433,485  $ 1,271,222  $   766,196
 Licensing revenue              12,000       18,000       30,000       36,000
 Advertising revenue            44,100        9,600       44,700       11,125
 Other revenue                   2,375            -        2,445            -
                           -----------  -----------  -----------  -----------
   Total Revenue               696,731      461,085    1,348,367      813,321
                           -----------  -----------  -----------  -----------
COST OF SALES

 Financial content             226,087      264,123      551,950      575,162
 Other cost of sales             3,478            -        3,478            -
                           -----------  -----------  -----------  -----------
   Total Cost of Sales         229,565      264,123      555,428      575,162
                           -----------  -----------  -----------  -----------
Gross Profit                   467,166      196,962      792,939      238,159
                           -----------  -----------  -----------  -----------
EXPENSES

 Management expense            120,000      120,000      240,000      240,000
 Professional fees              66,804       87,546      114,848      293,108
 Research and development       77,493       69,766      110,199      126,403
 Marketing expense              76,415      164,972      225,596      478,607
 General and administrative
  expenses                     106,393       77,677      202,545      154,810
                           -----------  -----------  -----------  -----------
   Total Expenses              447,105      519,961      893,188    1,292,928
                           -----------  -----------  -----------  -----------
INCOME (LOSS) FROM OPERATIONS   20,061     (322,999)    (100,249)  (1,054,769)

INCOME TAX EXPENSE                   -            -            -            -
                           -----------  -----------  -----------  -----------
NET INCOME (LOSS)          $    20,061  $  (322,999) $  (100,249) $(1,054,769)
                           ===========  ===========  ===========  ===========
NET INCOME (LOSS)
 PER SHARE-BASIC           $      0.00  $     (0.02) $     (0.00) $     (0.05)
                           ===========  ===========  ===========  ===========
DILUTED INCOME PER SHARE   $      0.00          N/A          N/A          N/A
                           ===========
WEIGHTED AVERAGE NUMBER
  OF SHARES                 26,432,475    19,466,112  25,978,332   19,179,013
                           ===========  ============ ===========  ===========




   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                   Statement of Stockholders' Equity (Deficit)

                       Preferred Stock     Common Stock     Additional      Net
                      ----------------- -------------------   Paid-In   Subscription  Accumulated
                        Shares  Amount    Shares    Amount    Capital   (Receivable)    Deficit
                      --------- ------- ---------- -------- ----------- ------------ -------------
Balance,
December 31, 2004     2,000,000 $ 2,000 23,032,865 $ 23,033 $23,901,910 $ (99,797)   $(25,847,837)

Common stock issued
 for services at an
 average price of
 $0.32 per share
 (unaudited)                  -       -    343,500      343     108,807         -               -

Common stock issued
 for cash at an
 average price of
 $0.38 per share
 (unaudited)                  -       -    120,000      120      44,880         -               -

Common stock issued
 for debt at an
 average price of
 $0.22 per share
 (unaudited)                  -       -  3,000,000    3,000     732,000         -               -

Services contributed
 to the Company by
 officers and
 directors (unaudited)        -       -          -        -     120,000         -               -

Stock offering costs
 (unaudited)                  -       -          -        -      (4,000)        -               -

Net loss for the six
 months ended June 30,
 2005(unaudited)              -       -          -        -           -         -        (100,249)
                      --------- ------- ---------- -------- ----------- ---------    ------------
Balance,
 June 30, 2005
 (unaudited)          2,000,000 $ 2,000 26,496,365 $ 26,496 $24,903,597 $ (99,797)   $(25,948,086)
                      ========= ======= ========== ======== =========== =========    ============










 The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                            Statements of Cash Flows
                                  (Unaudited)
                                                       For the Six Months Ended
                                                                 June 30,
                                                       ------------------------
                                                            2005        2004
                                                        ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                               $ (100,249) $(1,054,769)
 Adjustments to reconcile net loss to net cash used
  by operating activities:
   Common stock issued for services and contributions      109,150      479,591
   Contribution of services by officers and directors      120,000            -
   Amortization of services prepaid by common stock              -       27,321
   Depreciation expense                                      4,142       18,545
  Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable              (17,742)       4,462
   (Increase) in prepaid expenses and other receivables    (60,394)      (3,814)
   Increase (decrease) in accounts payable and accrued
     expenses                                             (211,570)     373,247
   Increase (decrease) in related party payables            49,464            -
   Increase in deferred revenue                             23,044       66,269
                                                        ----------  -----------
     Net Cash Used by Operating Activities                 (84,155)     (89,148)
                                                        ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets                                  (20,967)           -
                                                        ----------  -----------
     Net Cash Used by Investing Activities                 (20,967)           -
                                                        ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES

 Stock offering costs paid                                  (4,000)      (9,700)
 Common stock issued for cash                               45,000      135,450
                                                        ----------  -----------
     Net Cash Provided by Financing Activities              41,000      125,750
                                                        ----------  -----------
NET CHANGE IN CASH                                         (64,122)      36,602

CASH AT BEGINNING OF PERIOD                                 79,339        6,562
                                                        ----------  -----------
CASH AT END OF PERIOD                                   $   15,217  $    43,164
                                                        ==========  ===========










 The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                      Statements of Cash Flows (Continued)
                                   (Unaudited)
                                                       For the Six Months Ended
                                                                 June 30,
                                                       ------------------------
                                                            2005        2004
                                                        ----------- -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Interest paid                                          $        -   $        -
 Income taxes paid                                      $        -   $        -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

 Common stock issued for services                       $  109,150   $  479,591
 Contribution of services by officers and directors     $  120,000   $        -
 Common stock issued for extinguishment of debt         $  735,000   $   28,500
 Common stock issued for stock subscription receivable  $        -   $   11,550





































The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                       June 30, 2005 and December 31, 2004


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB. Operating results for the three months and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

         In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and revenues. Management's plans to continue as a going concern include the following items:

         1) Concentrating its efforts on increasing the number of subscribers to its stock tracking product,known as e-gate thereby increasing sales.

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

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                       June 30, 2005 and December 31, 2004

NOTE 3 - SIGNIFICANT EVENTS

         During the six months ended June 30, 2005, the Company issued 343,500 shares of common stock valued at an average price of $0.32 per share for services.

         During the six months ended June 30, 2005, the Company issued 3,000,000
         shares  of  common   stock  at  an  average  of  $0.22  per  share  for
         extinguishment of debt.

         During the six months ended June 30, 2005, the Company issued 120,000 shares of common stock valued at an average price of $0.38 per share for cash.

         All issuances of common stock for services and debt extinguishment were valued at the closing price of the common stock on the dates of authorization.

NOTE 4 - RELATED PARTY TRANSACTIONS

         The Company receives advances from several related parties on a regular basis. During the six months ended June 30, 2005, related parties were repaid $77,791 by the Company which payments were offset by the accrual of officer salaries of $120,000 for the six months ended June 30, 2005. Officer salaries of $120,000 for the quarter ended March 31, 2005 were forgiven by the contracting management companies. The Company recorded the value of the services as an expense and contributed capital.

NOTE 5 - OPTIONS AND WARRANTS

         Under FASB Statement 148, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 151.20% and 0.00%; risk-free interest rates of 2.14, and
         2.77 percent and expected lives of 5.0 and 0.0, for the six months ended June 30, 2005 and 2004, respectively.

         Had compensation cost for the Company's stock options granted to directors and employees been based on the fair value as determined by the Black-Scholes option pricing model at the grant date under the accounting provisions of SFAS No. 123, the Company would have recorded an additional expense of $-0- and $1,645,000 for the six months ended June 30, 2005 and 2004, respectively. Also under these same provisions, the Company's net loss would have been changed by the pro forma amounts indicated below:

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                       June 30, 2005 and December 31, 2004

NOTE 5 - OPTIONS AND WARRANTS (Continued)

                                           For the Six Months Ended
                                                     June 30,
                                          -----------------------------
                                               2005          2004
                                          -------------- --------------
         Net loss:
           As reported                    $    (100,249)  $ (1,054,769)
           Pro forma                      $    (100,249)  $ (2,699,769)

                                                     June 30,
                                          -----------------------------
                                               2005          2004
                                          -------------- --------------
         Basic loss per share:
           As reported                    $       (0.00) $       (0.57)
           Pro forma                      $       (0.00) $       (0.57)

         A summary of the status of the Company's stock options and warrants as of June 30, 2005 and changes during the six months ended June 30, 2005 is presented below:

                                                      Weighted   Weighted
                                            Options    Average   Average
                                              and     Exercise  Grant Date
                                            Warrants    Price   Fair Value
                                           ---------- --------  ----------
         Outstanding, December 31, 2004    19,788,812 $   0.46  $     0.46
           Expired/Canceled                     3,015    12.50       12.50
           Granted                            225,000     0.87        0.87
           Exercised                          163,500     0.90        0.90
                                           ---------- --------  ----------
              Outstanding, June 30, 2005   19,847,297 $   0.46  $     0.46
                                           ========== ========  ==========
              Exercisable, June 30, 2005   19,147,297 $   0.45  $     0.45
                                           ========== ========  ==========

NOTE 6 - SUBSEQUENT EVENTS

         On July 11, 2005, the Company granted options for 4,500,000 shares of its common stock under its 2005 Stock Incentive Plan at $0.25 per share. The options vested 25% at the grant date with further vesting to be determined later. Also, the Company issued 20,000 shares previously granted under the 2003 Stock Option Plan for services rendered. Additionally, the Company issued to the management companies of its officers and directors Cashless Warrants to purchase 6,000,000 shares of its common stock at $0.22 per share.

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                       June 30, 2005 and December 31, 2004

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


Results of Operations.

Three Months Ended June 30, 2005

During the three months ended June 30, 2005, revenue increased over the same period of 2004. However the rate of growth has declined during the second quarter due to a corporate focus on adding additional products that will provide for new revenue streams in the future such as our E-Trax web based products and our Pocket surfer. Subscription revenue for the second quarter in 2005 was $638,256 which is a 47% increase over the same period in 2004's subscription revenue of $433,485. The increase in revenue is directly attributable to increased marketing of the E-Gate product. By making E-Gate reliable, cost effective, user friendly and technologically advanced, Alphatrade has proven that E-Gate can become the product of choice for professionals in the financial services industry. We recorded an increase in advertising revenues due to a targeted marketing program to diversify our revenue streams. We earned $44,100 from advertising in 2005 compared to $9,600 in 2004. Management anticipates that advertising revenue will become one of our fastest growing revenue streams.

Our cost of sales is the cost of the financial content we aggregate into E-Gate and provide to our subscribers. Many of these costs are fixed monthly fees. Others are on a per user basis with no monthly cost. For the second quarter of 2005 our cost of sales for financial content was 35% of subscription revenues compared to 61% in 2004. The cost was unusually low because we were given discounts with some of our content providers on previously accrued overcharges. These credits totaled approximately $52,108. If the credits are added back into cost of sales the comparative figure is 44% which is an amount more in keeping with our present sales levels and still well below 2004's figure of 61%.

We incurred a net income of $20,061 for the three months ended June 30, 2005 compared to a loss of $322,999 for the three months ended June 30, 2004. If the credit received for over charges were deducted from the net income we would have reported a loss of $32,047. This is a decrease of $290,952. Included in the loss for 2004 was $479,591 as the value of shares of our common stock issued for services.

Six Months Ended June 30, 2005

During the six months ended June 30, 2005, revenue significantly increased over the same period of 2004. Subscription revenue for 2005 was $1,271,222, which is a 66% increase over 2004 subscription revenue of $766,196. The increase in revenue is directly attributable to subscriber acceptance of the E-Gate product. By making E-Gate reliable, cost effective, user friendly and technologically advanced, Alphatrade has proven that E-Gate can compete in the financial services business. In 2004, we received $36,000 in licensing fees and $11,125 in advertising fees, respectively.

Our cost of sales is the cost of the financial content we aggregate into E-Gate and provide to our subscribers. Many of these costs are fixed monthly fees. Others are on a per user basis with no monthly cost. For the second quarter of 2005 our cost of sales for financial content was 35% of subscription revenues compared to 61% in 2004. The cost was unusually low because we were given discounts with some of our content providers on previously accrued overcharges. These credits totaled approximately $52,108. If the credits are added back into cost of sales the comparative figure is 44% which is an amount more in keeping with our present sales levels and still well below 2004's figure of 61%.

We incurred a net loss of $100,249 for the six months ended June 30, 2005 compared to $1,054,769 for the six months ended June 30, 2004. This is a decrease of $954,520. Included in the loss for 2004 was $240,000 as the accrued value of compensation to officers and directors for their services. The officers and directors forgave their right to compensation in the first quarter of 2005 however the expense was recorded as well as an offsetting contribution to capital in accordance with United States generally accepted accounting principles. This resulted in a decrease in related party compensation of $120,000 for 2005 as accrued to the related party payables. The expense category has been renamed as management expense from related party compensation to better reflect the nature of the cost.

Many of our expenses are paid in shares of our common stock. The expenses are recorded at the fair value of the shares issued. We issued shares valued at $479,591 in 2004 compared to only $109,150 in 2005. This is primarily the reason why professional fees expense decreased from $293,108 in 2004 to $114,848 in 2005 and our marketing expense decreased from $478,607 in 2004 to $225,596 in 2005.

Liquidity and Capital Resources.

We have historically been financed through loans from raising capital through private equity offerings. We used $84,155 and $89,148 of cash in our operating activities in the first half of 2005 and 2004, respectively.

For the six months ended June 30, 2004 we received cash totaling $135,450 from the issuance and subscription of our common stock pursuant to Rule 144 and $45,000 for the same period of 2005. We expect that for the next twelve months the cash generated by our operations will be adequate to cover our cash flow.

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

Dependence on Key Personnel

We are dependent on the services of certain key people, i.e. the President/Chief Executive Officer and the Chief Technical Officer. The loss of these two persons or other key executives or personnel, or the inability to attract and retain the additional highly skilled employees required for the expansion of our activities, may have a material adverse effect on our business or future operations. We do not intend to maintain "Key-man" life insurance on any executive officers or other personnel at this time.


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

Item 2. Changes in Securities.

The following unregistered securities have been issued since January 1st, 2005:
                                                 Valued
Date          No. of Shares      Title          At          Reason

Jan. 10/05       2,000,000      Common         $0.22   Private Placement
Jan. 12/05          25,000      Common         $0.22   Charitable contributions
Jan. 28/05          20,000      Common         $0.27   Services
Feb.  9/05          15,000      Common         $0.24   Services
Mar.  4/05         125,000      Common         $0.30   Services
Mar.  4/05       1,000,000      Common         $0.30   Private Placement
Mar. 21/05          65,000      Common         $0.37   Services
Apr.  4/05          73,500      Common         $0.35   Services
May   2/05          20,000      Common         $0.40   Services
May   2/05         100,000      Common         $0.40   Private Placement
June 23/05          25,000      Common         $0.25   Exercise of Options

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




                                                   ALPHATRADE.COM


Date:    7/28/2005                                 / s / Penny Perfect
                                                   ----------------------------
                                                   President / Director


Date:    7/28/2005                                 / s / Katharine Johnston
                                                   ----------------------------
                                                   Principal Accounting Officer