Form 10QSB
period 2005-09-30
ALPHATRADE COM
filed 2005-11-10
CIK 1076462

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                   FORM 10-QSB

           X      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
         -----    EXCHANGE ACT OF 1934

                  For Quarterly period Ended: September 30, 2005; or

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

        State the number of shares outstanding of the issuer's common equity:
$0.001 par value, as of September 30, 2005, was 27,996,365.

         Transitional Small Business Disclosure Format.         Yes       No  X
                                                                    ---      ---

                              Report on Form 10-QSB
                       For the Quarter Ended September 30, 2005

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

         Item 2.      Changes in Securities ............................... 15

         Item 3.      Defaults Upon Senior Securities ..................... 16

         Item 4.      Submission of Matters to a Vote of Security Holders . 16

         Item 5.      Other Information ................................... 16

         Item 6.      Exhibits and Reports on Form 8-K .................... 17

                      Signatures........................................... 17

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying balance sheets of Alphatrade.com at September 30, 2005 and December 31, 2004, and the related statements of operations, stockholders' equity (deficit) and cash flows for the three months and nine months ending September 30, 2005 and 2004, have been prepared by our management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2005, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2005.

















                                 ALPHATRADE.COM

                              FINANCIAL STATEMENTS

                    September 30, 2005 and December 31, 2004

                                 ALPHATRADE.COM
                                 Balance Sheets

                                     ASSETS
                                     ------

                                                   September 30, December 31,
                                                       2005          2004
                                                   ------------- -------------
                                                    (Unaudited)
CURRENT ASSETS

 Cash                                              $      9,844  $     79,339
 Accounts receivable - trade, net                         8,977           212
 Other receivables, net                                  65,000             -
 Prepaid expenses                                        62,087         1,000
                                                   ------------  ------------
   Total Current Assets                                 145,908        80,551
                                                   ------------  ------------
FIXED ASSETS, NET                                        46,111        29,825
                                                   ------------  ------------
   TOTAL ASSETS                                    $    192,019  $    110,376
                                                   ============  ============
































   The accompanying notes are an integral part of these financial statements.
                                       4

                                 ALPHATRADE.COM
                           Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                   September 30, December 31,
                                                       2005          2004
                                                   ------------- -------------
                                                    (Unaudited)
CURRENT LIABILITIES

 Accounts payable and accrued expenses             $    189,672  $    379,424
 Related party payables                                 427,326     1,569,680
 Deferred revenue                                       210,686       181,963
                                                   ------------  ------------
   Total Current Liabilities                            827,684     2,131,067
                                                   ------------  ------------
   Total Liabilities                                    827,684     2,131,067
                                                   ------------  ------------
STOCKHOLDERS' EQUITY (DEFICIT)

 Convertible preferred stock: par value
  $0.001 per share; 10,000,000 shares
  authorized, 2,000,000 shares issued
  and outstanding                                         2,000         2,000
 Common stock: $0.001 par value
  100,000,000 shares Authorized:
  27,996,365 and 23,032,365 shares
  issued and outstanding, respectively                   27,996        23,033
 Additional paid-in capital                          25,405,997    23,901,910
 Stock subscription payable                              16,753        16,753
 Stock subscription receivable                         (116,550)     (116,550)
 Accumulated deficit                                (25,971,861)  (25,847,837)
                                                   ------------  ------------
   Total Stockholders' Equity (Deficit)                (635,665)   (2,020,691)
                                                   ------------  ------------
   TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                                $    192,019  $    110,376
                                                   ============  ============















   The accompanying notes are an integral part of these financial statements.
                                       5

                                 ALPHATRADE.COM
                            Statements of Operations
                                   (Unaudited)

                           For the Three Months Ended For the Nine Months Ended
                                   September 30,            September 30,
                            ------------------------- -------------------------
                                2005         2004        2005         2004
                            ------------ ------------ ------------ ------------
REVENUE

 Subscription revenue       $   642,182  $   498,855  $ 1,913,404  $ 1,265,051
 Licensing revenue                    -       18,000       30,000       54,000
 Advertising revenue            135,870        3,100      180,570       14,225
 Other revenue                    8,936            -       11,381            -
                            -----------  -----------  -----------  -----------
   Total Revenue                786,988      519,955    2,135,355    1,333,276
                            -----------  -----------  -----------  -----------
COST OF SALES

 Financial content              353,894      325,178      905,844      900,340

 Other cost of sales              2,167            -        5,645            -
                            -----------  -----------  -----------  -----------
   Total Cost of Sales          356,061      325,178      911,489      900,340
                            -----------  -----------  -----------  -----------
Gross Profit                    430,927      194,777    1,223,866      432,936
                            -----------  -----------  -----------  -----------
EXPENSES

 Management expense             120,000      120,000      360,000      360,000
 Professional fees                9,551       17,781      124,399      310,889
 Research and development        80,850       81,471      191,049      196,874
 Marketing expense              100,954       82,101      326,550      571,708
 General and administrative
  expenses                      143,347       76,706      345,892      231,516
                            -----------  -----------  -----------  -----------
   Total Expenses               454,702      378,059    1,347,890    1,670,987
                            -----------  -----------  -----------  -----------
INCOME (LOSS)
 FROM OPERATIONS                (23,775)    (183,282)    (124,024)  (1,238,051)

INCOME TAX EXPENSE                    -            -            -            -
                            -----------  -----------  -----------  -----------
NET INCOME (LOSS)           $   (23,775) $  (183,282) $  (124,024) $(1,238,051)
                            ===========  ===========  ===========  ===========
NET INCOME (LOSS)
 PER SHARE                  $     (0.00) $     (0.01) $     (0.01) $     (0.06)
                            ===========  ===========  ===========  ===========
WEIGHTED AVERAGE NUMBER
  OF SHARES                  26,691,623   20,841,517   26,214,958   19,737,226
                            ===========  ===========  ===========  ===========




   The accompanying notes are an integral part of these financial statements.
                                       6

                                 ALPHATRADE.COM
                   Statement of Stockholders' Equity (Deficit)

                     Preferred Stock     Common Stock    Additional       Net
                     ---------------- ------------------  Paid-In     Subscription  Accumulated
                      Shares   Amount   Shares    Amount  Capital     (Receivable)    Deficit
                     --------- ------ ---------- ------- ------------ -----------  -------------
Balance,
 December 31, 2004   2,000,000 $2,000 23,032,865 $23,033 $23,901,910  $(99,797)    $(25,847,837)

Common stock issued
 for services at an
 average price of
 $0.33 per share
 (unaudited)                 -      -    413,500     413     135,137         -                -

Common stock issued
 for cash at an
 average price of
 $0.35 per share
 (unaudited)                 -      -    150,000     150      52,350         -                -

Common stock issued
 for payables to
 related parties at
 an average price
 of $0.27 per share
 (unaudited)                 -      -  4,400,000   4,400   1,200,600         -                -

Services contributed
 to the Company by
 officers and
 directors
 (unaudited)                 -      -          -       -     120,000         -                -

Stock offering
 costs (unaudited)           -      -          -       -      (4,000)        -                -

Net loss for the
 nine months ended
 September 30, 2005
 (unaudited)                 -      -          -       -           -         -         (124,024)
                     --------- ------ ---------- ------- -----------  --------     ------------
Balance,
 September 30,2005
 (unaudited)         2,000,000 $2,000 27,996,365 $27,996 $25,405,997  $(99,797)    $(25,971,861)
                     ========= ====== ========== ======= ===========  ========     ============














   The accompanying notes are an integral part of these financial statements.
                                       7

                                 ALPHATRADE.COM
                            Statements of Cash Flows
                                   (Unaudited)
                                                     For the Nine Months Ended
                                                           September 30,
                                                      -----------------------
                                                          2005        2004
                                                      ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                             $ (124,024) $(1,238,051)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
   Common stock issued for services and contributions    135,550      744,791
   Contribution of services by officers and directors    120,000            -
   Amortization of services prepaid by common stock            -       27,321
   Depreciation expense                                    6,497       27,817
   Allowance for bad debts                                13,977            -
 Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable            (17,742)       6,581
   (Increase) in prepaid expenses and other
      receivables                                       (131,087)      (3,724)
   Increase (decrease) in accounts payable and
      accrued expenses                                  (179,752)     117,684
   Increase (decrease) in related party payables          52,646       89,042
   Increase in deferred revenue                           28,723       76,190
                                                      ----------  -----------
     Net Cash Used by Operating Activities               (95,212)    (152,349)
                                                      ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets                                (22,783)           -
                                                      ----------  -----------
     Net Cash Used by Investing Activities               (22,783)           -
                                                      ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES

 Stock offering costs paid                                (4,000)      (9,700)
 Common stock issued for cash                             52,500      164,256
                                                      ----------  -----------

     Net Cash Provided by Financing Activities            48,500      154,556
                                                      ----------  -----------
NET CHANGE IN CASH                                       (69,495)       2,207

CASH AT BEGINNING OF PERIOD                               79,339        6,562
                                                      ----------  -----------
CASH AT END OF PERIOD                                 $    9,844  $     8,769
                                                      ==========  ===========







   The accompanying notes are an integral part of these financial statements.
                                       8

                                 ALPHATRADE.COM
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                     For the Nine Months Ended
                                                           September 30,
                                                      -----------------------
                                                          2005        2004
                                                      ----------- -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Interest paid                                        $        -  $        -
 Income taxes paid                                    $        -  $        -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

 Common stock issued for services                     $  135,550  $  744,791
 Contribution of services by officers and
   directors                                          $  120,000  $        -
 Common stock issued for extinguishment
   of related party payables                          $1,205,000  $   28,500
 Common stock issued for stock subscription
   receivable                                         $        -  $  146,550
































   The accompanying notes are an integral part of these financial statements.
                                       9

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                    September 30, 2005 and December 31, 2004


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB. Operating results for the three months and nine ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                    September 30, 2005 and December 31, 2004

NOTE 3 - SIGNIFICANT EVENTS

         During the nine months ended September 30, 2005, the Company issued 413,500 shares of common stock valued at an average price of $0.33 per share for services.

         During the nine months ended September 30, 2005, the Company issued 4,400,000 shares of common stock at an average of $0.27 per share for extinguishment of payables to related parties.

         During the nine months ended September 30, 2005, the Company issued 150,000 shares of common stock valued at an average price of $0.35 per share for cash.

         All issuances of common stock for services and debt extinguishment were valued at the closing price of the common stock on the dates of authorization.

NOTE 4 - RELATED PARTY TRANSACTIONS

         The Company receives advances from several related parties on a regular basis. During the nine months ended September 30, 2005, related parties were repaid $77,791 by the Company which payments were offset by the accrual of officer salaries of $240,000 for the nine months ended September 30, 2005. Officer salaries of $120,000 for the quarter ended March 31, 2005 were forgiven by the contracting management companies. The Company recorded the value of the services as an expense and contributed capital. Accrued bonuses and compensation to related parties and other related party payables totaling $1,205,000 were converted to 4,400,000 shares of common stock during the nine months ended September 30, 2005.

         During the three months ended September 30, 2005, the Company earned $60,000 in advertising revenue from a related entity.

NOTE 5 - OPTIONS AND WARRANTS

         Under FASB Statement 148, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 151.20% and 0.00%; risk-free interest rates of 2.14, and
         2.77 percent and expected lives of 5.0 and 0.0, for the nine months ended September 30, 2005 and 2004, respectively.

         Had compensation cost for the Company's stock options granted to directors and employees been based on the fair value as determined by the Black-Scholes option pricing model at the grant date under the accounting provisions of SFAS No. 123, the Company would have recorded an additional expense of $1,259,726 and $1,645,000 for the nine months

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                    September 30, 2005 and December 31, 2004

NOTE 5 - OPTIONS AND WARRANTS (Continued)

         ended September 30, 2005 and 2004, respectively. Also under these same provisions, the Company's net loss would have been changed by the pro forma amounts indicated below:

                                                   For the Nine Months Ended
                                                          September 30,
                                                  ---------------------------
                                                       2005         2004
                                                  ------------- -------------
      Net loss:
       As reported                                $   (124,024) $ (1,238,051)
       Pro forma                                  $ (1,383,750) $ (2,883,051)

                                                           September 30,
                                                  ---------------------------
                                                       2005         2004
                                                  ------------- -------------
      Basic loss per share:
      As reported                                 $      (0.01) $      (0.06)
      Pro forma                                   $      (0.06) $      (0.15)

         A summary of the status of the Company's stock options and warrants as of September 30, 2005 and changes during the nine months ended September 30, 2005 is presented below:

                                                   Weighted  Weighted
                                        Options     Average   Average
                                          and      Exercise  Grant Date
                                        Warrants     Price   Fair Value
                                      ------------ --------  ----------
      Outstanding, December 31, 2004   19,788,812  $   0.46  $     0.46
        Expired/Canceled                  (31,015)    12.50       12.50
        Granted                        14,725,000      0.27        0.27
        Exercised                        (583,500)     0.44        0.44
                                      -----------  --------  ----------
      Outstanding, September 30, 2005  33,899,297  $   0.39  $     0.39
                                      ===========  ========  ==========
      Exercisable, September 30, 2005  25,051,800  $   0.40  $     0.40
                                      ===========  ========  ==========

NOTE 6 - SUBSEQUENT EVENTS

         On October 3, 2005, the Company issued 29,000 shares previously granted under the 2003 Stock Option Plan for services rendered.

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

Results of Operations.

Three Months Ended September 30, 2005

During the three months ended September 30, 2005, revenue increased significantly over the same period of 2004. However the rate of growth for E-Gate subscriptions was fairly stagnant over the summer months while we focused on building our new website www.alphatradefn.com . This website is expected to boost advertising revenue and allow us to seek revenue from additional sources. This new website is available for the sale of advertising effective November 1, 2005. Subscription revenue for 2005 was $642,182 which is a 29% increase over fiscal 2004 subscription revenue of $498,855. The increase is due mainly to referrals from existing clients and the expansion of our foreign client base. Because E-Gate is a high-quality, multi-lingual product that utilizes the latest in technology, subscribers from all over the world are attracted to our service. During this quarter we received no revenue from Segoes as Segoes became insolvent, compared to $18,000 in 2004. However, we recorded a significant increase in advertising revenues. We earned $135,870 from advertising in 2005 compared to $3,100 in 2004 from the sale of virtual space on our web site and on our login pages. Total revenues increased by 51% or $207,033. Most of the growth was realized from advertising revenues however, we believe that E-Gate sales will increase as our exposure in the financial marketplace increases. $60,000 of our advertising revenues came from Komodo, Inc., with whom we share common management.

Our cost of sales is the cost of the financial content we provide to our subscribers. Many of these costs are fixed monthly fees. Others are on a per user basis. For the third quarter of 2005 our cost of sales for financial content was 55% of subscription revenues compared to 65% in 2004.

We incurred a net loss of $23,775 for the three months ended September 30, 2005 compared to a loss of $183,282 for the three months ended September 30, 2004. This is a decrease of $159,507. Management expense, professional fees and research and development costs have remained constant between 2004 and 2005. However marketing expense increased by $18,853 in 2005 over 2004. Likewise general and administrative expenses increased by $66,641.

Nine Months Ended September 30, 2005

During the nine months ended September 30, 2005, revenue significantly increased over the same period of 2004. Subscription revenue for 2005 was $1,913,404, which is a 51% increase over 2004 subscription revenue of $1,265,051. The increase is due mainly to referrals from existing clients and the expansion of our foreign client base. Because E-Gate is a high-quality, multi-lingual product that utilizes the latest in technology, subscribers from all over the world are attracted to our service. In 2005, we also received $30,000 from the licensing of its technology to Segoes Securities Ltd. and $180,570 from the sale of advertising space on our web site to other companies. In 2004, we received $54,000 in licensing fees and $14,225 in advertising fees, respectively. $60,000 of our advertising revenues came from Komodo, Inc., with whom we share common management.

Our cost of sales is the cost of the financial content we provide to our subscribers. Many of these costs are fixed monthly fees. Others are on a per user basis. For the first half of 2005 our cost of sales was 42% of subscription revenues compared to 68% in 2004.

We incurred a net loss of $124,024 for the nine months ended September 30, 2005 compared to $1,238,051 for the nine months ended September 30, 2004. This is a decrease of $1,114,027. Included in the loss for 2004 was $360,000 as the accrued value of compensation to officers and directors for their services. The officers and directors forgave their right to compensation in the first quarter of 2005 however the expense was recorded as well as an offsetting contribution to capital in accordance with United States generally accepted accounting principles. This resulted in a decrease in related party compensation of $120,000 for 2005 as accrued to the related party payables. The expense category has been renamed as management expense from related party compensation to better reflect the nature of the cost.

Many of our expenses are paid in shares of our common stock. The expenses are recorded at the fair value of the shares issued. We issued shares valued at $744,791 in 2004 compared to only $135,550 in 2005. This is primarily the reason why professional fees expense decreased from $310,889 in 2004 to $124,399 in 2005 and why our marketing expense decreased from $571,708 in 2004 to $326,550 in 2005.

Liquidity and Capital Resources.

We have historically been financed through loans from raising capital through private equity offerings. We used $95,212 and $152,349 of cash in our operating activities in the first three quarters of 2005 and 2004, respectively.

For the nine months ended September 30, 2004 we received net cash of $154,556 from the issuance and subscription of our common stock pursuant to Rule 144 and $48,500 for the same period of 2005. We expect that for the next twelve months the cash generated by our operations will be adequate to cover our cash flow.

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

Dependence on Key Personnel

We are dependent on the services of certain key people, i.e. the President/Chief Executive Officer and the Chief Technology Officer. The loss of these persons or other key executives or personnel, or the inability to attract and retain the additional highly skilled employees required for the expansion of our activities, may have a material adverse effect on our business or future operations. We do not intend to maintain "Key-man" life insurance on any executive officers or other personnel at this time.


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

Item 2. Changes in Securities.

The following unregistered securities have been issued since January 1st, 2005:
                                            Valued
Date             No. of Shares    Title       At          Reason

Jan. 10/05          2,000,000    Common      $0.22   Private Placement
Jan. 12/05             25,000    Common      $0.22   Charitable contributions
Feb.  9/05             15,000    Common      $0.24   Services
Mar.  4/05            125,000    Common      $0.30   Services
Mar.  4/05          1,000,000    Common      $0.30   Private Placement
Mar. 21/05             65,000    Common      $0.37   Services
May   2/05            100,000    Common      $0.40   Private Placement
September 1/05         50,000    Common      $0.44   Charitable contributions
September 1/05      1,000,000    Common      $0.37   Services

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




                                                   ALPHATRADE.COM


Date:    11/8/2005                                / s / Penny Perfect
                                                   ----------------------------
                                                   President / Director


Date:    11/8/2005                                / s / Katharine Johnston
                                                   ----------------------------
                                                   Principal Accounting Officer