Form 10KSB
period 2005-12-31
ALPHATRADE COM
filed 2006-03-31
CIK 1076462

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------
                                   FORM 10-KSB
(Mark  One)
      X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2005

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

The Issuer's revenue for its most recent fiscal year is $3,019,881.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days:

As of March 15, 2006, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $4,798,505 based on approximately 14,540,925 shares held by non affiliates at a price of $0.33.

The number of shares of common stock outstanding as of January 10, 2006 was 30,218,865.

Documents incorporated by reference: A description of "Documents Incorporated by Reference" is contained in Part III, Item 14.

                                 ALPHATRADE.COM
                            FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS
                                                                       Page No.
                                                                       --------
                                     PART I
Item 1.  Description of Business.....................................      4
Item 2.  Description of Properties...................................     14
Item 3.  Legal Proceedings...........................................     14
Item 4.  Submission of Matters to a Vote of Security Holders.........     15

                                     PART II
Item 5.  Market for Common Equity and Related Stockholder Matters....     15
Item 6.  Management's Discussion and Analysis or plan of Operations..     16


Item 7.  Financial Statements                                             21
Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................     21
Item 8A. Controls and Procedures.....................................     22

                                    PART III
Item 9.  Directors and Executive Officers, Promoters and Control Persons:
         Compliance with Section 16(a) of the Exchange Act...........     22
Item 10. Executive Compensation......................................     24
Item 11. Security Ownership of Certain Beneficial Owners and
         Management..................................................     26
Item 12. Certain Relationships and Related Transactions..............     27

Item 13. Exhibits, and Reports on Form 8-K...........................     27
Item 14. Principal Accountant Fees and Services......................     29

         Signatures..................................................     55

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

Overview:

AlphaTrade.com is a global provider of real time financial information designed for use by professional, institutional and individual investors. AlphaTrade's flagship product, E-Gate, is a cost-effective and comprehensive stock quote service that provides real time market data for all North American Exchanges and the London Stock Exchange.

In 2005, AlphaTrade spent a substantial amount of time and development producing new products so AlphaTrade's revenue model could be enhanced. We went from one product- E-Gate - to five products without incurring any additional costs for new data feeds. Substantially, the same financial data feeds are now used to generate revenue from 4 additional product sources. Jupiter is our wireless version of the E-Gate product. Jupiter provides users with access to all of their financial information over a PDA like Blackberry, Trio or O2 and most smart phones. E-Trax tools are customizable, multi-channel modules that can be integrated into a web site in minutes. E-Trax tools include an array of individual modules including snap quotes, charts, watch list, SEC filings, most actives, news and options. The E-Trax tools are invaluable for any website for publicly traded companies, for any financial sites or any website that wants to add some financial content such as newspapers, radio, magazines that have an online presence as well. AlphaTradeFN (AlphaTrade Financial Network) was developed to provide investors and shareholders of publicly traded companies free access to high quality financial information with which to conduct some due diligence on their own. The site offers free delayed stock quotes, stock market news, personal finance information, currency converters and much more. In addition, AlphaTrade developed a unique and very targeted long-term advertising program - when companies advertise with us their advertisement is professional and detailed and is available for viewing 30 days at a time with numerous exposure times during the day.

AlphaTrade's customer base is getting more diverse. In 2005 we increased the global nature of our subscriber base - we now have clients from 54 countries around the world. In addition, by adding these new products we have been able to diversify our client base to include more professionals and more corporate clients.

We believe our new products will gain acceptance rapidly. Since quality of data is of prime importance to us when developing new products, we are confident that these products will become a significant revenue source during 2006 and beyond. Our advertising program is without competition in the industry - many companies provide online advertising but the type of exposure offered by the AlphaTrade sponsorship program is unmatched in terms of duration of the advertisement on a daily basis and the exposure to the exact targeted market.

Business Development

AlphaTrade continually seeks to expand their market share by producing new products to assist their client base in making investment decisions by having access to the highest quality financial information at all times. AlphaTrade devoted 2005 to building new products so as to expand the potential revenue sources without incurring any further costs for data sources thereby creating the opportunity for greater profit by enabling us to substantially expand our potential customer base. Although our revenue for 2005 is greater than the revenue in 2004, the revenue growth was slower than expected due to the management decision to focus our time and efforts into the creation of these new product lines. We believe these new products have the potential to produce revenue growth that will far surpass anything we could have done with just one product line. In addition, we wanted to have a product line that would provide greater access and more acceptance to an international client base.

We also developed two specific due diligence products for our E-Gate subscribers that are crucial to assisting in investment decisions. Our fundamental products are essential tools necessary to delve into a chosen company's credentials, financials and corporate history. They contain a range of sub-categorized tools, also pioneered by AlphaTrade; including company profiles, business descriptions, industry classifications and share statistics information. For those investors who want to understand how profitable a company is and how effective the management team is at running the company, our fundamental product is now providing profitability measures such as gross margins, EBIT and profit margins and management effectiveness measures such as return on equity, return on capital and return on assets.

Our fundamental screener is a due diligence product developed specifically for use by our E-Gate subscribers. The screener went through intensive R&D and was released in November 2005. It utilizes a searcher's individual and specific screening criteria regardless of how abstract or general it may be. The screener will instantly sift through every major North American listed stock and provide a detailed list with the results. Investors can now determine which companies have the exact criteria for their investing style. The screener deciphers through over 13,000 listed stock companies in a flash and delivers accurate and thorough results that fit the searcher's parameters.

The fundamental comparator is a tool that allows an investor an avenue to utilize fundamental data interactively and comparatively by selecting stocks for side-by-side analysis. This means that E-Gate subscribers can instantly evaluate multiple companies and their investment merits by viewing specified financial data of the companies simultaneously. Regardless of stock value, industry, or which stock market the selected stocks are listed on, the financial comparator charts details in a time efficient and comprehensive manner.

Both the screener and the comparator can work concurrently, allowing a search for desirable stocks within their criteria, before sending the results for side-by-side financial/ non-financial comparison.

AlphaTrade's product line

   o        E-Gate

At the core of AlphaTrade is E-Gate; our multi-lingual, user-friendly suite of financial applications available online for $17.00* per month (*exchange fees are additional). E-Gate is our flagship product and exemplifies AlphaTrade's ability to create state of the art products that are technologically advanced. Subscribers can access E-Gate from anywhere in the world with any type of Internet connection. AlphaTrade provides every subscriber with the same institutional grade financial data that professionals have access to and in fact, often it is much more comprehensive than used by professionals.

   o        E-Trax

E-Trax is a set of fully customizable multi-channel modules that can be integrated into a business or personal website within minutes, thus a company can provide their own clients delayed financial information and stock quotes immediately and at an attractive price point. E-Trax contains complete and diverse financial content and is built using high performance and superior technology. The market for E-Trax modules is growing and is considered entirely a global market

   o        Jupiter

Jupiter is a multi-lingual, financial application for wireless devices, which allows users access to all of their financial information over a number of PDAs and smart phones, including RIM BlackBerry, Nokia, Palm OS, Window CE devices and Symbian OS (Sony Ericsson).

Through Jupiter, investors can manage their portfolio no matter where they are in the world. The added bonus is that Jupiter is as much as three times faster loading than any competition in the wireless arena.

Jupiter is customizable in three portfolio views with multi-lingual capabilities including English, French, Spanish, German, Italian and Portuguese.

 AlphaTradeFN

Launched in November 2005, AlphaTrade Financial Network (www.alphatradefn.com) is a free Web site designed to provide investors with high quality stock market data, global news and comprehensive financial information. Intended to help users find stock market information easily and intuitively, AlphaTradeFN features quotes, options, comparison charts, foreign exchange, and market summaries.
                                       6

The Web site also provides background information on featured public companies and the latest business news and media releases that impact investments.

AlphaTradeFN is organized into sections including Home, Markets, Quotes & Data, and News.

     o The homepage includes graphical snapshots of the DOW, NASDAQ, S&P, Russell and TSX indices, business news headlines, featured companies, recently queried symbols, and sponsored links.

     o Markets enable users to look up specific companies, track market movers and access foreign exchange rates and a currency converter.

     o Quotes & Data provides quotes, charts, historical data, headlines, company profiles, SEC filings, balance sheets, income statements and cash flow tracking.

     o News tracks multiple newswire services and provides news by company, topic, or industry in addition to a facility to search news by keyword.

     o AlphaTradeFN is available at www.AlphaTradeFN.com. The site is free to all users and AlphaTrade does sell advertising on this site as well.


Industry Overview

Web based Stock Market Data is becoming mandatory

The market for web-based applications of any kind is exploding and becoming accepted as the norm. There is no other way of keeping up with technological advances unless you use applications that are web-based and utilize server side technology. Within the financial industry it is the retail sector that is leading the way and embracing products that are new and innovative.

The Internet has created a unique marketing opportunity, which is an open forum where price and features are critical to the buying decision. Consumers want to have the best product for the best possible price and all they have to do is "google" anything to find out what the competitors are charging. Currently, customer demand for a cost-effective, professional grade stock quote service is flourishing and expected to continue at a fast pace.

Internet based stock quote services are user friendly, easily accessed and generally less expensive. The Internet revolution is firmly entrenched in our society and it is our belief that it will continue to gain momentum and ultimately will dominate the industry. We also believe that the wireless market will become a major force throughout the world as people become more mobile and choose where they are going to work and when.

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

Our Business

AlphaTrade has transformed itself into a marketing and advertising company that targets the financial market place. At our core, we provide real-time financial market data, fundamental research, news and charting to professional, institutional and individual investors via the Internet through our E-Gate service. We amalgamate data from a variety of sources and build applications that investors and professionals use to make their investment decisions. Most people access this service between 8-12 hours per day.

The E-Gate product has become widely accepted and we were not interested in being classified as a financial data delivery company. We believe that market is slow growing and unexciting. So AlphaTrade directed its effort and development acumen towards developing technological breakthrough products that would compliment the existing product and allow us to generate more revenue without incurring additional costs.

Research clearly indicates that the retail/individual market embraces new technology faster than the professional market. In addition the professional market is getting smaller, is usually locked into long-term contractual agreements with competitors, and are content to stick with the `old way of doing things'. The retail market is expanding, readily accepts and embraces technological advances and is not interested in long term agreements for anything.

With this in mind, AlphaTrade strengthened its financial situation by adding additional product lines that include Jupiter- the real-time, multilingual wireless application, E-Trax- delayed stock information modules for corporate websites, AlphaTradeFN - a free website noted for high quality information to conduct some due diligence before making investments and our advertising program.

Our business growth now has the ability to grow at a much faster rate and our advertising business is expanding rapidly. We find that due to our financial product domination, the demographics of our database is of wide interest to a variety of companies. As our subscribers to our financial service products expand, the cost of our advertising program will also increase.

AlphaTrade's business model is to constantly increase the number of subscribers to our E-Gate and Jupiter products, to increase the number of site visitations to www.alphatradefn.com , expand the number of E-Trax sites that link back to
   --------------------
AlphatradeFN and this will allow a greater range of advertising possibilities for companies interested in targeting pro-active investors. Thus, we concentrate on building our subscriber base in order to provide continued effective and greater reach to our advertising clients.

Advertising opportunities with AlphaTrade include:

     o Login Page Advertising: Our Login Page is visited by all our E-Gate subscribers who typically access their accounts every day for real-time stock market information. The login page offers an opportunity to present a headline advertisement and a direct link to a corporate website.

     o Email: AlphaTrade will send an email correspondence - full page with graphics, web-links and company info.
     o Sponsorship Page: This program includes a customized, full page advertisement that loads every time our E-Gate subscribers log into their accounts. This advertisement is open as our E-Gate menu loads. As part of this package, an advertiser's corporate logo is a permanent part of our E-Gate menu for the advertising period. This means our subscribers will be exposed to a company's brand for the length of time they have our service open, which is typically 8-12 hours during the trading day. The advertiser's logo also contains a direct link to their site.

Advertising opportunities with AlphaTradeFN.com include:
     o Banner Advertisements on Home Page: Banner advertisements are embedded within the central core of the page.
     o Financially driven Banner Ads: These banner advertisements are found horizontally at the top of each page and are dependent on topics.
     o Banner Ads within the News Stories: These banners are displayed on a rotating basis inside each and every news item published.
     o Featured Company: As a Featured Company, the advertisers public company's logo and company description will appear on our Home Page and also in our 'Company in Spotlight' section.

AlphaTrade has designed all of their products to be user friendly and self directive - meaning all subscribers will innately understand the operating procedures.

Customers : Our customers consist principally of brokerage firms who want a stock quote service for their brokers and for their clients, retail people who are investing for themselves, corporate websites wanting to add financial content to their site, active traders, day traders, hedge funds, money managers, banks, insurance companies, online newspapers, online radio stations, public and investor relations companies.

Sales and Marketing

AlphaTrade has dramatically enhanced the revenue potential of the company by adding more products that will appeal to a larger group of potential subscribers and more international business. In 2004, we had one product to market - E-Gate, and our main client base was from the United States. By the end of 2005, we have 5 products all related in some fashion to the financial industry therefore we did not incur any additional costs for new feeds. These five products greatly expand our ability to attract larger numbers of subscribers, it provides us the opportunity to bundle packages of products to entice new sales and it definitely opens up more international markets.

AlphaTrade's past marketing efforts focused on customizing and private labeling the E-Gate applications for online sites that have a demographic similar to AlphaTrade's target market. Our marketing efforts for 2006 and beyond is to market a number of products to the same people which means the amount of revenue generated from each potential and existing client far surpasses anything we could have done in the past with only one product.

Marketing strategies

Currently, the dominant number of customers is still from the United States. However we have customers in over 54 countries and the percentage of United States clients is gradually getting smaller as our International business expands. We believe our new product mix will ensure strong growth for 2006 and beyond. Our target is to continue to gain market share for our E-gate products, to extend our industry leadership and improve our financial performance.

We will continue to position all of our products as high-quality, feature-rich, user-friendly and cost-effective. We believe our products are best in-class and well positioned to meet the needs of existing and future clients. We will continue to develop new products and new capabilities that are at the forefront of the industry. Our marketing mandate is to attract and keep customers by providing the highest quality products and the best customer service for the most cost effective price.

AlphaTrade is actively seeking strategic alliances, acquisitions, and partnership opportunities that would assist us in advancing our business faster. The financial and marketing industries are not known for the ability to embrace new technology quickly however, we believe our product mix will allow for all types of new clients - those that slowly embrace new technology and those that love all things new.

AlphaTrade is proving that they have a good understanding of how the internet is changing business and we do believe we have the management capability to fast track our profitability, our revenue and our development of new products.

AlphaTrade's primary focus is revenue generation and profitability. Throughout calendar 2005, we devoted time, money and man hours to expanding AlphaTrade's products and services so as to ensure our ability to generate revenue is solid and that we had a variety of new markets with which to market our new products.

Employees

We currently retain, through contracts with corporations, the services of two executive officers on a full time basis. In addition, through a Canadian management company, we employ sixteen employees/contractors consisting of seven programmers/technical staff, six sales/marketing personnel, and three customer service/administration staff. Our employees are not members of any union, nor have we entered into any collective bargaining agreements. We believe that our relationship with our employees is good. We may retain additional employees/contractors in the next year to handle anticipated growth.

Company Risk Factors

There are many competitors in the data feed industry. We expect competition to continue and intensify in the future. We also face competition from discount and full service brokerage firms that provide similar proprietary services to their own customer bases.

Our limited operating history makes it difficult to evaluate our business and prospects. We commenced operations in January 2001 and have conducted limited business operations since that time. As a result of our short operating history, we have only limited financial data and business information with which to evaluate our business strategies, past performance and an investment in our common stock.

We have a history of losses and anticipate future losses. In 2005 our revenues grew by 57% over 2004, however we may not achieve or subsequently maintain profitability if anticipated growth in revenues occurs more slowly than we expect, or our expenses increase for new and unforeseen expenses. We also have experienced operating losses in each quarterly and annual period. As of December 31, 2005, our accumulated deficit was approximately $26 million.

Accordingly, we will need to generate significant revenues to achieve and sustain profitability. If we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. Any of these factors could cause our stock price to decline.

Additional share issuances could be dilutive. If we do not generate necessary cash from our operations to finance our future business, we will need to raise additional funds through public or private financing opportunities. Selling additional stock could dilute the equity interests of our stockholders.

The market may not continue to accept E-Gate. We generate a large portion of our revenue from subscribers who pay monthly for the E-Gate service. We do expect E-Gate will continue to account for a significant portion of our revenue for fiscal 2006. We also anticipate that in 2006 advertising program will generate a larger percentage of our revenue. Our future financial performance will depend on increasing acceptance of our current products and on the successful development, introduction and customer acceptance of new products and services.

As our subscriber base increases, the amount of revenue from advertising is expected to increase and the amount we can charge for advertising increases because the specific demographics of our subscribers is highly attractive for many companies. If we are unable to continue to generate sufficient revenues from our new products, our business may be adversely affected and the price of our stock may decline.

Outside factors may influence our business development. We expect to experience significant fluctuations in our future results of operations due to a variety of factors, many of which are outside of our control, including:

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

If we lose key personnel, we may be unable to successfully operate our business.

We depend on the continued contributions of our executive officers and other technical and marketing personnel to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel or their failure to work effectively could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to attract and retain additional qualified personnel, our future business may suffer. Our business strategy requires us to attract and retain additional qualified technical and marketing personnel. We may experience difficulty in recruiting qualified personnel, which is an intensely competitive and time consuming process. We may not be able to attract and retain the necessary personnel to accomplish our business objectives as our business develops and grows. Accordingly, we may experience constraints that will adversely affect our ability to satisfy future customer demand in a timely fashion or to support our customers and operations. This could cause an adverse effect on our business, financial condition and results of operations.

Our limited ability to protect our intellectual property may prevent us from retaining our competitive advantage. Our future success and our ability to compete are dependent, in part, upon our proprietary technology. Taken as a whole, we believe our intellectual property rights are significant and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. In addition, the laws of many foreign countries do not protect our intellectual property to the same extent as the laws of the United States. Also, it may be possible for unauthorized third parties to copy or reverse engineer aspects of our products, develop similar technology independently or otherwise obtain and use information that we regard as proprietary. Furthermore, policing the unauthorized use of our products is difficult.

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

Reliance on third party providers

Our future success depends upon our ability to aggregate and deliver compelling financial content over the Internet. We rely heavily on third party content providers, namely Reuters Information Ltd., Acquire Media Corporation and

Hemscott, Inc. Currently we have a one year contract with Reuters which calls for monthly payments of $34,500, a one year contract with Acquire Media Corporation which calls for monthly payments of $4,500 and a yearly contract with Hemscott, Inc. which calls for monthly payments of $5,000. All of the aforementioned contracts provide for automatic renewal unless both parties negotiate otherwise or unless the provider is unable to deliver the feed. Although there are many competitors to these feed suppliers and if necessary a new contract could be negotiated, a temporary disruption in these feed suppliers could have a negative effect on our business. We also have contracts with various stock exchanges including the Pink Sheets, the New York and Toronto exchanges and now the London Stock Exchange effective December, 2005. We supply this exchange data to our customers on a reimbursed basis. The loss of our data feeds from the exchanges would seriously damage our customer relations and likely result in a loss of customers.

Going Concern Issue

Our independent auditors have expressed a going concern issue. Our ability to continue as a going concern is dependant upon our ability to achieve a profitable level of operations. We will need, among other things, additional capital resources. Management's plans include concentrating its efforts on increasing our subscriber base and increase our advertising revenues. We are also exploring the possibility of acquiring companies that are synergistic with our existing business. However, management cannot provide any assurances that we will be successful in accomplishing any of its plans.

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

ITEM 2.   DESCRIPTION OF PROPERTY

Our executive offices are located in Vancouver, B.C., Canada in a 4,500 square foot facility. AlphaTrade has a month-to-month sub-lease at a current monthly rent of $9,000. The lease expires in February, 2007. During 2003, AlphaTrade moved our server farm to a high-speed infrastructure co-location in British Columbia to ensure our support coverage was manned 24/7/365. We do not own any real estate.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fiscal year ended December 31, 2005.

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

2005 Quarterly Information
                                                     High              Low

First                                                0.39              0.21
Second                                               0.48              0.25
Third                                                0.48              0.21
Fourth                                               0.46              0.31

2004 Quarterly Information
                                                     High              Low

First                                                1.01              0.54
Second                                               0.50              0.40
Third                                                0.48              0.27
Fourth                                               0.34              0.21

As of December 31, 2005 there were 220 stockholder of record of our common stock. This does not include an indeterminate number of shareholders who may hold their shares in "street name".

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

Recent Sales of "Unregistered" Securities

The following unregistered securities have been issued since January 1, 2005 and are previously disclosed in our Form 10-QSB's unless otherwise noted:

                                               Valued
Date              No. of Shares     Title        At     Reason

January 10/05       2,000,000      Common       $0.22   Private Placement
March 4/05            125,000      Common       $0.30   Services
March 4/05          1,000,000      Common       $0.30   Private Placement
March 21/05            15,000      Common       $0.37   Services
May   2/05            100,000      Common       $0.40   Private Placement
September 1/05         50,000      Common       $0.44   Charitable contributions
September 1/05      1,000,000      Common       $0.37   Services
October 3/05            4,000      Common       $0.46   Services
October 26/05         431,000      Common       $0.35   Services
November 28/05         12,000      Common       $0.37   Services
November 28/05         33,000      Common       $0.25   Services
December 13/05      1,160,000      Common       $0.315  Services
December 15/05        312,500      Common       $0.315  Services

The above noted shares were issued without registration under the Securities Act in reliance on the exemption provided by Rule 506 and/or Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering to consultants or to companies owned or controlled by our consultants or officers.

ITEM 6.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF OPERATIONS

Results of Operations. During the fiscal year ended December 31, 2005, we saw revenue increase every quarter. Total revenues for fiscal 2005 were $3,019,881 which is a 57% increase over fiscal 2004 sales of $1,918,756. The increase in revenue is primarily attributable to subscriber acceptance of the E-Gate product. Our E-Gate sales have increased because of the word of mouth recommendation from existing customers and by advertising to potential users such as on the Pink Sheet website. Subscription revenues increased to $2,553,623 from $1,826,906 in 2004. That is a 40% increase but the rate of growth has slowed. However, we also greatly expanded our advertising revenue in 2005. Advertising revenues increased from $18,650 in 2004 to $444,300 in 2005, an increase of 2,138%. Advertisers have become aware of the visibility that our website and e-mail services provide. We gain advertising clients by referrals from customers and direct marketing. We recognized only $21,958 in development and licensing revenue compared to $73,200 in the prior. We have had limited success in finding licensees for our product but we continue to pursue licensing opportunities as we become aware of them because we believe they hold a great potential for long-term growth.

Our cost of sales is primarily the cost to purchase and disseminate the financial content we provide our customers. For the calendar year ended December 31, 2005 the cost was $1,304,020 compared to $1,319,568 in 2004. The percentage of cost of sales to subscription revenues was 51% in 2005 compared to 72% in

2004. Most of our financial content costs are fixed, meaning that the data and exchange providers charge a flat monthly fee. As our subscription volume goes up our cost of sales does not go up proportionately. Accordingly, as revenues increase in 2006 we expect the cost of sales percentage to decline further. We also had $7,314 in other cost of sales in 2005.

We have contracted with two companies for the services of two of the Company's officers and directors. These companies are not owned by the officers but the compensation earned by them is to the future benefit of the officers. We have been unable to pay the officers the full cash compensation they were contracted to receive in 2004. However in 2005 the full salaries were paid and the accrued from prior years were reduced by approximately $210,000. Under the terms of the contracts entered into in 2005 the companies are to continue to receive a base salary of $240,000 each per year. The contracts also provide for annual bonuses equal to the annual salary and for stock options based upon performance levels.

The total compensation expense to these entities was $480,000 in 2004 compared to $920,000 in 2004. No bonus was awarded in 2005 but a bonus of $440,000 was awarded in 2004. Accordingly, the related party compensation expense is expected to be $480,000 in 2006. The Company expects to pay the base salary in 2006 in cash and may reduce the liability from prior year accruals by issuing shares of its common stock at market value.

We incurred $366,130 in professional fees in 2005 compared to $351,386 in 2004. This represents an increase of $14,744 or 4%. Professional fees include fees paid to accountants, attorneys and investor relation firms. We had limited cash available to pay our professional consultants in 2005, so we paid many of them with shares of common stock. The shares were valued at market value for accounting purposes but discounted by the consultants for their services. As we were able to pay for more services with cash in 2006 we were able to reduce the expense effect of this discounting.

We recorded research and development expense of $276,626 for 2005 compared to $426,157 in 2004, a decrease of 35%. This Reflects the cost of refining and adding additional features to our E-gate product. We plan to continue to refine and add features to the product. However as the product in substantially completed the costs for research and development are expected to decline in 2006.

We expended $688,629 for marketing in 2005 compared to $678,403 in 2004. Now that our E-gate product is marketable we are gradually increasing our marketing budget. We are limited by our cash resources as to how much we can spend on marketing. Unless we raise additional capital in 2006 we expect the marketing expense to increase only slightly.

Our general and administrative expenses increased by 27% in 2005 to $424,533 from $284,218. The increase was due primarily to merchant discount fees of $111,312 compared to $591 in 2004. We expect a small increase in 2006 as our business grows.

We incurred a net loss of $527,371 for the year ended December 31, 2005 compared to $2,060,976 for the year ended December 31, 2004. This is a 75% decrease in our net loss. Included in the loss for 2005 was $526,200 as the value of shares issued for services. In 2004, $696,879 of the loss was the value of the shares and warrants issued. Excluding these non cash expenses the losses for 2005 and 2004 would have been $1,171 and $1,364,097, respectively. Due to our improved cash position we no longer need to issue as many shares of stock for services as we have in the past which also decreases our related expense.

Liquidity and Capital Resources.

AlphaTrade has consistently been financed from raising capital through private equity offerings. We were provided $46,048 of cash in 2005 compared to $52,713 of cash used in operating activities in 2005. For the twelve months ended December 31, 2005 we received net cash of $48,500 compared to $148,557 for the same period of 2004, from the issuance of our common stock. We invested $26,499 and $23,067 in asset purchases in 2005 and 2004, respectively.

We expect that in 2005 cash inflows from operations will be adequate to cover cash out flows from operations.

We have proposed a private placement of shares of our common stock. The proceeds would be used to expand our market penetration and increase our revenues. We are also investigating acquisition targets and may decide to use our stock as the consideration for any acquisition.

We currently have no material commitments for capital requirements. At the present time we have no need to purchase new equipment or replace the equipment we are currently using. We believe that our capital infrastructure is adequate to handle the expected growth in 2006.

We are not aware of any material trend, event or capital commitment, which would potentially adversely affect liquidity. In the event a material trend develops, we believe we will have sufficient funds available to satisfy working capital needs through debt or from funds received from equity sales.

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140." This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140" (hereinafter "SFAS No. 155"). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity ("SPE") may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In May 2005, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards ("SFAS, No. 154"), "Accounting Changes and Error Corrections," which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to have a material impact on our consolidated financial position, results of operations, or cash flows.

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies that the term "conditional asset retirement obligation," which as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payments" (hereinafter "SFAS No. 123 (R)"). This statement replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 (R) establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based award, share appreciation rights and employee share purchase plans. SFAS No. 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date ( with limited exceptions). That cost will be recognized in the entity's financial statements over the period during which the employee is required to provide services in exchange for the award. Management has not currently evaluated the impact of adoption on its overall results of operations or financial position.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, "Inventory Costs-- an amendment of ARB No. 43, Chapter 4". This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes the adoption of this statement had no material impact on the Company.

In May 2003, the Financial Account Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Accounting Standards no. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management believes the adoption of this statement had no impact on the financial statements of the Company.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative instruments and Hedging Activities: (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after December 31, 2003 and for hedging relationships designated after December 31, 2003. Management believes the adoption of this statement had no impact on the financial statements of the Company.

ITEM 7.   FINANCIAL STATEMENTS

Financial statements as of and for the fiscal year ended December 31, 2005 been examined to the extent indicated in their report by Williams & Webster PS, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein under Item 14 starting with page F-1.

Financial statements as of and for the fiscal year ended December 31, 2004 been examined to the extent indicated in their report by HJ & Associates LLC, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein under Item 14 starting with page F-1.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On November 22, 2005, the Board of Directors of the Company approved and ratified the termination of HJ & Associates, LLC as its auditors and, simultaneously, approved and ratified the engagement of Williams and Webster PS as its auditors.

The audit reports submitted by HJ & Associates for the years ended December 31, 2003 and December 31, 2004 each included a modification as to the Company's ability to continue as a going concern. Such modification was based upon the Company's status as a development stage company with no significant operating history. The submitted audit reports contained no adverse opinion, disclaimer of opinion or other modifications or qualifications. HJ & Associates did not, during the applicable periods, advise the Company of any of the enumerated items described in Item 304(a)(1) of Regulation S-K. During the relevant periods in which HJ & Associates served as the Company's auditors, there were no disagreements between HJ & Associates and the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of HJ & Associates, would have caused HJ & Associates to make reference thereto in, or in connection with, its reports on financial statements for the years or such interim period.

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

                             PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information regarding our executive officers and directors:

Name               Age  Position

Penny Perfect*      53   Founder, Chief Executive Officer, President, Director
Gordon Muir         53   Founder, Chief Technology Officer, Chairman, Director
Katharine Johnston* 52   Managing Director
Lisa McVeigh*       43   Director
Raymond Hatch       75   Director
William Scigliano   41   Director

*  Member of the audit committee

Penny Perfect, Gordon Muir, Katharine Johnston, Lisa McVeigh and Raymond Hatch will serve until the next annual general meeting of the shareholders or until their death, resignation, retirement, removal, disqualification, or until their successors have been duly elected and qualified. All Officers serve at the will of the Board of Directors.

PENNY PERFECT has served as a Director since October 21, 1999 and was appointed as Chief Executive Officer on May 1, 2005. Ms. Perfect's first role in business was a successful run as an independent stock broker specializing in venture capital and micro cap companies. As a broker, Ms. Perfect was involved in many aspects of tax-advantaged investment products including structuring and raising capital. Before joining AlphaTrade, Ms. Perfect served as President of Worldwide Investment Network (WIN), a membership-based community of investment executives. As President, Ms. Perfect was responsible for providing investment banking and administration services to early stage development companies. Perfect is a graduate of the University of Alberta.

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

KATHARINE JOHNSTON was appointed as a Director in January, 2005. As the principal financial officer and managing director of AlphaTrade Mrs. Johnston oversees all AlphaTrade financial transactions and department heads, as well as interagency relationships with accountants and lawyers. Mrs. Johnston has been with AlphaTrade since its inception in 1999 and was appointed managing director in January 2005. Prior to AlphaTrade, Mrs. Johnston was a self-employed administrator and legal assistant for over fifteen years. Knowledgeable in British Columbia securities and regulatory issues, Mrs. Johnston sat on many financial boards and has vast experience in the administration and management of public companies. Mrs. Johnston attended the University of British Columbia.

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

WILLIAM SCIGLIANO was appointed as a Director on November 15, 2005. Mr. Scigliano is the current chairman of Wherify Wireless, Inc., a California-based developer of GPS location products and services. Prior to his position at Wherify Wireless, Mr. Scigliano was chief executive officer of IQ Biometrix, a major provider of identification technology. The eight years prior to that, Mr. Scigliano was an executive advisor to the Attorney General of British Columbia and the National Association of Attorneys General on technology and intergovernmental issues.


Family Relationships

Penny Perfect, CEO & President and Gordon Muir, Chairman are married and both are founding members of Alphatrade.com There are no other family relationships between any other Directors or executive Officers.

Compliance with Section 16 of the Exchange Act.

Section 16(a) of the Exchange Act requires directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2005, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year. Form 4's have been filed for all stock transactions.

ITEM 10.  EXECUTIVE COMPENSATION

The following table shows compensation earned during fiscal 2003 to 2005 by the Chief Executive Officer and President. Titles shown on the table are titles held at December 31, 2005. The information in the table includes salaries, bonuses, stock options granted, restricted stock awards granted and other miscellaneous compensation. We have no long term compensation benefits other than stock options.

SUMMARY COMPENSATION TABLE
                                                    Long-Term and Other
                 Annual Compensation                Compensation
                 -------------------------------    --------------------------
                                                    Number of
                                            Other   Securities    All Other
Name and          Fiscal                    Annual  Underlying    Compensation
Principal Positions Year  Salary(1) Bonus   Comp    Options       (2)
------------------------------------------------------------------------------

Penny Perfect       2003 $240,000             --       --     3,000,000 shares
CEO & President     2004 $240,000   $220,000                  1,000,000 shares
                    2005 $240,000                             2,500,000 shares

Gordon J. Muir      2003 $240,000             --       --     3,000,000 shares
Chairman            2004 $240,000   $220,000                  1,000,000 shares
                    2005 $240,000                             2,500,000 shares

1) Salaries and bonuses for 2003 and 2004 were accrued and remain partially unpaid. In 2005 the Company paid approximately $210,000 in prior accrued compensation and issued 1,000,000 shares of common stock for accrued bonuses of $295,000. 2) Shares issued to companies in which the executive officers have a residual interest.

Employment Agreements

Effective November 1, 2005 we executed Consulting Agreements with Jupiter Consultants, Inc. for the services of Penny Perfect and Micro-American, Inc. for the services of Gordon Muir for a three year term ending October 31, 2008. The contracts will automatically renew unless terminated by giving notice by either party. The contracts provide for the same compensation to each of Ms. Perfect and Mr. Muir as noted below.

         (a) Base Salary at a monthly rate of at least US $20,000 to be renewed annually to be paid in either cash or our common shares.

         (b) an annual bonus of two hundred thousand (200,000) common shares issued by December 31st of each year of the agreement beginning December 31, 2005 and this amount may be upwardly amended at the election of the Board of Directors. The bonus will increase to one million (1,000,000) shares annually when AlphaTrade's gross annual revenue reaches $5,000,000.

         (c) In addition, when AlphaTrade reaches gross annual revenue of $10,000,000 AlphaTrade will grant an option to purchase two million five hundred thousand (2,500,000) common shares of AlphaTrade's restricted common stock with an exercise price of $0.40 per share.
         (d) Cash Bonus. For each full fiscal year beginning January 1, 2006, the consultants will be eligible to earn an annual cash bonus in such amount as shall be determined by the Board of Directors based on the achievement by the Company of performance goals established by Management for each such fiscal year, which may include targets related to the earnings before interest, taxes, depreciation and amortization ("EBITDA") of the Company; provided, that the Annual Bonus shall be no less than the annual base compensation.

AlphaTrade.com  2002, 2003,2004 and 2005 Stock Option Plans

     Stock Incentive Plans were adopted in 2002, 2003, 2004 and 2005 authorizing the issuance of the following shares to the Employees and Consultants of which the unexercised balances are as follows:

                Exercise         Number         Number
                Price            Authorized     Outstanding

2002 Plan       $0.25            1,200,000      none
2003 Plan       $0.90            2,300,000      1,605,997
2004 Plan       $0.25            3,000,000      3,000,000
2005 Plan       $0.25            4,500,000      1,125,000

All employees and consultants are eligible to participate in the 2002, 2003, 2004 and 2005 Stock Option Plans. The options vest over a five year period. The Plans are administered by the Board of Directors.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the stock ownership as of December 31, 2005, of each person who is known to be the beneficial owner of more than 5% of our common stock; held directly or indirectly by each director; or by each person who was an executive officer during the fiscal year ending December 31, 2005; and by directors and executive officers as a group.

                                      Shares
                                  Beneficially
Name of Beneficial Owner          Owned(1)            Percent (2)

Penny Perfect                     12,941,620           37%
Suite 1322 - 1111 W. Georgia St.
Vancouver, B.C.

Gordon Muir                       12,716,320           36%
Suite 1322 - 1111 W. Georgia St.
Vancouver, B.C.


Ms. Perfect and Mr. Muir are spouses. Accordingly, each spouse's holdings may also be deemed to be beneficially owned by the other, however both Ms. Perfect and Mr. Muir are businesspeople in their own right.

All executive officers
and directors as a group
(four persons)                    25,677,940           64%

(1) The above noted disclosure should not be construed as an admission that each executive officer or director is the beneficial owner of these shares of common stock.

(2) Percentage ownership is based upon 30,218,865 shares of common stock outstanding on December 31, 2005 and is calculated separately for each person on the basis of the actual number of outstanding shares beneficially owned as of December 31, 2005 and assumes the conversion of preferred shares held by such person (but not by anyone else).
(3) Includes direct and indirect ownership of common shares and includes 5,000,000 shares to be issued upon the conversion of preferred shares.
(4)Includes direct and indirect ownership of common shares and includes 5,000,000 shares to be issued upon the conversion of preferred shares. (5) Include 10,000,000 shares to be issued upon the conversion of preferred shares.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Payables

Related parties advanced us $-0- and $689,089 during the years ended December 31, 2005 and 2004, respectively. The liability as of December 31, 2005 of $429,927 is owed equally to Jupiter Consultants Inc. and Micro-American Inc. Jupiter Consultants, Inc. and Micro American Inc. have consulting agreements with Penny Perfect (CEO & President) and Gordon Muir (Chairman).

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

             The following exhibits are included herein, except for the exhibits marked with a footnote, which are incorporated herein by reference and can be found in the appropriate document referenced.

    (a)      Exhibits

    Exhibit No. Exhibit Name
    ----------- ------------
      3.1(1)   Initial Articles of Incorporation dated June 6, 1995
      3.2(1)   By-laws
      3.3(1)   Certificate of Amendment increasing the authorized capital to
               25,000,000 shares of common stock, par value $0.001, and effected an 80 for one forward split of the outstanding common stock
               (10/21/98)
      3.4(1)   Certificate of Amendment changing the name of the company to
               "Honor One Corporation" (10/29/98)
      3.5(1)   Certificate of Amendment effecting a three for one forward split of the outstanding common stock (12/18/98)
      3.6(1)   Certificate of Amendment increasing the authorized capital to
               100,000,000 shares of common stock, par value $0.001; 10,000,000 shares of preferred stock, par value $0.001; created a series of
               2,000,000 shares of Class A Preferred Stock; and changed its name from "Honor One Corporation" to "AlphaTrade.com" (1/5/99)
      10.1(1)  Asset Purchase Agreement between the Company and Unicorn, dated
               January 6, 1999
      10.2(2)  1999 Stock Incentive Plan 10.3(1) Licensing Agreement with
               PhantomFilm.com 10.4(3) 2000 Stock Incentive Plan 10.5(4)
               Consultant Compensation Agreement No. 2 10.6(5) AlphaTrade.com
               2001 Stock Option Plan
      10.7(6)  AlphaTrade.com 2002 Stock Option Plan 10.8(7) Consultancy
               Agreement with Penny Perfect 10.9(7) Consultancy Agreement with
               Gordon Muir
      10.10(8) AlphaTrade.com 2003 Stock Incentive Plan
      10.10(9) AlphaTrade.com 2004 Stock Incentive Plan
      10.10(10) AlphaTrade.com 2005 Stock Incentive Plan
      31.1     Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-
               Oxley Act of 2002
      31.2     Certification of Principal Accounting Officer Pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002
      32.1     Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as
               Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
      32.2     Certification of Principal Accounting Officer Pursuant to 18
               U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002
      -----------------------
          (1) Incorporated by reference to the Form 10-SB/A filed November 23, 1999.
          (2)     Incorporated by reference to the Form  S-8 filed December 20,
                  1999.
          (3)     Incorporated by reference to the Form  S-8 filed October 19,
                  2000.
          (4)     Incorporated by reference to the Form  S-8 filed January 11,
                  2001.
          (5)     Incorporated by reference to the Form  S-8 filed December 10,
                  2001.

Incorporated by reference to the Form S-8 filed January 3, 2003.
Incorporated by reference to the Form 10-KSB for the year ended December 31, 2002 and filed March 28, 2003.
Incorporated by reference to the Form S-8 filed March 3, 2004.


    (b)      Reports on Form 8-K

             None

Item 14. Principal Accountant Fees and Services

      The following is a summary of the fees billed to us by HJ & Associates, LLC for professional services rendered for the fiscal years ended December 31, 2005 and December 31, 2004:

             Fee Category          Fiscal 2005 Fees   Fiscal 2004 Fees
      -------------------------    ----------------   ----------------
      Audit Fees ..............    $24,709.96          $25,066.00
      Audit-Related Fees ......         --                 --
      Tax Fees ................         --                 550.00
      All Other Fees ..........         --                 --
                                   ----------          ----------
      Total Fees ..............    $24,709.96          $25,616.00

Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by HJ & Associates in connection with statutory and regulatory filings or engagements. Williams and Webster PS, were engaged in November 2005 and accordingly no fees were incurred until 2006.

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

                                 ALPHATRADE.COM

                              FINANCIAL STATEMENTS

                                December 31, 2005


































                                    Page F-1

                                 C O N T E N T S



Reports of Independent Registered Public Accounting Firms............ F-3

Balance Sheet........................................................ F-5

Statements of Operations............................................. F-7

Statements of Stockholders' Equity (Deficit)......................... F-8 - F-9

Statements of Cash Flows............................................. F-10

Notes to the Financial Statements.................................... F-11



































                                    Page F-2

              REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
              -------------------------------------------------------


To the Board of Directors of
AlphaTrade.com
Vancouver, B.C. Canada

We have audited the accompanying balance sheet of AlphaTrade.com at December 31, 2005, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AlphaTrade.com at December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recorded significant losses from operations, has a deficit in stockholders' equity and has a working capital deficit, which together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Williams and Webster PS
Spokane, Washington
January 2006









                                    Page F-3

              REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
              -------------------------------------------------------


To the Board of Directors of
AlphaTrade.com
Vancouver, B.C. Canada

We have audited the accompanying balance sheet of AlphaTrade.com at December 31, 2004, and the related statements of operations, stockholders' equity (deficit)and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AlphaTrade.com and the results of its operations and its cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 (2004 Form 10KSB) to the financial statements, the Company has recorded significant losses from operations, has insufficient revenues to support operational cash flows and has a working capital deficit, which together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7 (2004 Form 10KSB). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




HJ & Associates, LLC
Salt Lake City, Utah
January 28, 2005







                                    Page F-4

                                 ALPHATRADE.COM
                                 Balance Sheets

                                     ASSETS
                                     ------

                                                            December 31,
                                                          2005         2004
                                                      ------------ ------------
CURRENT ASSETS

 Cash                                                 $   147,408  $    79,339
 Accounts receivable - trade, net                           5,830          212
 Prepaid expenses                                          12,729        1,000
 Prepaid expenses - related parties                       216,731            -
                                                      -----------  -----------

   Total Current Assets                                   382,698       80,551
                                                      -----------  -----------

PROPERTY AND EQUIPMENT, NET                                46,531       29,825
                                                      -----------  -----------

OTHER ASSETS

 Marketable securities-available for sale                   8,800            -
 Marketable securities-available for
       sale-related party                                 312,000            -
                                                      -----------  -----------
   Total Other Assets                                     320,800            -
                                                      -----------  -----------

  TOTAL ASSETS                                        $   750,029  $   110,376
                                                      ===========  ===========



















   The accompanying notes are an integral part of these financial statements.
                                    Page F-5

                                 ALPHATRADE.COM
                            Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                            December 31,
                                                          2005         2004
                                                      ------------ ------------
CURRENT LIABILITIES

 Accounts payable and accrued expenses                $   348,875  $   379,424
 Related party payables                                   429,927    1,569,680
 Deferred revenue                                         204,753      181,963
                                                      -----------  -----------

   Total Current Liabilities                              983,555    2,131,067
                                                      -----------  -----------

   Total Liabilities                                      983,555    2,131,067
                                                      -----------  -----------
STOCKHOLDERS' EQUITY (DEFICIT)

 Convertible preferred stock: $0.001 par value;
  10,000,000 shares authorized, 2,000,000 Class A
  shares issued and outstanding                             2,000         2,000
 Common stock: $0.001 par value 100,000,000 shares
  authorized; 29,898,865 and 23,032,865 shares
  issued and outstanding, respectively                     29,899        23,033
 Additional paid-in capital                            26,023,780    23,901,910
 Stock subscription receivable                            (99,797)      (99,797)
 Accumulated other comprehensive income                   185,800             -
 Accumulated deficit                                  (26,375,208)  (25,847,837)
                                                      -----------   -----------

   Total Stockholders' Equity (Deficit)                  (233,526)   (2,020,691)
                                                      -----------   -----------

   TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                                 $   750,029   $   110,376
                                                      ===========   ===========












   The accompanying notes are an integral part of these financial statements.
                                    Page F-6

                                 ALPHATRADE.COM
                            Statements of Operations

                                                          Years Ended
                                                          December 31,
                                               ------------------------------
                                                      2005             2004
                                               --------------  --------------
REVENUE

   Subscription revenue                        $   2,553,623   $   1,826,906
   Licensing revenue                                       -          72,000
   Advertising revenue                               324,300          18,650
   Advertising revenue-related party                 120,000               -
   Development revenue                                21,958           1,200
                                               -------------   -------------
     Total Revenue                                 3,019,881       1,918,756

COST OF SALES

   Financial content                               1,304,020       1,319,568
   Other cost of sales                                 7,314               -
                                               -------------   -------------
     Total Cost of Sales                           1,311,334       1,319,568
                                               -------------   -------------
   Gross profit                                    1,708,547         599,188
                                               -------------   -------------
EXPENSES

   Related party compensation                        480,000         920,000
   Professional fees                                 366,130         351,386
   Research and development                          276,626         426,157
   Marketing expense                                 688,629         678,403
   General and administrative expenses               424,533         284,218
                                               -------------   -------------
     Total Expenses                                2,235,918       2,660,164
                                               -------------   -------------

NET LOSS                                            (527,371)     (2,060,976)
                                               =============   =============
OTHER COMPREHENSIVE INCOME                           185,800               -
                                               -------------   -------------
TOTAL COMPREHENSIVE LOSS                       $    (341,571)  $  (2,060,976)
                                               =============   =============
BASIC AND DILUTED NET LOSS PER SHARE
   Net loss per share                          $       (0.01)  $       (0.10)
                                               =============   =============
   Comprehensive loss per share                $       (0.01)  $       (0.10)
                                               =============   =============
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                      26,899,277      20,416,168
                                               =============   =============

   The accompanying notes are an integral part of these financial statements.
                                    Page F-7

                                 ALPHATRADE.COM
                   Statements of Stockholders' Equity (Deficit)

                                                                     Accumulated
                     Preferred Stock     Common Stock    Additional   Stock       Other
                     ---------------- ------------------ Paid-In     Subscription Comprehensive Accumulated
                      Shares   Amount   Shares   Amount   Capital    Receivable   Income          Deficit
                     --------- ------ ---------- ------- ----------- ----------   ------------- -------------
Balance,
 December 31, 2003   2,000,000 $2,000 18,415,365 $18,415 $22,560,348 $      -     $          -  $(23,786,861)

Amortization of
 consulting fees             -      -          -       -           -        -                -             -

Common stock issued
for cash at an
average price of
$0.24 per share              -      -  1,660,000   1,660     302,841  (99,797)               -             -

Common stock issued
for the extinguishment
of debt at an average
price of $0.28 per
share                        -      -  1,275,000   1,275     359,225        -                -             -

Common stock issued for
 services at an average
 price of $0.41 per share    -      -  1,682,500   1,683     695,196        -                -             -

Stock offering costs         -      -          -       -     (15,700)       -                -             -

Net loss for year
 ended December 31,
 2004                        -      -          -       -           -        -                -    (2,060,976)
                     --------- ------ ---------- ------- ----------- --------     ------------  ------------
Balance,
 December 31, 2004   2,000,000  2,000 23,032,865  23,033  23,901,910  (99,797)               -   (25,847,837)














 The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                   Statements of Stockholders' Equity (Deficit)
                                  (continued)

                                                                     Accumulated
                     Preferred Stock     Common Stock    Additional   Stock       Other
                     ---------------- ------------------ Paid-In     Subscription Comprehensive Accumulated
                      Shares   Amount   Shares   Amount   Capital    Receivable   Income          Deficit
                     --------- ------ ---------- ------- ----------- ----------   ------------- -------------
Common stock issued
for cash at an
average price of
$0.35 per share              -      -    150,000     150      52,350        -                -             -

Common stock issued
for the
extinguishment of
debt at an average
price of $0.27
per share                    -      -  4,400,000   4,400   1,200,600        -                -             -

Common stock issued
for services at an
average price of
$0.38 per share              -      -  2,316,000   2,316     864,552        -                -             -

Value of common stock
 warrants issued             -      -          -       -       8,368        -                -             -

Stock offering costs         -      -          -       -      (4,000)       -                -             -

Net loss for year
 ended December 31,
 2005                        -      -          -       -           -        -          185,800      (527,371)
                     --------- ------ ---------- ------- ----------- --------     ------------  ------------
Balance,
 December 31, 2005   2,000,000 $2,000 29,898,865 $29,899 $26,023,780 $(99,797)    $    185,800  $(26,375,208)
                     ========= ====== ========== ======= =========== ========     ============  ============













 The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                             Statements of Cash Flows

                                                                       Years Ended
                                                                       December 31,
                                                                 -------------------------
                                                                     2005        2004
CASH FLOWS FROM OPERATING ACTIVITIES                             ------------ ------------

  Net loss                                                      $   (527,371) $(2,060,976)
   Adjustments to reconcile net loss to net cash used
    by operating activities:
     Common stock issued for services and contributions              517,832      696,879
     Common stock warrants issued for services                         8,368            -
     Depreciation expense                                              9,793       27,602
     Amortization of services prepaid by common stock                      -       27,321
     Investments received as payment for accounts receivable        (135,000)           -
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                      129,382        6,792
     (Increase) decrease in prepaid expenses                         (14,424)      16,035
     Increase (decrease) in accounts payable and accrued expenses    (30,549)     428,464
     Increase (decrease) in deferred revenue                          22,790      116,081
     Increase is related party payable                                65,247      689,089
                                                                 -----------  -----------
       Net Cash Provided (Used) by Operating Activities               46,068      (52,713)
                                                                 -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of fixed assets                                          (26,499)     (23,067)
                                                                 -----------  -----------
       Net Cash Provided (Used) by Investing Activities              (26,499)     (23,067)
                                                                 -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES

   Common stock issued for cash                                       52,500      164,257
   Stock offering costs                                               (4,000)     (15,700)
                                                                 -----------  -----------
       Net Cash Provided by Financing Activities                      48,500      148,557
                                                                 -----------  -----------
NET CHANGE IN CASH                                                    68,069       72,777
CASH AT BEGINNING OF YEAR                                             79,339        6,562
                                                                 -----------  -----------
CASH AT END OF YEAR                                              $   147,408  $    79,339
                                                                 ===========  ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                                 $         -  $         -
   Income taxes paid                                             $         -  $         -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
   Common stock issued for services and contributions            $   731,868  $   696,879
   Common stock issued for extinguishments of debt               $ 1,205,000  $   360,500
   Investments received as payment for accounts receivable       $   135,000  $         -



   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2005 and 2004

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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


                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2005 and 2004

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

          f.  Concentrations of Credit Risk

          The Company maintains its cash in one commercial account at a major financial institution. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits, at December 31, 2005 and 2004, the Company's cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by approximately $47,000 and $0.

          g.  Income Taxes

          Deferred taxes are provided on a liability method whereby deferred operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

          h.  Revenue Recognition and Deferred Revenue

          The Company recognizes subscription fees revenue and advertising revenue when the services have been provided. The Company generally receives its monthly subscriptions in the month prior to the service being provided, accordingly the Company had deferred revenue of $204,753 at December 31, 2005. Cost of sales is comprised of data feed expenses charged by various stock market exchanges. The Company had no customer which accounted for 10% of the revenue during the years ended December 31, 2005 and 2004.

          The Company occasionally licenses its technology to some customers. The Company recognizes its license revenue over the term of the license.

          The Company develops modified products for customers. The Company recognizes development revenue as the services are performed.

          The Company records deferred revenue when it receives cash receipts in advance of performing the related service. These advance payments received are considered a current liability.

          i. Recently Issued Accounting Pronouncements

          In  March  2006,  the  Financial  Accounting  Standards  Board  issued
          Financial  Accounting  Standards No. 156, "Accounting for Servicing of

                                    Page F-12
                                       41

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2005 and 2004

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

          i.  Recently Issued Accounting Pronouncements (Continued)

          Financial Assets--an amendment of FASB Statement No. 140." This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

          In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140" (hereinafter "SFAS No. 155"). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying


                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2005 and 2004

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

          i.  Recently Issued Accounting Pronouncements (Continued)

          special-purpose entity ("SPE") may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

          In May 2005, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards ("SFAS No. 154"), "Accounting Changes and Error Corrections," which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to have a material impact on its consolidated financial position, results of operations, or cash flows.

          In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies that the term "conditional asset retirement obligation," which as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.



                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2005 and 2004

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

          i.  Recently Issued Accounting Pronouncements (Continued)

          In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of non monetary assets. The guidance in APB Opinion No. 29, "Accounting for Non monetary Transactions," is based on the principle that exchanges of non monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for non monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non monetary assets that do not have commercial substance. A non monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for non monetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

          In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payments" (hereinafter "SFAS No. 123
          (R)"). This statement replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25,
          "Accounting  for  Stock  Issued  to  Employees".   SFAS  No.  123  (R)
          establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based award, share appreciation rights and employee share purchase plans. SFAS No. 123
          (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date ( with limited exceptions). That cost will be recognized in the entity's financial statements over the period during which the employee is required to provide services in exchange for the award. Management has not currently evaluated the impact of adoption on its overall results of operations or financial position.



                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2005 and 2004

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

          i.  Recently Issued Accounting Pronouncements (Continued)

          In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, "Inventory Costs-- an amendment of ARB No. 43, Chapter 4". This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes the adoption of this statement had no material impact on the Company.

          In May 2003, the Financial Account Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Accounting Standards no. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management believes the adoption of this statement had no impact on the financial statements of the Company.

          In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative instruments and Hedging Activities:
          (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after December 31, 2003 and for hedging relationships designated after December 31, 2003. Management believes the adoption

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2005 and 2004

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

          i.  Recently Issued Accounting Pronouncements (Continued)

          of this statement had no impact on the financial statements of the Company.

          In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities - an interpretation of ARB No. 51, and in December 2003, issued a revised FIN 46(R), Consolidation of Variable Interest Entities - an interpretation of ARB No. 51, both of which address consolidation of variable interest entities. In addition, the FASB issued various FASB Staff Positions (FSP) on this topic in December 2003. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special
          Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation was immediately applicable to variable interest entities created after January 31, 2003. The adoption of this portion of FIN 46 has not had a material effect on the Company's results of operations, cash flows or financial position. FIN 46 was applicable in 2004 to variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003. The adoption of this portion of FIN 46 did not have a material effect on the results of operations, cash flows or financial position of the Company.

          j.  Advertising

          The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the years ended December 31, 2005 and 2004 was $76,523 and $113,326, respectively.

          k.  Stock Options

          As permitted by FASB Statement No. 148 "Accounting for Stock Based Compensation", the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and make proforma disclosures of net income and earnings per share as if the fair value method of valuing stock options had been applied. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.



                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2005 and 2004

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

          l. Financial Content

          The Company's cost of sales is the cost of the stock quotation data it purchases from the various stock markets to which its customers subscribe. At December 31, 2005, the Company's accounts payable included $261,910 due to various markets and quotation services.

          m. Accounts Receivable and Bad Debts

          The Company estimates bad debts utilizing the allowance method, based upon past experience and current market conditions. At December 31, 2005 and 2004, the Company determined that no allowance was required although writeoffs in the amounts of $26,408 and $0, respectively, were charged to bad debt expense in these two periods then ended. The Company also wrote off as uncollectible a note receivable of $10,000 in 2005.

          n.  Marketable Securities-Available for Sale

          The Company occasionally receives marketable securities as compensation for its advertising services. The Company's marketable securities are classified as "available for sale". Accordingly, the Company originally recognizes the shares at the fair value of the services performed. The shares are evaluated quarterly using the specific identification method. Any unrealized holding gains or losses are reported as Other Comprehensive Income and as a separate component of stockholder's equity. Realized gains and losses are included in earnings.

          A company related to the Company by common management issued 300,000 shares of common stock for advertising services, which classified as available for sale.

          Marketable Securities-Available for Sale are as follows:

                  Balance, January 1, 2004            $         -

                  Unrealized gains and losses                   -
                  Realized gains and losses                     -
                                                      -----------

                  Balance, December 31, 2004          $         -

                  Marketable securities received
                   for services in 2005                   135,000
                  Unrealized gains and losses             185,800
                                                      -----------

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2005 and 2004

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

          n.  Marketable Securities-Available for Sale (Continued)


                  Balance, December 31, 2005          $   320,800
                                                      ===========

                  Marketable Securities-Available
                   for Sale                           $     8,800
                  Marketable Securities-Available
                   for sale-related party                 312,000
                                                      -----------

                  Balance, December 31, 2005          $   320,800
                                                      ===========


          o.  Fair Value of Financial Instruments

          The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2005 and December 31, 2004.

          p. Reclassification

          Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

NOTE 2 -  GOING CONCERN

          The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has recorded significant losses from operations and has a deficit in its working capital as well as in its stockholders' equity which together raise substantial doubt about its ability to continue as a going concern.

          In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, to increase sales of its advertising and subscription services.


                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2005 and 2004

NOTE 2 -  GOING CONCERNS(Continued)

          Management's plans to continue as a going concern include the following items:

          1) Concentrating its efforts on increasing the number of subscribers to its stock-tracking product, known as e-gate thereby increasing sales and increasing the advertisers on the Company's web site and email program. 2) Continuing to increase its gross profit percentage by increasing sales. 3) Converting related party debt to equity when cash flow does not permit cash payments of this debt.

          The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the aforementioned plan and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 -  PROPERTY AND EQUIPMENT

          Property and Equipment are recorded at cost, less accumulated depreciation. Depreciation and amortization on capital leases and property and equipment are determined using the straight-line method over the estimated useful lives (usually 5 years) of the assets or terms of the leases.

          The following is a summary of the Company's major categories of property and equipment at December 31, 2005:

                  Office equipment                     $           168,960
                  Computer equipment                                26,072
                  Software                                          68,175
                  Less accumulated depreciation                   (216,676)
                                                       -------------------
                                                       $            46,531
                                                       ===================

          Depreciation expense for the years ended December 31, 2005 and 2004 was $9,793 and $27,602, respectively. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized.

NOTE 4 -  CONVERTIBLE PREFERRED STOCK

           The Company has 2,000,000 outstanding shares of convertible Class "A" preferred stock with the following features:

           * Each preferred share is convertible into five underlying common shares at a conversion price of $0.05 per common share.


                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2005 and 2004

NOTE 4 -  CONVERTIBLE PREFERRED STOCK(Continued)

           * Each holder of Class "A" preferred shares shall be entitled to five(5)votes(which can be voted prior to conversion) for every preferred share held to vote on any matters brought before the shareholders of the Company.
           * The preferred shares are assignable.
           * The preferred shares vest immediately to the holder upon issuance and cannot be canceled.

NOTE 5 -  OUTSTANDING COMMON STOCK OPTIONS AND STOCK PURCHASE WARRANTS

          Under FASB Statement 123, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. The following weighted average assumptions used for grants in the years ended December 31, 2005 and 2004: dividend yield of zero percent for all years; expected volatility of 151.20% and 0.00%; risk-free interest rates of 2.14% and 2.77% and expected lives of 5.0 and 0.0, respectively.

          Had compensation cost for the Company's stock options and stock warrants granted to directors and employees been based on the fair value as determined by the Black-Scholes option pricing model at the grant date under the accounting provisions of SFAS No. 123, the Company would have recorded an additional expense of $1,259,726 and $2,275,941 for the years ended December 31, 2005 and 2004, respectively. Also under these same provisions, the Company's net loss would have been changed by the pro forma amounts indicated below:

                                                        Years Ended
                                                        December 31,
                                          --------------------------------------
                                                 2005                 2004
                                          -----------------  -------------------
              Net loss:
                As reported               $       (519,003)  $      (2,060,976)
                Pro forma                 $     (1,778,729)  $      (4,336,917)

              Basic loss per share:
              As reported                 $          (0.02)  $           (0.10)
              Pro forma                   $          (0.07)  $           (0.21)

          The general terms of awards such as vesting requirements(usually 1 to 2 years), term of options granted (usually 10 years), and number of shares authorized for grants of options or other equity instruments are determined by the Board of Directors.




                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2005 and 2004

NOTE 5 - OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS (Continued)

          A summary of the status of the Company's stock options and warrants as of December 31, 2005 and changes during the year ended December 31, 2005 is presented below:

                                                            Weighted   Weighted
                                                Options     Average    Average
                                                and         Exercise Grant Date
                                                Warrants     Price    Fair Value
                                             -------------- --------  ----------
              Outstanding, December 31, 2004    19,788,812  $   0.46  $    0.46
               Granted                          14,725,000      0.27       0.25
               Expired                             (32,815)    12.50      12.50
               Exercised                          (683,500)     0.44       0.44
                                             -------------  --------  ---------
              Outstanding, December 31, 2005    33,797,497  $   0.38  $    0.38
                                             =============  ========  =========
              Exercisable, December 31, 2005    31,392,000  $   0.40  $    0.40
                                             =============  ========  =========

                                          Outstanding                 Exercisable
                                 -------------------------------- --------------------
                                              Weighted
                                              Average    Weighted             Weighted
                                    Number    Remaining   Average   Number     Average
                   Range of      Outstanding Contractual Exercise Exercisable Exercise
                Exercise Prices  at 12/31/05    Life      Price   at 12/31/05 Price
                ---------------  ----------- ----------- -------- ----------- ---------
                $         0.30    6,000,000       19.56  $   0.22  2,000,000  $    0.22
                          0.25    4,500,000        9.64      0.25  1,125,000       0.25
                          0.35    4,000,000        8.92      0.35  4,000,000       0.35
                          0.45   15,000,000        7.00      0.45 15,000,000       0.45
                          0.25    2,517,000        3.92      0.25  2,517,000       0.25
                          0.90    1,405,497        2.72      0.90          0       0.90
                          2.15      150,000        1.08      2.15    150,000       2.15
                          0.78      225,000        0.40  $   0.78    225,000  $    0.78
                                 ----------                       ----------
                $        12.50   33,797,497                       25,017,000
                                 ==========                       ==========

         The Company uses the instruments identified as stock options and common stock warrants somewhat interchangeably. Both forms of equity instruments have been granted as compensation to the Company's officers and directors.





                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2005 and 2004

NOTE 5 - OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS (Continued)

                                                                                        Number          of
                                                                                        securities
                                       Number            of                             remaining
                                       securities   to   be      Weighted-average       available      for
                                       issued                    exercise    price      future    issuance
  Equity  compensation  plans not      upon   exercise   of      of    outstanding      under       equity
  approved by security holders         outstanding options       options                compensation plans
  --------------------------------     ---------------------     ------------------     -------------------
  2000 stock option plan                   1,500,000                  $ 0.14                            -
  --------------------------------     ---------------------     ------------------     -------------------

  2002 stock option plan                   2,100,000                  $ 0.10                            -
  --------------------------------     ---------------------     ------------------     -------------------

  2003 stock option plan                     250,000                  $ 0.05                            -

  2004  and  2004A  stock  option
  plans                                    3,500,000                  $ 0.16                            -

  2005 stock option plan                   2,000,000                  $ 0.09                    3,230,000
  --------------------------------     ---------------------     ------------------     -------------------

  Total                                    9,350,000                                            3,230,000
  --------------------------------     ---------------------     ------------------     -------------------

NOTE 6 -  RELATED PARTY TRANSACTIONS

          Compensation
          ------------
          During the year ended December 31, 2005, two companies owned for the benefit of the two officers of the Company received cash of $480,000 which was recorded as related party compensation. No bonus was awarded for 2005.

          During the year ended December 31, 2004, the same two related companies earned compensation valued at $920,000. This compensation consisted of $480,000 of salaries and $440,000 of accrued bonuses. These amounts were accrued and unpaid at December 31, 2004. In 2005, $910,000 of the accrued bonus was paid in shares of the Company's common stock and $229,751 of the accrued salaries were received in cash.

          In December 2004, the Company awarded two (2) 1,000,000 share bonuses to its executive officers for services rendered. These shares were issued subsequent to December 31, 2004, so the Company accrued the value of the shares which was $0.22 per share for a total accrual of $440,000.


                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2005 and 2004

NOTE 6 -  RELATED PARTY TRANSACTIONS(Continued)

              Related party payables at December 31, 2005 consisted of the following:

                           Officer bonus from 2004      $     10,000
                           Officer accrued wages             419,928
                                                        ------------
                                                        $    429,928
                                                        ============

          In January 2004, the Company granted options to its executive officers to purchase 15,000,000 shares of its common stock at $0.45 per share. 13,000,000 of these options vested immediately and the balance in 2005. In November 2004, the Company granted 1,600,000 options to its executive officers as part of its 2004 option plan. 400,000 of these options vested upon grant, the balance vested in 2005. In November 2004, the Company also granted warrants to its executive officers to purchase 4,000,000 shares of its common stock at $0.35 per share.

          In July 2005, the Company granted 6,000,000 warrants to its executive officers. 2,000,000 of these warrants vested upon grant, the balance vest at the determination of the board of directors. In July 2005, the Company also issued 3,800,000 options to its executive officers as part of its 2005 option plan. 950,000 of these options vested upon grant, the balance will be vested at the determination of the board of directors.

          Related Company
          ---------------
          The principal accounting officer of the Company is an officer in a Canadian Company which pays the Canadian bills for the Company. All of the Company's liabilities denominated in Canadian dollars have been converted to US dollars at the year end exchange rate and are included in accounts payable.

          Komodo, Inc.
          ------------
          During the year ended December 31, 2004, the Company advanced $70,256 to Komodo, Inc., a related company by virtue of common majority shareholders, to pay expenses. This amount was repaid to the Company by December 31, 2004. In 2005, the Company was paid shares of Komodo, Inc. valued at $135,000 for its advertising services. The shares are held as an investment by the Company.






                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2005 and 2004

NOTE 7 -  COMMITMENTS AND CONTINGENCIES

          Office Lease
          ------------

          The Company leases office space as a part of a sublease on a month-to-month basis. The master lease expires in February 2007. The monthly lease payment is $9,000. Rent expense for the years ended December 31, 2005 and 2004 was $93,754 and $84,722, respectively, which includes common area maintenance charges.

          Third Party Providers
          ---------------------

          The Company has one year contracts with Reuters, Acquire Media Corporation and Hemscott, Inc. which call for monthly payments of $34,500, $4,500 and $5,000, respectively.

          Litigation
          ----------

          The Company is the defendant in litigation pending in the Supreme Court of British Columbia, Canada. In this action which was filed on December 23, 2003 the Plaintiff alleges it is owed the sum of $279,664 pursuant to a licensing Agreement executed by the Plaintiff and the Defendant in 1999. The Company denies any liability and is vigorously defending itself against this claim.

          During the year ending December 31, 2002, a company filed an action against the Company in the Supreme Court of British Columbia, Canada claiming unspecified damages. The Company filed a Statement of Defense in August, 2002. There has been no further developments in this action. The Company denies any liability and plans to vigorously defend itself.

          The Company is subject to potential liability under contractual and other matters and various claims and legal actions which may be asserted. These matters arise in the ordinary course and conduct of business. While the outcome of the potential claims and legal actions cannot be forecast with certainty, the Company believes that such matters should not result in any liability which would have a material adverse effect on its business.








                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2005 and 2004

NOTE 8 -  INCOME TAXES

          Net deferred tax assets consist of the following components as of December 31, 2005 and 2004:
                                             2005          2004
                                      --------------- ---------------
          Deferred tax assets:
            NOL carryover             $    3,375,789  $    3,020,432
            Contribution carryover             4,678           4,678
            Capital loss                      48,507          48,507
            Depreciation                       2,284           2,284
            Accrued expenses                   3,900         358,800
          Deferred tax liabilities:                -               -

          Valuation allowance             (3,435,158)     (3,434,701)
                                      --------------  --------------
          Net deferred tax asset      $            -  $            -
                                      ==============  ==============

          The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2005 and 2004 due to the following:

                                                   2005            2004
                                              -------------- --------------
              Book Loss                       $   (519,003)  $   (811,506)
              Stock for services/options           517,832        271,780
              Accrued bonus                       (910,000)             -
              Other                                      -          2,013
              Valuation allowance                  911,171        537,713
                                              ------------   ------------
                                              $          -   $          -
                                              ============   ============

          At December 31, 2005, the Company had net operating loss carryforwards of approximately $8,650,000 that may be offset against future taxable income from the year 2005 through 2025. No tax benefit has been reported in the December 31, 2005 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. The change in the allowance account from December 31, 2004 to December 31, 2005 was $457.

          Due to the  change in  ownership  provisions  of the Tax Reform Act of
          1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.


                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2005 and 2004

NOTE 9 - COMMON STOCK

          The Company has subscriptions receivable from the sale of its common stock of $99,797 as of December 31, 2005 and 2004.

          In December 2005, the Company issued 1,072,500 shares of its common stock to consultants for services to be performed in the first quarter of 2006. The shares were valued at $214,036 and included in prepaid expenses-related parties on the balance sheet at December 31, 2005.


NOTE 10 - SUBSEQUENT EVENTS

          Subsequent to year-end, the Company entered into an agreement with a consultant for investor relations and public relations services whereby it is obligated to issue 320,000 shares of restricted common stock. Also for the fourth, fifth and sixth months of the agreement the Company is obligated to issue an additional 110,000 shares of restricted stock monthly.































SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     ALPHATRADE.COM


Dated:  March 31, 2006                               By: /s/ Penny Perfect
                                                     ---------------------
                                                     Penny Perfect
                                                     President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



  Signature                Title                    Date



/s/ Gordon Muir            Director            March 31, 2006
------------------
Gordon J. Muir

/s/  Penny Perfect         Director            March 31, 2006
------------------
Penny Perfect

/s/ Katharine Johnston     Director            March 31, 2006
----------------------
Katharine Johnston