Form 10QSB
period 2006-03-31
ALPHATRADE COM
filed 2006-05-12
CIK 1076462

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

                  For Quarterly period Ended: March 31, 2006; or

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

        State the number of shares outstanding of the issuer's common equity:
$0.001 par value, as of March 31, 2006, was 30,813,865.

         Transitional Small Business Disclosure Format. Yes       No  X
                                                            ---      ---

                              Report on Form 10-QSB
                      For the Quarter Ended March 31, 2006

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

         Item 3.      Defaults Upon Senior Securities ..................... 16

         Item 4.      Submission of Matters to a Vote of Security Holders . 16

         Item 5.      Other Information ................................... 16

         Item 6.      Exhibits and Reports on Form 8-K .................... 16

                      Signatures........................................... 17

                      Certifications.....................................18-23

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying balance sheets of Alphatrade.com at March 31, 2006 and December 31, 2005, and the related statements of operations, stockholders' equity (deficit) and cash flows for the three months ending March 31, 2006 and 2005, have been prepared by our management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2006, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2006.

















                                 ALPHATRADE.COM

                              FINANCIAL STATEMENTS

                      March 31, 2006 and December 31, 2005

                                 ALPHATRADE.COM
                                 Balance Sheets


                                     ASSETS


                                                   March 31,       December 31,
                                                      2006             2005
                                                 ------------      ------------
                                                  (Unaudited)
CURRENT ASSETS

   Cash                                          $     13,635      $    147,408
   Accounts receivable - trade, net                       265             5,830
   Prepaid expenses                                    28,984            12,729
   Prepaid expenses - related parties                 199,135           216,731
                                                 ------------      ------------

     Total Current Assets                             242,019           382,698
                                                 ------------      ------------

PROPERTY AND EQUIPMENT, NET                            43,809            46,531
                                                 ------------      ------------


OTHER ASSETS

   Investments                                         34,700             8,800
   Related party investment                           360,000           312,000
                                                 ------------      ------------

     Total Other Assets                               394,700           320,800
                                                 ------------      ------------

     TOTAL ASSETS                                $    680,528      $    750,029
                                                 ============      ============












                        The accompanying condensed notes
          are an integral part of these interim financial statements.

                                 ALPHATRADE.COM
                           Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------


                                                   March 31,       December 31,
                                                      2006             2005
                                                  ------------     ------------
                                                  (Unaudited)

CURRENT LIABILITIES

   Accounts payable and accrued expenses          $    250,166     $    348,875
   Related party payables                              435,108          429,927
   Deferred revenue                                    230,062          204,753
                                                  ------------     ------------

     Total Current Liabilities                         915,336          983,555
                                                  ------------     ------------

     Total Liabilities                                 915,336          983,555
                                                  ------------     ------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Convertible preferred stock: par value
    $0.001 per share; 10,000,000 shares
    authorized, 2,000,000 Class A
    shares issued and outstanding                        2,000            2,000
   Common stock: $0.001 par value,
    100,000,000 shares authorized:                  30,813,865
    and 29,898,865 shares issued and
    outstanding, respectively                           30,814           29,899
   Additional paid-in capital                       26,663,351       26,023,780
   Stock subscription receivable                       (99,797)         (99,797)
   Accumulated other comprehensive income              173,200          185,800
   Accumulated deficit                             (27,004,376)     (26,375,208)
                                                  ------------     ------------

     Total Stockholders' Equity (Deficit)             (234,808)        (233,526)
                                                  ------------     ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                            $    680,528     $    750,029
                                                  ============     ============


                        The accompanying condensed notes
          are an integral part of these interim financial statements.

                                 ALPHATRADE.COM
                            Statements of Operations
                                   (Unaudited)
                                                   For the Three Months Ended
                                                            March 31,
                                                 ------------------------------
                                                      2006             2005
REVENUE                                          ------------      ------------

   Subscription revenue                          $    694,125      $    632,966
   Advertising revenue                                264,600            18,600
   Other revenue                                          150                70
                                                 ------------      ------------

     Total Revenue                                    958,875           651,636
                                                 ------------      ------------
COST OF SALES

   Financial content                                  411,977           325,863
                                                 ------------      ------------

Gross Profit                                          546,898           325,773
                                                 ------------      ------------
EXPENSES

   Management expense                                 120,000           120,000
   Professional fees                                  747,321            48,044
   Research and development                            86,211            32,706
   Marketing expense                                  111,181           149,181
   General and administrative expenses                111,353            96,152
                                                 ------------      ------------

     Total Expenses                                 1,176,066           446,083
                                                 ------------      ------------
LOSS FROM OPERATIONS                                 (629,168)         (120,310)

INCOME TAX EXPENSE                                       --                --
                                                 ------------      ------------

NET LOSS                                         $   (629,168)     $   (120,310)
                                                 ============      ============

OTHER COMPREHENSIVE INCOME (LOSS)                $    (12,600)     $       --
                                                 ------------      ------------

TOTAL COMPREHENSIVE (LOSS)                       $   (641,768)     $   (120,310)
                                                 ============      ============

BASIC AND DILUTED NET LOSS PER SHARE             $      (0.02)     $      (0.00)
                                                 ============      ============
WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING                           30,445,532        26,094,550
                                                 ============      ============

                        The accompanying condensed notes
          are an integral part of these interim financial statements.

                                 ALPHATRADE.COM
                  Statements of Stockholders' Equity (Deficit)

                                                                     Accumulated
                     Preferred Stock     Common Stock    Additional   Stock       Other
                     ---------------- ------------------ Paid-In     Subscription Comprehensive Accumulated
                      Shares   Amount   Shares   Amount   Capital    Receivable   Income          Deficit
                     --------- ------ ---------- ------- ----------- ----------   ------------- -------------

Balance,
 December 31, 2005   2,000,000 $2,000 29,898,865 $29,899 $26,023,780 $(99,797)    $    185,800  $(26,375,208)

Common stock issued
 for cash on
 exercise of warrants
 at $0.25 per share
 (unaudited)                 -      -    115,000     115      28,635        -                -             -

Common stock issued
 for cash at an
 average price of
 $0.34 per share
 (unaudited)                 -      -    800,000     800     273,500        -                -             -

Value of options
  issued under the
  2006 stock option
  plan (unaudited)           -      -          -       -     337,436        -                -             -

Net loss for the
 three months ended
 March 31, 2006
 (unaudited)                 -      -          -       -           -        -          (12,600)     (629,168)
                     --------- ------ ---------- ------- ----------- --------     ------------  ------------

Balance, March 31,
 2006 (unaudited)    2,000,000 $2,000 30,813,865 $30,814 $26,663,351 $(99,797)    $    173,200  $(27,004,376)
                     ========= ====== ========== ======= =========== ========     ============  ============
















                        The accompanying condensed notes
          are an integral part of these interim financial statements.

                                 ALPHATRADE.COM
                            Statements of Cash Flows
                                   (Unaudited)


                                                                  For the Three Months Ended
                                                                           March 31,
                                                                    ----------------------
                                                                       2006         2005
                                                                    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                         $(629,168)   $(120,310)
   Adjustments to reconcile net loss to net cash used
    by operating activities:
     Common stock issued for services and contributions               274,300       75,425
     Value of options granted                                         337,436         --
     Contribution of services by officers and directors                  --        120,000
     Amortization of services prepaid by common stock                  51,346         --
     Depreciation expense                                               3,121        1,832
     Investments received as payment for accounts receivable          (86,500)        --
   Changes in operating assets and liabilities:
     Decrease in accounts receivable                                    5,565          128
     (Increase) in prepaid expenses                                   (50,005)     (40,366)
     Increase (decrease) in accounts payable and accrued expenses     (98,709)     (93,159)
     Increase (decrease) in related party payables                      5,181      (31,101)
     Increase in deferred revenue                                      25,309       20,637
                                                                    ---------    ---------

       Net Cash Used by Operating Activities                         (162,124)     (66,914)
                                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of fixed assets                                              (399)      (1,854)
                                                                    ---------    ---------

       Net Cash Used by Investing Activities                             (399)      (1,854)
                                                                    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES

   Common stock issued for cash                                        28,750         --
                                                                    ---------    ---------

       Net Cash Provided by Financing Activities                       28,750         --
                                                                    ---------    ---------

NET CHANGE IN CASH                                                   (133,773)     (68,768)

CASH AT BEGINNING OF PERIOD                                           147,408       79,339
                                                                    ---------    ---------

CASH AT END OF PERIOD                                               $  13,635    $  20,326
                                                                    =========    =========

                        The accompanying condensed notes
          are an integral part of these interim financial statements.

                                 ALPHATRADE.COM
                      Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                  For the Three Months Ended
                                                                           March 31,
                                                                    ----------------------
                                                                       2006         2005
                                                                    ---------    ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Interest paid                                                    $       -    $       -
   Income taxes paid                                                $       -    $       -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

   Common stock issued for services and contributions               $ 274,300    $  75,425
   Common stock issued for extinguishment of debt                   $       -    $ 735,000
   Value of stock options granted                                   $ 337,436    $       -






























                        The accompanying condensed notes
          are an integral part of these interim financial statements.

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                      March 31, 2006 and December 31, 2005


NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

              Management's plans to continue as a going concern include the following items:

              1) Concentrating its efforts on increasing the number of subscribers to its stock-tracking product, known as e-gate. As the number of subscribers rises, the price charged for advertising will also increase thereby increasing revenue. 2) Continuing to increase its gross profit percentage by increasing advertising sales as the cost base is very favorable for advertising sales. 3) Converting related party debt to equity when cash flow does not permit cash payments of this debt.

              The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the aforementioned plan and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.







NOTE 3 -      SIGNIFICANT EVENTS

              During the quarter ended March 31, 2006, the Company issued 800,000 shares of common stock valued at an average price of $0.34 per share for consulting services for marketing the company's products. All issuances of common stock for services were valued at the closing price of the common stock on the dates of authorization.

              During the quarter ended March 31, 2006, the Company issued 115,000 shares of common stock for cash at $0.25 per share upon the exercise of options granted under its 2004 Incentive Stock Option Plan.

NOTE 4 -      RELATED PARTY TRANSACTIONS

              The Company receives advances from several related parties on a regular basis. During the quarter ended March 31, 2006, related parties advanced $5,181 to the Company. Officer salaries of $120,000 for the quarter ended March 31, 2006 were paid to the contracting management companies.

NOTE 5 -      OPTIONS AND WARRANTS

              Under FASB Statement 123, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 111.88% and 151.20%; risk-free interest rates of 3.50, and 2.14 percent and expected lives of 1.0 and 5.0, for the three months ended March 31, 2006 and 2005, respectively.

              In January 2006 the Company created the 2006 Stock Option Plan whereby it granted the option to purchase 4,500,000 shares of its common stock at $0.32 per share to certain directors, consultants and employees. The options were 25% vested at the date granted and additional vesting will be determined by the Board of Directors. Compensation cost for the Company's stock options granted was $337,436 and $-0- during the three months ended March 31, 2006 and 2005, respectively.

              A summary of the status of the Company's stock options and warrants as of March 31, 2006 and changes during the three months ended March 31, 2006 is presented below:

                                                                   Weighted     Weighted
                                                   Options         Average      Average
                                                     and           Exercise     Grant Date
                                                  Warrants           Price      Fair Value
              ------------------------------  --------------    -----------    -----------
              Outstanding, December 31, 2005     33,797,497     $     0.38     $     0.38
                  Granted                         4,500,000           0.32           0.32
                  Expired/Canceled                        -           0.00           0.00
                  Exercised                        (115,000)          0.25           0.25
                                              -------------     ----------     ----------

              Outstanding, March 31, 2006        38,182,497     $     0.38     $     0.38
                                              =============     ==========     ==========
              Exercisable, March 31, 2006        26,027,000     $     0.40     $     0.40
                                              =============     ==========     ==========

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

Results of Operations.

During the three months ended March 31, 2006, revenue significantly increased over the same period of 2005. Revenue for 2006 was $958,875, which is a 47% increase over fiscal 2005 sales of $352,236. An increase in revenue was realized in all of our products and services but is most directly attributable to increased advertising revenues. Advertising revenues grew from $18,600 in 2005 to $264,600 in 2006. We have established a reputation as a professional advertising medium for publicly traded companies wishing to gain exposure directly with people who are actively trading in the stock market. We also have gained considerable success with companies wishing to market their products via our long-form advertising programs. Our new product mix which includes advertising, our mobile product Jupiter, our web-tools - E-Trax and our new due diligence site are definitely adding to our momentum of growth. Our primary revenue source of E-gate subscription revenues also grew to $666,094 in 2006 from $632,965 in 2005.

We believe that the majority of our growth in revenue will be generated from our advertising programs. As our subscriber base grows and consists of subscribers from around the world, many companies will be seeking to advertise with us.

Our cost of sales is the cost of the financial content we provide to our subscribers. Many of these costs are fixed monthly fees. Others are on a per user basis. Accordingly, normally as our subscription fees increase the cost of sales as a percentage of revenues decreases. However, in 2006 most of our data feed suppliers increased their prices to us. For the first quarter of 2005 our cost of sales was 51% of subscription revenues compared to 43% in 2006. As our advertising revenues increase, this percentage will become more favorable.

We incurred a net loss of $120,310 for the three months ended March 31, 2005 compared to $629,168 for the three months ended March 31, 2006. This is an increase of $508,858 and directly related to issuing stock to consultants for marketing our products and services. This expense is expected to translate into increased revenues throughout 2006. Included in professional fees are shares of common stock to investor relations consultants valued at $274,300 and stock options to our employees valued at $337,436. The investor relations consultants were engaged to create an increased awareness of our company in the investment community with the expectation of increasing revenues and opening doors to investment capital. The stock options were issued under our 2006 Stock Option Plan. We realized related party compensation expense of $120,000 for both 2006 and 2005. Our marketing expense decreased from $149,181 in 2005 to $111,181 for 2005 because we issued fewer shares to marketing consultants.

Historically, many of our expenses are paid in shares of our common stock. The expenses are recorded at the fair value of the shares issued. Excluding these non cash expenses the loss for the three months ended March 31, 2006 would have been only $17,432. Excluding non cash expenses for 2005 we would have reported an income $75,115.

Liquidity and Capital Resources.

We have consistently been financed through loans from related parties and from raising capital through private equity offerings. We used $162,124 and $66,914 of cash in our operating activities in the first three months of 2006 and 2005, respectively. This increase of $95,210 was primarily due to the receipt of $86,500 of our accounts receivable in shares of the common stock of several of our advertising customers. We are unsure as to the timing of the sale of those shares for operating funds. For the three months ended March 31, 2006 and 2005 we received cash totaling $28,750 and $-0- from the issuance of our common stock upon the exercise of options granted under the 2004 stock option plan. We expect that in the next twelve months that the cash generated by our operations will be adequate to cover our cash flow.

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

Dependence on Key Personnel

We are dependent on the services of Penny Perfect, the President and Chief Executive Officer of the Company. On April 12th, 2006 Ms. Perfect was also appointed as the Chairman of the Board. The loss of Ms. Perfect or other key executives or personnel, or the inability to attract and retain the additional highly skilled employees required for the expansion of our activities, may have a material adverse effect on our business or future operations. We do not intend to maintain "Key-man" life insurance on any executive officers or other personnel at this time.

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

Item 2. Changes in Securities.

The following unregistered securities have been issued since January 1st, 2005:

                                                 Valued
Date             No. of Shares      Title          At          Reason

Jan. 9/2005           320,000      Common         $0.35   Services
Jan. 19/2005          200,000      Common         $0.38   Services
Feb. 28/2005           50,000      Common         $0.32   Services
Mar. 10/2005           30,000      Common         $0.31   Services
Mar. 22/2005          200,000      Common         $0.305  Services

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




                                                  ALPHATRADE.COM


Date:    5/11/2006                                / s / Penny Perfect
                                                  ----------------------------
                                                  President / Director



Date:    5/11/2006                                / s / Katharine Johnston
                                                  ----------------------------
                                                  Principal Accounting Officer