Form 10QSB
period 2006-06-30
ALPHATRADE COM
filed 2006-08-14
CIK 1076462

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

                  For Quarterly period Ended: June 30, 2006; or

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

        State the number of shares outstanding of the issuer's common equity:
$0.001 par value, as of July 3, 2006, was 31,290,865.

         Transitional Small Business Disclosure Format.        Yes       No   X
                                                                   ---       ---

                              Report on Form 10-QSB
                       For the Quarter Ended June 30, 2006

                                      INDEX

                                                                          Page
                                                                          ----
Part I.  Financial Information

         Item 1.      Financial Statements (unaudited)...................... 3

                      Balance Sheets.......................................4-5
                      Statements of Operations ............................. 6
                      Statement of Stockholders' Equity (Deficit)........... 7
                      Statements of Cash Flows.............................8-9
                      Notes to the Financial Statements .................10-11


         Item 2.      Management's Discussion and Analysis
                        or Plan of Operation .............................. 12

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

         Item 4.      Submission of Matters to a Vote of Security Holders . 16

         Item 5.      Other Information ................................... 16

         Item 6.      Exhibits and Reports on Form 8-K .................... 17

                      Signatures........................................... 17

                      Certifications

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying balance sheets of Alphatrade.com at June 30, 2006 and December 31, 2005, and the related statements of operations, stockholders' equity (deficit) and cash flows for the three months and six months ending June 30, 2006 and 2005, have been prepared by our management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2006, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2006.


















                                 ALPHATRADE.COM

                              FINANCIAL STATEMENTS

                       June 30, 2006 and December 31, 2005

                                 ALPHATRADE.COM
                                 Balance Sheets

                                     ASSETS
                                     ------
                                                       June 30,   December 31,
                                                         2006         2005
                                                    ------------- -------------
                                                     (Unaudited)
CURRENT ASSETS

 Cash                                               $      8,962  $    147,408
 Accounts receivable - trade, net                          5,477         5,830
 Prepaid expenses                                         24,576        12,729
 Prepaid expenses - related parties                       90,760       216,731
                                                    ------------  ------------
   Total Current Assets                                  129,775       382,698
                                                    ------------  ------------
PROPERTY AND EQUIPMENT, NET                               42,204        46,531
                                                    ------------  ------------
OTHER ASSETS

 Investments                                             127,075         8,800
 Related party investment                                290,400       312,000
                                                    ------------  ------------
   Total Other Assets                                    417,475       320,800
                                                    ------------  ------------
     TOTAL ASSETS                                   $    589,454  $    750,029
                                                    ============  ============


























                     The accompanying condensed notes are an
              integral part of these interim financial statements.

                                 ALPHATRADE.COM
                           Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                       June 30,   December 31,
                                                         2006         2005
                                                    ------------- -------------
                                                     (Unaudited)
CURRENT LIABILITIES

 Accounts payable and accrued expenses              $    325,785  $    348,875
 Related party payables                                  503,165       429,927
 Deferred revenue                                        218,810       204,753
                                                    ------------  ------------
   Total Current Liabilities                           1,047,760       983,555
                                                    ------------  ------------
   Total Liabilities                                   1,047,760       983,555
                                                    ------------  ------------
STOCKHOLDERS' EQUITY (DEFICIT)

 Convertible preferred stock: par value
  $0.001 per share; 10,000,000 shares
  authorized, 2,000,000 Class A shares
  issued and outstanding                                   2,000         2,000
 Common stock: $0.001 par value, 100,000,000
  shares authorized: 31,290,865 and 29,898,865
  shares issued and outstanding, respectively             31,291        29,899
 Additional paid-in capital                           26,715,239    26,023,780
 Stock subscription receivable                           (99,797)      (99,797)
 Accumulated other comprehensive income                   10,975       185,800
 Accumulated deficit                                 (27,118,014)  (26,375,208)
                                                    ------------  ------------
   Total Stockholders' Equity (Deficit)                 (458,306)     (233,526)
                                                    ------------  ------------
   TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                                 $    589,454  $    750,029
                                                    ============  ============
















                     The accompanying condensed notes are an
              integral part of these interim financial statements.

                                 ALPHATRADE.COM
                            Statements of Operations

                       For the Three Months Ended    For the Six Months Ended
                                June 30,                     June 30,
                      ----------------------------  ----------------------------
                           2006           2005           2006          2005
                      -------------- -------------  ------------- --------------
REVENUE

  Subscription revenue$     713,139  $    638,256  $   1,379,234  $   1,271,222
  Licensing revenue               -        12,000              -         30,000
  E-Trax revenue             18,796             -         46,827            554
  Advertising revenue       242,585        44,100        507,185         44,700
  Other revenue                 700         2,375            850          1,891
                      -------------  ------------  -------------  -------------
     Total Revenue          975,220       696,731      1,934,096      1,348,367
                      -------------  ------------  -------------  -------------
COST OF SALES

  Financial content         433,538       226,087        844,096        551,950
  Other cost of sales           617         3,478          2,036          3,478
                      -------------  ------------  -------------  -------------
     Total Cost of Sales    434,155       229,565        846,132        555,428
                      -------------  ------------  ------------   -------------
     Gross Profit           541,065       467,166      1,087,964        792,939
                      -------------  ------------  -------------  -------------
EXPENSES

  Management expense        120,000       120,000        240,000        240,000
  Professional fees          76,906        66,804        463,920        114,848
  Research and development  131,592        77,493        238,930        110,199
  Marketing expense         170,218        76,415        281,399        225,596
  General and
   administrative expenses  155,987       106,393        606,521        202,545
                      -------------  ------------  -------------  -------------
     Total Expenses         654,703       447,105      1,830,770        893,188
                      -------------  ------------  -------------  -------------
INCOME (LOSS)
  FROM OPERATIONS          (113,638)       20,061       (742,806)      (100,249)

INCOME TAX EXPENSE                -             -              -              -
                      -------------  ------------  -------------  -------------
NET INCOME (LOSS)     $    (113,638) $     20,061  $    (742,806) $    (100,249)
                      =============  ============  =============  =============
NET INCOME (LOSS)
  PER SHARE-BASIC     $        0.00  $       0.00  $       (0.02) $       (0.00)
                      =============  ============  =============  =============
DILUTED INCOME
  PER SHARE                     N/A  $       0.00            N/A            N/A
                                     ============
WEIGHTED AVERAGE NUMBER
  OF SHARES              30,773,739    26,432,475     30,665,790     25,978,332
                      =============  ============  =============  =============

                     The accompanying condensed notes are an
              integral part of these interim financial statements.

                                 ALPHATRADE.COM
                  Statements of Stockholders' Equity (Deficit)

                   Preferred Stock     Common Stock      Additional  Net          Other
                  ----------------- ------------------ Paid-In     Subscription Comprehensive Accumulated
                    Shares   Amount   Shares   Amount  Capital     (Receivable) Income        Deficit
                  --------- ------- ---------- ------- ----------- ------------ ------------- -------------
Balance,
December 31, 2005 2,000,000 $ 2,000 29,898,865 $29,899 $26,023,780 $(99,797)    $ 185,800     $(26,375,208)

Common stock
issued for cash
on exercise of
warrants at $0.25
per share
(unaudited)               -       -    115,000     115      28,635        -             -                -

Common stock
issued for
services at an
average price of
$0.26 per share
(unaudited)               -       -  1,277,000   1,277     325,388        -             -                -

Value of options
issued under the
2006 stock option
plan (unaudited)          -       -          -       -     337,436        -             -                -

Net loss for the
six months ended
June 30, 2006
(unaudited)               -       -          -       -           -        -      (174,825)        (742,806)
                  --------- ------- ---------- ------- ----------- --------     ---------     ------------
Balance,
June 30, 2006
(unaudited)       2,000,000 $ 2,000 31,290,865 $31,291 $26,715,239 $(99,797)    $  10,975     $(27,118,014)
                  ========= ======= ========== ======= =========== ========     =========     ============























                     The accompanying condensed notes are an
              integral part of these interim financial statements.

                                 ALPHATRADE.COM
                            Statements of Cash Flows
                                   (Unaudited)
                                                       For the Six Months Ended
                                                               June 30,
                                                     ---------------------------
                                                          2006          2005
                                                     ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                            $   (742,806) $   (100,249)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
   Common stock issued for services and contributions     326,665       109,150
   Value of options granted                               337,436             -
   Contribution of services by officers and directors           -       120,000
   Amortization of services prepaid by common stock       112,984             -
   Depreciation expense                                     6,299         4,142
   Investments received as payment for accounts
  receivable                                             (271,500)            -
 Changes in operating assets and liabilities:
   (Increase) Decrease in accounts receivable                 353       (17,742)
   (Increase) decrease in prepaid expenses                  1,140       (60,394)
   Increase (decrease) in accounts payable and
  accrued expenses                                        (23,090)     (211,570)
   Increase (decrease) in related party payables           73,238        49,464
   Increase in deferred revenue                            14,057        23,044
                                                     ------------  ------------
     Net Cash Used by Operating Activities               (165,224)      (84,155)
                                                     ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets                                  (1,972)      (20,967)
                                                     ------------  ------------
     Net Cash Used by Investing Activities                 (1,972)      (20,967)
                                                     ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Stock offering costs paid                                      -        (4,000)
 Common stock issued for cash                              28,750        45,000
                                                     ------------  ------------
     Net Cash Provided by Financing Activities             28,750        41,000
                                                     ------------  ------------
NET CHANGE IN CASH                                       (138,446)      (64,122)

CASH AT BEGINNING OF PERIOD                               147,408        79,339
                                                     ------------  ------------
CASH AT END OF PERIOD                                $      8,962  $     15,217
                                                     ============  ============






                     The accompanying condensed notes are an
              integral part of these interim financial statements.

                                 ALPHATRADE.COM
                      Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                       For the Six Months Ended
                                                               June 30,
                                                     ---------------------------
                                                          2006          2005
                                                     ------------- -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Interest paid                                       $          -  $          -
 Income taxes paid                                   $          -  $          -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

 Common stock issued for services and contributions  $    326,665  $    109,150
 Contribution of services by officers and directors  $          -  $    120,000
 Common stock issued for extinguishment of debt      $          -  $    735,000
 Value of stock options granted                      $    337,436  $          -


































                     The accompanying condensed notes are an
              integral part of these interim financial statements.

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                       June 30, 2006 and December 31, 2005

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

NOTE 3 - SIGNIFICANT EVENTS

         During the six months ended June 30, 2006, the Company issued 1,277,000 shares of common stock valued at an average price of $0.26 per share for consulting services for marketing the company's products. All issuances of common stock for services were valued at the closing price of the common stock on the dates of authorization.

         During the six months ended June 30, 2006, the Company issued 115,000 shares of common stock for cash at $0.25 per share upon the exercise of options granted under its 2004 Incentive Stock Option Plan.

NOTE 4 - RELATED PARTY TRANSACTIONS

         The Company receives advances from several related parties on a regular basis. During the six months ended June 30, 2006, related parties advanced $73,238 to the Company. Officer salaries of $240,000 for the six months ended June 30, 2006 were paid to the contracting management companies.

NOTE 5 - OPTIONS AND WARRANTS

         Under FASB Statement 123, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 111.88% and 151.20%; risk-free interest rates of 3.50, and 2.14 percent and expected lives of 1.0 and 5.0, for the six months ended June 30, 2006 and 2005, respectively.

         In January 2006 the Company created the 2006 Stock Option Plan whereby it granted the option to purchase 4,500,000 shares of its common stock at $0.32 per share to certain directors, consultants and employees. The options were 25% vested at the date granted and additional vesting will be determined by the Board of Directors. Compensation cost for the Company's stock options granted was $337,436 and $-0- during the six months ended June 30, 2006 and 2005, respectively.

         A summary of the status of the Company's stock options and warrants as of June 30, 2006 and changes during the six months ended June 30, 2006 is presented below:
                                                    Weighted    Weighted
                                         Options    Average     Average
                                            and     Exercise   Grant Date
                                         Warrants    Price     Fair Value
                                        ----------  ---------  ----------

         Outstanding, December 31, 2005 33,797,497  $    0.38  $     0.38
            Granted                      4,500,000       0.32        0.32
            Expired/Canceled                     -       0.00        0.00
            Exercised                     (115,000)      0.25        0.25
                                        ----------  ---------  ----------
         Outstanding, June 30, 2006     38,182,497  $    0.38  $     0.38
                                        ==========  =========  ==========
         Exercisable, June 30, 2006     26,027,000  $    0.40  $     0.40
                                        ==========  =========  ==========

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

Results of Operations.

During the three months ended June 30, 2006, revenue significantly increased over the same period of 2005. Revenue for 2006 was $975,220, which is a 44% increase over fiscal 2005 sales of $676,731. An increase in revenue was realized in all of our products and services but is most directly attributable to increased advertising revenues. Advertising revenues grew from $56,100 in 2005 to $242,585 in 2006. We have established a reputation as a professional advertising medium for publicly traded companies wishing to gain exposure directly with people who are actively trading in the stock market. We also have gained considerable success with companies wishing to market their products via our long-form advertising programs. Our new product mix which includes advertising, our mobile product Jupiter, our web-tools - E-Trax and our new due diligence site are definitely adding to our momentum of growth. Our primary revenue source of E-gate subscription revenues also grew to $713,139 in 2006 from $638,256 in 2005.

We believe that the majority of our growth in revenue will be generated from our advertising programs. As our subscriber base grows both in North America and internationally we believe that the number of companies advertising with us will increase.

Our cost of sales is the cost of the financial content we provide to our subscribers. Many of these costs are fixed monthly fees. Others are on a per user basis. Accordingly, normally as our subscription fees increase the cost of sales as a percentage of revenues decreases. However, in 2006 most of our data feed suppliers increased their prices to us. For the first quarter of 2005 our cost of sales was 35% of subscription revenues compared to 61% in 2006. The cost of sales was unusually low in 2005 because we made settlements with some of our content providers on previously accrued overcharges. These credits totaled approximately $52,108. If the credits are added back into cost of sales it becomes 44%. As our subscription revenues increase, the cost of sales percentage will become more favorable.

We realized a net income of $20,061 for the three months ended June 30, 2005 compared to a net loss of $113,638 for the three months ended June 30, 2006. This is a decrease in net income of $133,699 and directly related to issuing stock to consultants for marketing our products and services. This expense is expected to translate into increased revenues throughout 2006. Included in professional fees are shares of common stock to investor relations consultants valued at $52,365. The investor relations consultants were engaged to create an increased awareness of our company in the investment community with the expectation of increasing revenues and opening doors to investment capital. We realized related party compensation expense of $120,000 for both 2006 and 2005. Our marketing expense increased from $76,415 in 2005 to $170,218 for 2006 because we expanded our marketing program. We also increased our research and development expense from $77,493 in 2005 to $131,592 in 2006 as we developed expanded capabilities for our mobile product Jupiter, our web-tools - E-Trax and our new due diligence site.

Historically, many of our expenses are paid in shares of our common stock. The expenses are recorded at the fair value of the shares issued. Excluding these non cash expenses we would have reported an income of $365 for the three months ended June 30, 2006.

During the six months ended June 30, 2006, revenue significantly increased over the same period of 2005. Revenue for 2006 was $1,934,096, which is a 43% increase over fiscal 2005 sales of $1,348,367. An increase in revenue was realized in all of our products and services but is most directly attributable to increased advertising revenues. Advertising revenues grew from $74,700 in 2005 to $507,185 in 2006. We have established a reputation as a professional advertising medium for publicly traded companies wishing to gain exposure directly with people who are actively trading in the stock market. We also have gained considerable success with companies wishing to market their products via our long-form advertising programs. Our new product mix which includes advertising, our mobile product Jupiter, our web-tools - E-Trax and our new due diligence site are definitely adding to our momentum of growth. Our primary revenue source of E-gate subscription revenues also grew to $1,379,234 in 2006 from $1,271,222 in 2005.

We believe that the majority of our growth in revenue will be generated from our advertising programs. As our subscriber base grows both in North America and internationally we believe that the number of companies advertising with us will increase.

Our cost of sales is the cost of the financial content we provide to our subscribers. Many of these costs are fixed monthly fees. Others are on a per user basis. Accordingly, normally as our subscription fees increase the cost of sales as a percentage of revenues decreases. However, in 2006 most of our data feed suppliers increased their prices to us. For the first half of 2005 our cost of sales was 43% of subscription revenues compared to 61% in 2006. The cost of sales would have been 48% in 2005 without the credits for overcharges from content providers as mentioned above. As our subscription revenues increase, this percentage will become more favorable.

We incurred a net loss of $100,249 for the six months ended June 30, 2005 compared to $742,806 for the six months ended June 30, 2006. This is an increase of $642,557 and directly related to our expanded marketing program of our products and services. This expense is expected to translate into increased revenues throughout 2006. Included in professional fees are shares of common stock to investor relations consultants valued at $326,665 and stock options to our employees valued at $337,436. The investor relations consultants were engaged to create an increased awareness of our company in the investment community with the expectation of increasing revenues and opening doors to investment capital. The stock options were issued under our 2006 Stock Option Plan. We realized related party compensation expense of $120,000 for both 2006 and 2005. Our marketing expense increased from $225,596 in 2005 to $281,399 for 2006 because we expanded our marketing program. We also increased our research and development expense from $110,199 in 2005 to $238,930 in 2006 as we developed expanded capabilities for our mobile product Jupiter, our web-tools - E-Trax and our new due diligence site. Our professional fees expense increased from $114,848 in 2005 to $463,920 for 2006 because of share issuances to consultants. Our general and administrative expense increased from $202,545 in 2005 to $606,521 for 2006 due to the issuance of stock options under the 2006 stock option plan to our employees and directors.

Historically, many of our expenses are paid in shares of our common stock. The expenses are recorded at the fair value of the shares issued. Excluding these non cash expenses the loss for the six months ended June 30, 2006 would have been only $34,279. Excluding non cash expenses for 2005 we would have reported an income $128,901.


Liquidity and Capital Resources.

We have consistently been financed through loans from related parties and from raising capital through private equity offerings. We used $165,224 and $84,155 of cash in our operating activities in the first six months of 2006 and 2005, respectively. This increase of $81,069 was primarily due to the receipt of $271,500 of our accounts receivable in shares of the common stock of several of our advertising customers. We are unsure as to the timing of the sale of those shares for operating funds. For the six months ended June 30, 2006 and 2005 we received cash totaling $28,750 and $-0- from the issuance of our common stock upon the exercise of options granted under the 2004 stock option plan. We expect that in the next twelve months that the cash generated by our operations will be adequate to cover our cash flow.

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

Item 2. Changes in Securities.

The following unregistered securities have been issued since January 1st, 2005:

                                                 Valued
Date             No. of Shares      Title          At          Reason

Jan. 9/2006           320,000      Common         $0.35    Services
Feb. 28/2006           50,000      Common         $0.32    Services
Mar. 10/2006           30,000      Common         $0.31    Services
Mar. 22/2006          200,000      Common         $0.305   Services
Apr. 17/2006          112,000      Common         $0.27    Services
May 31/2006            20,000      Common         $0.27    Services
June 5/2006           100,000      Common         $0.27    Services
June 6/2006            23,000      Common         $0.26    Services
June 7/2006            40,000      Common         $0.26    Services
June 12/2006          169,500      Common         $0.26    Services
June 20/2006          380,000      Common         $0.22    Services
June 23/2006          100,000      Common         $0.20    Services
June 27/2006          112,500      Common         $0.19    Services

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

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.


Item 5. Other Information.


Upon notice from Williams & Webster, P .S., Certified Public Accountants, our former auditors terminated our relationship, withdrawing as auditors effective as of July 19, 2006. The termination of our relationship with Williams & Webster was unanimously accepted by our board of directors and audit committee on July 19,2006. In connection with its audit for the last fiscal year and the interim periods until the date of termination, there have been no disagreements with Williams & Webster on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of Williams & Webster, would have caused it to make reference to the subject matter of the disagreement in connection in its report on the financial statements.

On July 19, 2006, upon the authorization and approval of the board of directors, we engaged Chisholm, Bierwolf & Nilson LLC as our independent registered public accounting firm.

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




                                                   ALPHATRADE.COM


Date:    8/10/2006                                / s / Penny Perfect
                                                   ----------------------------
                                                   President / Director



Date:    8/10/2006                                / s / Katharine Johnston
                                                   ----------------------------
                                                   Principal Accounting Officer