Form 10QSB
period 2006-09-30
ALPHATRADE COM
filed 2006-11-14
CIK 1076462

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

                  For Quarterly period Ended: September 30, 2006; or

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

        State the number of shares outstanding of the issuer's common equity:
$0.001 par value, as of September 30, 2006, was 33,698,365.

         Transitional Small Business Disclosure Format.         Yes       No  X
                                                                    ---      ---

                              Report on Form 10-QSB
                       For the Quarter Ended September 30, 2006

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

         Item 5.      Other Information ................................... 17

         Item 6.      Exhibits and Reports on Form 8-K .................... 17

                      Signatures........................................... 19

                      Certifications.....................................20-25

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying balance sheets of Alphatrade.com at September 30, 2006 and December 31, 2005, and the related statements of operations, stockholders' equity (deficit) and cash flows for the three months and nine months ending September 30, 2006 and 2005, have been prepared by our management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2006, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2006.

















                                 ALPHATRADE.COM

                              FINANCIAL STATEMENTS

                    September 30, 2006 and December 31, 2005

                                 ALPHATRADE.COM
                                 Balance Sheets

                                     ASSETS
                                     ------

                                                  September 30,   December 31,
                                                        2006          2005
                                                  -------------- --------------
                                                    (Unaudited)
CURRENT ASSETS

 Cash                                             $     53,435   $    147,408
 Accounts receivable - trade, net                       49,094          5,830
 Prepaid expenses                                       12,815         12,729
 Prepaid expenses - related parties                     29,122        216,731
                                                  ------------   ------------
   Total Current Assets                                144,466        382,698
                                                  ------------   ------------
PROPERTY AND EQUIPMENT, NET                             40,596         46,531
                                                  ------------   ------------
OTHER ASSETS

 Investments                                           169,925          8,800
 Related party investment                               99,333        312,000
                                                  ------------   ------------
   Total Other Assets                                  269,258        320,800
                                                  ------------   ------------
   TOTAL ASSETS                                   $    454,320   $    750,029
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

                                 ALPHATRADE.COM
                           Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                  September 30,   December 31,
                                                  -------------- --------------
                                                    (Unaudited)
CURRENT LIABILITIES

 Accounts payable and accrued expenses            $    420,069   $    348,875
 Related party payables                                571,324        429,927
 Deferred revenue                                      212,732        204,753
                                                  ------------   ------------
   Total Current Liabilities                         1,204,125        983,555
                                                  ------------   ------------
   Total Liabilities                                 1,204,125        983,555
                                                  ------------   ------------
STOCKHOLDERS' EQUITY (DEFICIT)

 Convertible preferred stock: par value
  $0.001 per share; 10,000,000 shares
  authorized, 2,000,000 Class A shares
  issued and outstanding                                 2,000          2,000
 Common stock: $0.001 par value, 100,000,000
  shares authorized: 33,698,365 and
  29,898,865 shares issued and outstanding,
  respectively                                          33,698         29,899
 Additional paid-in capital                         27,162,381     26,023,780
 Stock subscription receivable                         (99,797)       (99,797)
 Accumulated other comprehensive income (loss)        (299,145)       185,800
 Accumulated deficit                               (27,548,942)   (26,375,208)
                                                  ------------   ------------
   Total Stockholders' Equity (Deficit)               (749,805)      (233,526)
                                                  ------------   ------------
   TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                              $    454,320   $    750,029
                                                  ============   ============
















     The accompanying condensed notes are an integral part of these interim financial statements.

                                 ALPHATRADE.COM
                            Statements of Operations

                           For the Three Months Ended For the Nine Months Ended
                                 September 30,               September 30,
                           -------------------------- -------------------------
                               2006          2005         2006         2005
                           ------------  ------------ ------------ ------------
REVENUE
 Subscription revenue      $   701,526   $   642,182  $ 2,080,760  $ 1,913,404
 Licensing revenue                   -             -            -       30,000
 E-Trax revenue                 11,283             -       58,110            -
 Advertising revenue           347,807       135,870      854,992      180,570
 Other revenue                      93         8,936          943       11,381
                           -----------   -----------  -----------  -----------
   Total Revenue             1,060,709       786,988    2,994,805    2,135,355
                           -----------   -----------  -----------  -----------
COST OF SALES
 Financial content             468,975       353,894    1,313,071      905,844
 Other cost of sales             1,815         2,167        3,851        5,645
                           -----------   -----------  -----------  -----------
   Total Cost of Sales         470,790       356,061    1,316,922      911,489
                           -----------   -----------  -----------  -----------
   Gross Profit                589,919       430,927    1,677,883    1,223,866
                           -----------   -----------  -----------  -----------
EXPENSES
 Management expense            120,000       120,000      360,000      360,000
 Professional fees             554,968         9,551    1,018,888      124,399
 Research and development      103,390        80,850      342,320      191,049
 Marketing expense              78,761       100,954      360,160      326,550
 General and administrative
  expenses                     148,946       143,347      755,467      345,892
                           -----------   -----------  -----------  -----------
   Total Expenses            1,006,065       454,702    2,836,835    1,347,890
                           -----------   -----------  -----------  -----------
INCOME (LOSS)
  FROM OPERATIONS             (416,146)      (23,775)  (1,158,952)    (124,024)
                           -----------   -----------  -----------  -----------
OTHER INCOME (EXPENSE)
  Gain (loss) on sale of
   Investments                 (14,782)            -      (14,782)           -
                           -----------   -----------  -----------  -----------
   Total Other Income
    (Expense)                  (14,782)            -      (14,782)           -
                           -----------   -----------  -----------  -----------
INCOME TAX EXPENSE                   -             -            -            -
                           -----------   -----------  -----------  -----------
NET INCOME (LOSS)          $  (430,928)  $   (23,775) $(1,173,734) $  (124,024)
                           ===========   ===========  ===========  ===========
NET INCOME (LOSS)
  PER SHARE-BASIC          $     (0.01)  $     (0.00) $     (0.04) $     (0.01)
                           ===========   ===========  ===========  ===========
WEIGHTED AVERAGE NUMBER
  OF SHARES                 32,725,986    26,691,623   31,270,687   26,214,958
                           ===========   ===========  ===========  ===========
     The accompanying condensed notes are an integral part of these interim financial statements.

                                 ALPHATRADE.COM
                  Statements of Stockholders' Equity (Deficit)

                     Preferred Stock    Common Stock    Additional       Net         Other
                    ---------------- ------------------  Paid-In    Subscription Comprehensive  Accumulated
                      Shares  Amount   Shares   Amount   Capital    (Receivable) Income (Loss)    Deficit
                    --------- ------ ---------- ------- ----------- ------------ ------------- -------------
Balance,
 December 31, 2005  2,000,000 $2,000 29,898,865 $29,899 $26,023,780 $  (99,797)  $   185,800   $(26,375,208)

Common stock
 issued for cash
 on exercise of
 warrants at
 $0.25 per share
 (unaudited)                -      -    115,000     115      28,635          -             -              -

Common stock
 issued for
 services at an
 average price of
 $0.21 per share
 (unaudited)                -      -  3,684,500   3,684     772,530          -             -              -

Value of options
 issued under the
 2006 stock option
 plan (unaudited)           -      -          -       -     337,436          -             -              -

Net loss for the
 nine months ended
 September 30, 2006
 (unaudited)                -      -          -       -           -          -      (484,945)    (1,173,734)
                    --------- ------ ---------- ------- ----------- ----------   -----------   ------------
Balance,
 September 30, 2006
 (unaudited)        2,000,000 $2,000 33,698,365 $33,698 $27,162,381 $  (99,797)  $  (299,145)  $(27,548,942)
                    ========= ====== ========== ======= =========== ==========   ===========   ============

























     The accompanying condensed notes are an integral part of these interim financial statements.

                                 ALPHATRADE.COM
                            Statements of Cash Flows
                                   (Unaudited)
                                                     For the Nine Months Ended
                                                             September 30,
                                                     -------------------------
                                                          2006         2005
                                                     ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                            $ (1,173,734) $  (124,024)
 Adjustments to reconcile net loss
  to net cash used by operating
  activities:
   Common stock issued for services and contributions     776,214      135,550
   Value of options granted                               337,436            -
   Contribution of services by officers and directors           -      120,000
   Amortization of services prepaid by common stock       174,676            -
   Depreciation expense                                     9,220        6,497
   Investments received as payment for accounts
     receivable                                          (471,510)           -
   Allowance for bad debts                                      -       13,977
   Gain (loss) on sale of investments                      14,782            -
   Changes in operating assets and liabilities:
   (Increase) Decrease in accounts receivable             (43,264)     (17,742)
   (Increase) decrease in prepaid expenses                 12,847     (131,087)
   Increase (decrease) in accounts payable and
     accrued expenses                                      71,194     (179,752)
   Increase (decrease) in related party payables          141,397       52,646
   Increase in deferred revenue                             7,979       28,723
                                                     ------------  -----------
       Net Cash Used by Operating Activities             (142,763)     (95,212)
                                                     ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES

 Sale of investments                                       23,325            -
 Purchase of fixed assets                                  (3,285)     (22,783)
                                                     ------------  -----------
       Net Cash Used by Investing Activities               20,040      (22,783)
                                                     ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES

 Stock offering costs paid                                      -       (4,000)
 Common stock issued for cash                              28,750       52,500
                                                     ------------  -----------
       Net Cash Provided by Financing Activities           28,750       48,500
                                                     ------------  -----------
NET CHANGE IN CASH                                        (93,973)     (69,495)

CASH AT BEGINNING OF PERIOD                               147,408       79,339
                                                     ------------  -----------
CASH AT END OF PERIOD                                $     53,435  $     9,844
                                                     ============  ===========


     The accompanying condensed notes are an integral part of these interim financial statements.

                                 ALPHATRADE.COM
                      Statements of Cash Flows (Continued)
                                   (Unaudited)
                                                     For the Nine Months Ended
                                                              September 30,
                                                     -------------------------
                                                          2006         2005
                                                     ------------  -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Interest paid                                       $          -  $         -
 Income taxes paid                                   $          -  $         -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

 Common stock issued for services and contributions  $    776,214  $   135,550
 Contribution of services by officers and directors  $          -  $   120,000
 Common stock issued for extinguishment of debt      $          -  $ 1,205,000
 Value of stock options granted                      $    337,436  $         -




































     The accompanying condensed notes are an integral part of these interim financial statements.

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                    September 30, 2006 and December 31, 2005

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                    September 30, 2006 and December 31, 2005

NOTE 3 - SIGNIFICANT EVENTS

         During the nine months ended September 30, 2006, the Company issued 3,684,500 shares of common stock valued at an average price of $0.21 per share for consulting services for marketing the Company's products, legal services and for investor relations services. All issuances of common stock for services were valued at the closing price of the common stock on the dates of authorization.

         During the nine months ended September 30, 2006, the Company issued 115,000 shares of common stock for cash at $0.25 per share upon the exercise of options granted under its 2004 Incentive Stock Option Plan.

NOTE 4 - RELATED PARTY TRANSACTIONS

         The Company receives advances from several related parties on a regular basis. During the nine months ended September 30, 2006, related parties advanced $141,397 to the Company. Officer salaries of $360,000 for the nine months ended September 30, 2006 were paid to the contracting management companies.

NOTE 5 - OPTIONS AND WARRANTS

         Under FASB Statement 123, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 111.88% and 151.20%; risk-free interest rates of 3.50, and 2.14 percent and expected lives of 1.0 and 5.0, for the nine months ended September 30, 2006 and 2005, respectively.

         In January 2006 the Company created the 2006 Stock Option Plan whereby it granted the option to purchase 4,500,000 shares of its common stock at $0.32 per share to certain directors, consultants and employees. The options were 25% vested at the date granted and additional vesting will be determined by the Board of Directors. Compensation cost for the Company's stock options granted was $337,436 and $-0- during the nine months ended September 30, 2006 and 2005, respectively.

         A summary of the status of the Company's stock options and warrants as of September 30, 2006 and changes during the nine months ended September 30, 2006 is presented below:

                                                    Weighted   Weighted
                                          Options    Average   Average
                                            and     Exercise  Grant Date
                                          Warrants   Price    Fair Value
                                         ---------- --------  ----------
         Outstanding, December 31, 2005  33,797,497 $   0.38  $     0.38
           Granted                        4,507,500     0.32        0.32
           Expired/Canceled                       -     0.00        0.00
           Exercised                       (122,500)    0.25        0.25
                                         ---------- --------  ----------
         Outstanding, September 30, 2006 38,182,497 $   0.38  $     0.38
                                         ========== ========  ==========
         Exercisable, September 30, 2006 26,027,000 $   0.40  $     0.40
                                         ========== ========  ==========

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

Results of Operations.

During the three months ended September 30, 2006, revenue significantly increased over the same period of 2005. Revenue for 2006 was $1,060,709, which is a 35% increase over fiscal 2005 sales of $786,988. An increase in revenue was realized in all of our products and services but is most directly attributable to increased advertising revenues. Advertising revenues grew from $135,870 in 2005 to $347,807 in 2006. We have established a reputation as a professional advertising medium for publicly traded companies wishing to gain exposure directly with people who are actively trading in the stock market. We also have gained considerable success with companies wishing to market their products via our long-form advertising programs. Our new product mix which includes advertising, our mobile product Jupiter, our web-tools - E-Trax and our new due diligence site are definitely adding to our momentum of growth. Our primary revenue source of E-gate subscription revenues also grew to $701,526 in 2006 from $642,182 in 2005.

We believe that the majority of our growth in revenue will be generated from our advertising programs. As our subscriber base grows both in North America and internationally we believe that the number of companies advertising with us will increase.

Our cost of sales is the cost of the financial content we provide to our subscribers. Many of these costs are fixed monthly fees. Others are on a per user basis. Accordingly, normally as our subscription fees increase the cost of sales as a percentage of revenues decreases. However, in 2006 most of our data feed suppliers increased their prices to us. For the first quarter of 2005 our cost of sales was 55% of subscription revenues compared to 69% in 2006. As our subscription revenues increase, the cost of sales percentage will become more favorable.

We realized a net loss of $23,775 for the three months ended September 30, 2005 compared to a net loss of $430,928 for the three months ended September 30,

2006. This is an increase in net loss of $407,153 and directly related to issuing stock to consultants for marketing, legal and investor relations services. The shares of common stock issued to these consultants were valued at $449,549. The investor relations consultants were engaged to create an increased awareness of our company in the investment community with the expectation of increasing revenues and opening doors to investment capital. The legal expenses were incurred in our efforts to open up the market in Dubai. We realized related party compensation expense of $120,000 for both 2006 and 2005. Our marketing expense decreased from $100,954 in 2005 to $78,761 for 2006 as we concentrated on expanding our product line. We increased our research and development expense from $80,850 in 2005 to $103,390 in 2006 as we developed expanded capabilities for our mobile product Jupiter, our web-tools - E-Trax and our new due diligence site.

Historically, many of our expenses are paid in shares of our common stock. The expenses are recorded at the fair value of the shares issued. Excluding these non cash expenses we would have reported an income of $18,621 for the three months ended September 30, 2006.

During the nine months ended September 30, 2006, revenue significantly increased over the same period of 2005. Revenue for 2006 was $2,080,760, which is a 9% increase over fiscal 2005 sales of $1,913,404. An increase in revenue was realized in all of our products and services except for licensing but is most directly attributable to increased advertising revenues. Advertising revenues grew from $180,570 in 2005 to $854,992 in 2006. We have established a reputation as a professional advertising medium for publicly traded companies wishing to gain exposure directly with people who are actively trading in the stock market. We also have gained considerable success with companies wishing to market their products via our long-form advertising programs. Our new product mix which includes advertising, our mobile product Jupiter, our web-tools - E-Trax and our new due diligence site are definitely adding to our momentum of growth. Our primary revenue source of E-gate subscription revenues also grew to $2,080,760 in 2006 from $1,913,404 in 2005.

We believe that the majority of our growth in revenue will be generated from our advertising programs. As our subscriber base grows both in North America and internationally we believe that the number of companies advertising with us will increase.

Our cost of sales is the cost of the financial content we provide to our subscribers. Many of these costs are fixed monthly fees. Others are on a per user basis. Accordingly, normally as our subscription fees increase the cost of sales as a percentage of revenues decreases. However, in 2006 most of our data feed suppliers increased their prices to us. For the first half of 2005 our cost of sales was 47% of subscription revenues compared to 63% in 2006. The cost of sales would have been 50% in 2005 without the credits for overcharges from content providers as mentioned above. As our subscription revenues increase, this percentage will become more favorable.

We incurred a net loss of $124,024 for the nine months ended September 30, 2005 compared to $1,173,734 for the nine months ended September 30, 2006. This is an increase of $1,049,710 and directly related to issuing stock to consultants for marketing, legal and investor relations services. Included in professional fees are shares of common stock to these consultants valued at $776,214 and stock options to our employees valued at $337,436. The investor relations consultants were engaged to create an increased awareness of our company in the investment community with the expectation of increasing revenues and opening doors to investment capital. The stock options were issued under our 2006 Stock Option Plan. We realized related party compensation expense of $360,000 for both 2006 and 2005. Our marketing expense increased from $326,550 in 2005 to $360,160 for 2006 because we concentrated on marketing our new financial products and advertising program. We also increased our research and development expense from $191,049 in 2005 to $342,320 in 2006 as we developed expanded capabilities for our mobile product Jupiter, our web-tools - E-Trax and our new due diligence site. Our professional fees expense increased from $124,399 in 2005 to $1,018,888 for 2006 because of share issuances to consultants. Our general and administrative expense increased from $345,892 in 2005 to $755,467 for 2006 due to the issuance of stock options under the 2006 stock option plan to our employees and directors.

Historically, many of our expenses are paid in shares of our common stock. The expenses are recorded at the fair value of the shares issued. Excluding these non cash expenses the loss for the nine months ended September 30, 2006 would have been only $60,084. Excluding non cash expenses for 2005 we would have reported an income $11,526.


Liquidity and Capital Resources.

We have consistently been financed through loans from related parties and from raising capital through private equity offerings. We used $142,763 and $95,212 of that cash in our operating activities in the first nine months of 2006 and 2005, respectively. This increase of $47,551 was primarily due to the receipt of $471,510 of our accounts receivable in shares of the common stock of several of our advertising customers. We received $23,325 from the sale of a portion of those shares for operating funds during the nine months ended September 30, 2006. For the nine months ended September 30, 2006 and 2005 we received cash totaling $28,750 and $48,500 from the issuance of our common stock upon the exercise of options granted under the 2004 stock option plan and in private placements. We expect that in the next twelve months that the cash generated by our operations will be adequate to cover our cash flow.

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

Dependence on Key Personnel

We are dependent on the services of Penny Perfect, the President, Chief Executive Officer and Chairman of the Company. The loss of Ms. Perfect or other key executives or personnel, or the inability to attract and retain the additional highly skilled employees required for the expansion of our activities, may have a material adverse effect on our business or future operations. We do not intend to maintain "Key-man" life insurance on any executive officers or other personnel at this time.

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

The Plaintiff alleges that it is owed the sum of $279,664 pursuant to a licensing Agreement executed by the Plaintiff and the Defendant in 1999. Alphatrade is aggressively defending itself against this claim.

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

Item 2. Changes in Securities.

The following unregistered securities have been issued since January 1st, 2006:

Date             No. of Shares   Title       Valued At       Reason

Jan. 9/2006         320,000     Common         $0.35        Services
Feb. 28/2006        50,000      Common         $0.32        Services
Mar. 10/2006        30,000      Common         $0.31        Services
Mar. 22/2006        200,000     Common         $0.31        Services
Apr. 17/2006        112,000     Common         $0.27        Services
May 31/2006         20,000      Common         $0.27        Services
June 5/2006         100,000     Common         $0.27        Services
June 6/2006         23,000      Common         $0.26        Services
June 7/2006         40,000      Common         $0.26        Services
June 12/2006        169,500     Common         $0.26        Services
June 20/2006        380,000     Common         $0.22        Services
June 23/2006        100,000     Common         $0.20        Services
June 27/2006        112,500     Common         $0.19        Services
July 11/2006        252,500     Common         $0.20        Services
July 24/2006        325,000     Common         $0.18        Services
July 27/2006        200,000     Common         $0.21        Services
August 8/2006       600,000     Common         $0.18        Services
August 24/2006      525,000     Common         $0.20        Services
September 26/2006   250,000     Common         $0.17        Services
September 29/2006   250,000     Common         $0.17        Services

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




                                                   ALPHATRADE.COM


Date:    11/13/2006                                / s / Penny Perfect
                                                   ----------------------------
                                                   President / Director



Date:    11/13/2006                                / s / Katharine Johnston
                                                   ----------------------------
                                                   Principal Accounting Officer