Form 10KSB
period 2006-12-31
ALPHATRADE COM
filed 2007-04-06
CIK 1076462

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark one)

|X|    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934

For the fiscal year ended : December 31, 2006
                            -----------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission file number 000-51430
                       ---------


                                 ALPHATRADE.COM
                                 --------------
                 (Name of small business issuer in its charter)


                     Nevada                                  98-0211652
                     ------                                  ----------
(State or other jurisdiction of incorporation or         (I.R.S. Employer
                  organization)                         Identification No.)
------------------------------------------------   -----------------------------

     Suite 1820 - 1111 West Georgia Street
              Vancouver, BC Canada                            V6E 4M3
              --------------------                            --------
    (Address of principal executive offices)                 (Zip Code)
------------------------------------------------   -----------------------------

Issuer's telephone Number: (604) 681-7503
                           --------------

Securities registered under Section 12(b) of the Exchange Act: NONE
                                                               ----

        Securities registered under Section 12(g) of the Exchange Act:

        Title of Each Class            Name of each exchange on which registered
        -------------------            -----------------------------------------
   Common Stock, $.001 par value            Over The Counter Bulletin Board

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The Issuer's revenue for its fiscal year ended December 31, 2006 is $4,392,096.

As of March 26, 2007, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $2,741,971 based on approximately 21,092,085 shares held by non affiliates at a price of $0.13.

As of December  31, 2006,  there were  outstanding  36,750,025  shares of Common
Stock.



                                TABLE OF CONTENTS

                                                                            PAGE
                                     PART I

ITEM 1.    Description of Business.                                           3
ITEM 2.    Description of Property.                                          16
ITEM 3.    Legal Proceedings.                                                16
ITEM 4.    Submission of Matters to a Vote of Security Holders.              16

                                     PART II

ITEM 5.    Market for Common Equity and Related Stockholder Matters.         17
ITEM 6.    Management's Discussion and Analysis or Plan of Operations.       20
ITEM 7.    Financials Statements.                                            24
ITEM 8.    Changes In and Disagreements with Accountants on Accounting
           and Financial Disclosure.                                         24
ITEM 8A.   Controls and Procedures.                                          25


                                    PART III

ITEM 9.    Directors, Executive Officers, Promoters, Control Persons         25
           and Corporate Governance; Compliance With Section 16(a)
           of the Exchange Act.
ITEM 10.   Executive Compensation.                                           28
ITEM 11.   Security Ownership of Certain Beneficial Owners and               31
           Management Related Stockholder Matters.
ITEM 12.   Certain Relationships and Related Transactions,
           and Director Independence.                                        32
ITEM 13.   Exhibits.                                                         34
ITEM 14.   Principal Accounting Fees and Services.                           36

Signatures                                                                   37

ITEM 1.   DESCRIPTION OF BUSINESS

                Information Regarding Forward Looking Statements

AlphaTrade.com (the "Company" or "we" or "us" or "our") has made forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) in this Annual Report on Form 10-KSB (the "Annual Report") that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Annual Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

   1. Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;
   2.  Our ability to generate customer demand for our products;
   3.  The intensity of competition; and
   4.  General economic conditions.

Organizational History

AlphaTrade.com was originally incorporated in the State of Nevada on June 6, 1995 as Sierra Gold Development Corp. Our name was changed to Honor One Corporation on October 29, 1998. On January 6, 2001 the name was changed to AlphaTrade.com. In 2001 our common stock commenced trading on OTC Bulletin Board (the "OTCBB") under the symbol "EBNK". On January 14, 2002, our symbol changed to APTD after we effected a reverse split on a 1 for 50 basis. Unless otherwise indicated, share amounts set forth herein have been adjusted to reflect past stock splits.

Our headquarters are located at Suite 1820 - 1111 West Georgia Street, Vancouver, B.C. Canada.

Overview

From inception AlphaTrade has transformed and grown with the digital age. Initially, AlphaTrade was solely a provider of financial stock market based data, and now has grown into a multi-faceted digital media marketing and promotion agency through our creative use of sports and financial data services.

We provide a broad array of financial products and services including in depth market information from all North American exchanges, the London stock exchange and many of the exchanges in the Middle East. We seek to grow our subscriber base by expanding to other geographic markets to meet the needs of our increasing subscriber base, to diversify the subscriber revenue stream and to mitigate our exposure to regional economic downturns.

During the twelve months ended December 31, 2006, we expanded our core products to include advertising aimed at satisfying the needs of small, mid-sized and large businesses with a desire to target specific demographics. This advertising service is unique in that it is entwined within the financial products and presented to the viewer for long periods during each business day.


Business Strategy

We commenced operations January 1999. Between 1999 and 2002 we developed and implemented a proprietary stock quote service, E-Gate. From 2002 forward we continued to enhance E-Gate by adding more options and additional financial products. In 2005 we added Jupiter, which is a wireless E-Gate service designed to access E-Gate via your wireless device. In 2006, we launched our advertising program, which allowed us to engage in the media business, and helped us lower the cost of providing financial products. This initiative enhanced our management team, expanded our revenue opportunities and further diversified our business. Due to the reception for our advertising service with small and mid-size companies, we desired to expand our demographics outside of the financial arena. We chose the sports industry since it closely resembles our demographics, and our goal was to "go where our customers are" making it easier for them to learn about our company and its services. By associating our company with senior brands and well-established sports properties, we believe that our advertising program could be expanded rapidly thereby ensuring a solid and diversified revenue stream for future years.

Recent Developments

We have recently completed the following transactions:

Associate Sponsorship Agreement with Kenny Bernstein Racing, Inc.

On November 29, 2006, we entered into an Associate Sponsorship Agreement (the "KBR Agreement") with Kenny Bernstein Racing, Inc., a Texas corporation ("KBR"). Under the terms of the KBR Agreement, we agreed to provide financial sponsorship (the "Sponsorship Fee") for the Funny Car race vehicle (the "Race Car") owned by KBR and a race team affiliated with KBR for the National Hot Rod Association national events entered into by the race team in the years 2007, 2008 and 2009, with the term of the KBR Agreement commencing on the date of the KBR Agreement and continuing through December 31, 2009 (the "Term"). The Race Car is designated as the "Monster Energy/Lucas Oil Funny Car," owned and operated by KBR and driven by Kenny Bernstein. Furthermore, pursuant to the terms of the KBR Agreement, KBR granted us an associate sponsorship and promotional rights for Mr. Bernstein as the driver of the Race Car, Race Team, Race Cars and Support Vehicles (as defined in the KBR Agreement).

Sponsorship Agreement with Professional Bull Riders, Inc.

On December 27, 2006, we entered into a Sponsorship Agreement (the "PBR Agreement") with Professional Bull Riders, Inc., a Colorado corporation ("PBR").

Under the terms of the PBR Agreement, we agreed to provide financial sponsorship (the "Sponsorship Fee") for the Built Ford Tough Series ("BFTS") professional bull riding events (the "BFTS Events") and associated annual championship event, with the term of the PBR Agreement commencing on the date of the PBR Agreement and terminating upon the conclusion of the 2007 World Finals (the "Term"). Pursuant to the terms of the PBR Agreement, PBR granted us sponsorship and promotional rights for the advertising and marketing of our company and our products and services in direct association with PBR, our sponsorship of PBR, the BFTS, and the BFTS Events. The PBR agreement was amended in March 2007 to extend the term of the Agreement for the 2008 - 2010 calendar years.

Agreement with Sterling Mets, L.P.

On January 12, 2007, we entered into a Letter Agreement (the "Mets Agreement") with Sterling Mets, L.P. ("Sterling"), owner and operator of the New York Mets National League Baseball team (the "Mets"). Under the terms of the Mets Agreement, Sterling and the Mets granted to us certain Mets' advertising and sponsorship rights for each of the 2007 and 2008 Major League Baseball seasons in consideration of us providing to Sterling certain monetary consideration, with the term of the Mets Agreement commencing on the date of the Mets Agreement and terminating upon the conclusion of the 2008 Major League Baseball season (the "Term"). Specifically, pursuant to the terms of the Mets Agreement, Sterling granted to us the right to advertise our online investment management services (the "Services") during Mets home games in the specifically designated Shea Stadium locations and our associated sponsorship of the Mets.

Agreement with American Drag Racing League

On March 1, 2007, we entered into a three-year agreement (the
ADRL Agreement") with American Drag Racing League ("ADRL"). The multi-faceted ADRL Agreement will give AlphaTrade the title-rights sponsorship for a number of prominent ADRL programs. Pursuant to the terms of the ADRL Agreement, AlphaTrade agreed to become the title sponsor for the season-long points program and the year-end championship eliminators - now called the AlphaTrade Battle for the Belts, the traditional season-ending event in Texas - now called the AlphaTrade ADRL World Finals and the newly established AlphaTrade All-Stars program. This new program has been designed exclusively for this partnership and will involve engaging the fans through a variety of text message promotions. The fans will text to determine the first AlphaTrade ADRL All-Star teams in each of the organization's professional categories.

Agreement with Tampa Bay Devil Rays.

On March 7, 2007, we entered into a Letter Agreement (the "DR Agreement") with the Tampa Bay Devil Rays, a professional baseball team ("Devil Rays"). Under the terms of the DR Agreement, Devil Rays have granted to us certain Devil Rays' advertising and sponsorship rights for each of the 2007, 2008 and 2009 Major League Baseball seasons in consideration of us providing to Devil Rays certain monetary consideration, with the term of the DR Agreement commencing on the date of the Agreement and terminating upon the conclusion of the 2009 Major League Baseball season (the "Term"). Specifically, pursuant to the terms of the DR Agreement, Devil Rays granted to us the right to advertise our online investment management services (the "Services") during Devil Rays home games in the specifically designated Tropicana Stadium locations and our associated sponsorship of the Devil Rays.

Our Core Competencies

We have focused on building a company with a diverse base of revenue opportunities. In addition to our financial data services, we also provide a broad array of advertising and marketing products. In the digital era, all sizes of companies are competing for brand opportunities. With our multi-dimensional advertising, the consumer may see the advertisement when he logs into our financial product, when he attends a sporting event or when he participates in a text message promotion. Our intent with the cross over into our sports properties is that we want to put the enjoyment back into the financial market thereby potentially increasing the number of customers we would attract.

We attribute our business growth to the following core competencies:

   - Entrepreneurial focus. We pride ourselves on our alacrity when presented with strategic business opportunities. By bringing an entrepreneurial focus to the traditional financial industry, we believe we are able to structure new and unique opportunities for our growth. We further believe that our range of experience within these different industries - sporting, financial and advertising - allows us to execute specialize programs typically not offered by any other organization. By offering our customers flexibility and responsiveness and by offering them a full range of brand opportunities, we believe we are well positioned to serve our markets and grow our business.

   - Our unique culture. We have instilled a culture of partnerships, and we create a shared sense of commitment throughout our organization.

   - Employee and Customer Diversity. Since our inception, we have focused on building a diverse group of employees, which we believe enables us to establish and maintain excellent customer relations. Approximately 40% of our associates and employees are minorities with ethnic backgrounds that include Asian, Persian, Hispanic, and Pakistani. Our CEO is a woman and the board of directors is 75% female. Our culture of diversity is the essence of our character; we experience it in our customers and it is embraced by our board of directors, executive officers and employees. - Stringent Credit Policies. We consider credit administration to be of primary importance. We emphasize advance payment for all of our services. Our disciplined approach to credit administration is evidenced by what we believe to be our extremely low to non-existent bad debt.

Our Markets

We believe that we currently operate in industries that provide attractive market opportunities and diverse economic growth possibilities. While general subscriber growth for our stock quote product is predictable, management predicts this growth to be slower than for our advertising products. The diverse needs of our advertising customers provide us with the greatest opportunities for revenue growth. Our business model focuses on utilizing our sports partnerships as a catalyst for expansion in all areas of the company but especially advertising.

Advertising growth. Our advertising program is designed to be a unique and innovative approach for promoting our client's brand. Our sports partnerships drive new traffic to our website which creates a more successful advertising campaign. Our advertising is designed in an "a la carte" fashion, wherein the client can custom tailor an advertising campaign based on their objectives and their budget. We anticipate that the revenue from our advertising program, which encompasses our text events, will be the fastest revenue sector of our company for 2007 and beyond.

Sports partnerships and lead generation. Our management believes that our alliances with our sports partnerships have put our company in the forefront of the sports industry. We believe that these sports teams are some of the most prominent sports properties in the world and their combined fan base offers us an unbelievable opportunity to prospect for new business. Additionally, we will benefit from our association with them due to their reputable management, their vast media exposure, and their dedicated and professional staff members. The support and dedication of our sports properties are the driving force for us to gain traction in our quest to gain market share, to increase our web traffic and in producing what we hope to be phenomenal results for our advertising clients. We hope that over time, these results will continue to build significant benefits to our advertising clients by gaining the exposure they need at a fraction of the cost of more mainstream advertising venues.

Text events and promotions. Text messaging appears to be the perfect venue to engage fans and sports enthusiasts. Our sports partnerships provide what we believe to be a superb venue to derive additional revenue streams via text promotions both in stadium and via web promotions. With the growing base of sports partnerships and greater recognition of our corporate brand, our text programs are rapidly expanding into one of our fastest growing revenue opportunities.

Employees

We currently retain, through contracts with corporations, the services of three executive officers on a full time basis. In addition, through a Canadian management company, we employ sixteen employees/contractors. Our employees are not members of any union, nor have we entered into any collective bargaining agreements. We believe that our relationship with our employees is excellent. We are anticipating hiring additional employees/contractors in the next year to handle anticipated growth.



                                  Risk Factors

You should carefully consider the risks described below as well as other information provided to you in this document, including information in the section of this document entitled "Information Regarding Forward Looking Statements." The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to our company or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our common stock could decline, and you may lose all or part of your investment.

Risks related to Our financial results
--------------------------------------

We have a limited operating history and our limited operating history makes it difficult to evaluate our business and prospects.

We have a limited operating history and our limited operating history makes it difficult to evaluate our business and prospects. We commenced operations in January 2001 and have conducted limited business operations since that time. As a result of our short operating history, we have only limited financial data and business information with which to evaluate our business strategies, past performance and an investment in our common stock. As a company with a limited operating history, there are substantial risks, uncertainties, expenses and difficulties that we are subject to. You should consider an investment in our company in light of these risks, uncertainties, expenses and difficulties. To address these risks and uncertainties, we must do the following:

       o   Successfully execute our business strategy;

       o   Continue to develop our products and services;

       o   Respond to competitive developments; and

       o   Attract, integrate, retain and motivate qualified personnel.

We may be unable to accomplish one or more of these objectives, which could cause our business to suffer. In addition, accomplishing one or more of these objectives might be very expensive, which could harm our financial results.

We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future.

As of December 31, 2006, we have incurred an accumulated net loss of approximately $31 million. We also have plans to significantly increase our corporate expenses and marketing costs due to our sports partnerships. Our management believes that while our business and products will be appealing to our current and future customers, and our revenues have continued to increase in the past three fiscal years, there is no assurance, we will be able to successfully continue to increase our revenues or that our products will be accepted by the market. Furthermore, in light of our significant losses, we will need to generate significant revenues to achieve and sustain profitability. If we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. Any of these factors could cause our stock price to decline.

Management believes that long-term profitability and growth will depend on its ability to:

       o Develop the reputation of AlphaTrade as a successful marketing and advertising company;

       o Successfully identify and exploit appropriate opportunities, markets and products;

       o   Develop viable strategic alliances; and

       o   Maintain sufficient volume of inflow of advertising clients.

We will need to raise substantial additional capital to fund our operations, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our products and services.

Our operations have consumed a substantial amount of cash since inception. We expect to continue to spend substantial amounts to:

       o develop the reputation of AlphaTrade as a successful marketing and advertising company;

       o maintain and increase the company's human resource including full time and consultant resources;

       o   evaluate appropriate opportunities, markets and products; and

       o   evaluate future products and areas for long term development.

To date, our sources of cash have been primarily limited to the sale of our securities and loans from related parties and outside sources. We cannot be certain that additional funding will be available on acceptable terms, if at all. To the extent that we raise additional funds by issuing equity securities or debt convertible debt securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct its business. If we are unable to raise additional capital, when required, or on acceptable terms, we may have to significantly delay, scale back or discontinue our products and services.

Risks Related to Our Business
-----------------------------

There are many competitors in the data feed industry. We expect competition to continue and intensify in the future. We also face competition from discount and full service brokerage firms that provide similar proprietary services to their own customer bases.

The market may not continue to accept our products and our E-Gate product. We generate a large portion of our revenue from subscribers who pay monthly for the E-Gate service. We do expect that E-Gate will continue to account for a substantial portion of our revenue for fiscal 2007. Our future financial performance will depend on increasing acceptance of our current products and on the successful development, introduction and customer acceptance of new products and services.

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

Outside factors may influence our growth and business development.

Outside factors may influence our growth and business development. We expect to experience significant fluctuations in our future results of operations due to a variety of factors, many of which are outside of our control, including, but not limited to the following:

         *     demand for and market acceptance of our products and services;

         *     our efforts to expand into different industries;

         * introduction of new products and services by us or our competitors;

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

Any of the above factors could have a negative effect on our business and on the price of our stock, and we may have to significantly delay, scale back or discontinue our products and services.

Loss of key executives and key personnel and failure to attract qualified managers and employees could limit our growth and negatively impact our business operations

If we lose our key executives and key personnel or fail to attract qualified mangers and employees, we may be unable to successfully operate our business. We depend on the continued contributions of our executive officers and other technical and marketing personnel to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel or their failure to work effectively could have a material adverse effect on our business, financial condition and results of operations. We are not aware of any named executive officer or director who has plans to leave us or retire.

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

We will need to increase the size of our organization, and may experience difficulties in managing growth. We are a small company with a small number of employees as of December 31, 2006. We expect to experience a period of significant expansion in headcount, facilities, infrastructure and overhead and anticipate that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional independent contractors and managers. Our future financial performance and its ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.

If we are unable to protect our intellectual property effectively, we may be unable to prevent third parties from using our technologies and methods, which would impair our competitive advantage.

We do not believe that our operations or products infringe on the intellectual property rights of others. However, there can be no assurance that others will not assert infringement or trade secret claims against our company with respect to our current or future technologies or that any such assertion will not require us to enter into a license agreement or royalty arrangement with the party asserting the claim. Responding to and defending any such claims may distract the attention of our management and have an adverse effect on our business, financial condition and results of operations.

Others may claim in the future that we have infringed their past, current or future technologies. We expect that participants in our markets increasingly will be subject to infringement claims as the number of competitors grows. Any claim like this, whether meritorious or not, could be time-consuming, and result in costly litigation and possibly result in agreements covering intellectual property secrets and technologies. These agreements might not be available on acceptable terms or at all. As a result, any claim like this could harm our business.

We regard the protection of our copyrights, service marks, trademarks, and trade secrets as critical to our success. We rely on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to protect its proprietary rights in products and services. When applicable, we will enter into confidentiality and invention assignment agreements with employees and contractors, and nondisclosure agreements with parties we conduct business with in order to limit access to and disclosure of our proprietary information. These contractual arrangements and the other steps taken to protect our intellectual property may not prevent misappropriation of our technology or deter independent third-party development of similar technologies. We intend to pursue the registration of trademarks and service marks in the U.S. and internationally. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which its services are made available. In addition, the laws of many foreign countries do not protect our intellectual property to the same extent as the laws of the United States. Also, it may be possible for unauthorized third parties to copy or reverse engineer aspects of our products, develop similar technology independently or otherwise obtain and use information that we regard as proprietary. Furthermore, policing the unauthorized use of our products is difficult.

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

We substantially rely on third party providers.

Our future success for our financial products depend upon our ability to aggregate and deliver compelling financial content over the Internet. We rely heavily on third party content providers, namely Reuters Information Ltd., Acquire Media Corporation and Hemscott, Inc. Currently we have a one year contract with Reuters which calls for monthly payments of $35,650, a one year contract with Acquire Media Corporation which calls for monthly payments of $4,500, and a yearly contract with Hemscott, Inc., which calls for monthly payments of $5,000. All of the aforementioned contracts provide for automatic renewal unless both parties negotiate otherwise or unless the provider is unable to deliver the feed. Although there are many competitors to these feed suppliers and if necessary a new contract could be negotiated, a temporary disruption in these feed suppliers could have a negative effect on our business. We also have contracts with various stock exchanges and market quotation services including the Pink Sheets, the New York and Toronto exchanges and the London Stock Exchange. We supply this exchange data to our customers on a reimbursed basis. The loss of our data feeds from these exchanges and market quotation services would seriously damage our customer relations and likely result in a loss of our customers.

We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights.

We have periodically offered and sold our common stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act of 1933, as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. In most of these sales, we have not received a legal opinion to the effect that these offerings were exempt from registration under any federal or state law. Instead, we have relied upon the operative facts as the basis for such exemptions, including information provided by investors themselves.

If any prior offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial preemption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which it has relied, we may become subject to significant fines and penalties imposed by the SEC and state securities agencies.

Our independent auditors have expressed a going concern qualification in their report dated February 1, 2007.

Our independent auditors have expressed a going concern regarding our company. Our ability to continue as a going concern is dependant upon our ability to achieve a profitable level of operations. We will need, among other things, additional capital resources. Management's plans include concentrating its efforts on increasing our subscriber base and increasing our advertising revenues. We are also exploring the possibility of acquiring companies that are synergistic with our existing business. However, management cannot provide any assurances that we will be successful in accomplishing any of its plans.

The  availability  of a large number of  authorized  but unissued  shares of our
common  stock  may,   upon  their   issuance,   lead  to  dilution  of  existing
stockholders.

We are authorized to issue 100,000,000 shares of our common stock and 10,000,000 shares of preferred stock, of which as of December 31, 2006, 36,750,025 shares of common stock and 4,000,000 shares of preferred stock were issued and outstanding. In addition, we also have also issued warrants and stock options of which 39,822,997 are outstanding as of December 31, 2006, and 28,440,500 are exercisable at a weighted average exercise price of $0.42 to purchase an equivalent amount of shares of common stock. Assuming exercise of these warrants and stock options, we will be left with more than 23,000,000 authorized shares that remain unissued. These shares may be issued by our Board of Directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the market price of our common stock.

Risks related to our common stock and its market value:
-------------------------------------------------------

There is a limited market for our common stock which may make it more difficult for you to dispose of your stock. Our common stock has been quoted on the OTC Bulletin Board under the symbol "APTD" since January 15, 2002. There is a limited trading volume for our common stock. For example, approximately more than one-half of the trading days during January of 2007 saw trading in our stock of less than 50,000 shares per day. During that same period, the smallest number of shares trade in one day was 0 and the largest number of shares traded in one day was 111,111. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

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

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the Company's common stock.

Our common stock is subject to the "penny stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

       o that a broker or dealer approve a person's account for transactions in penny stocks; and

       o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

       o obtain financial information and investment experience objectives of the person; and

       o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form:

       o sets forth the basis on which the broker or dealer made the suitability determination; and

       o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

We do not expect to pay dividends in the future. Any return on investment may be limited to the value of our stock. We do not anticipate paying cash dividends on our stock in the foreseeable future. The payment of dividends on our stock will depend on our earnings, financial condition and other business and economic factors affecting our company at such time as the board of directors may consider relevant. If we do not pay dividends, our stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

A sale of a substantial number of shares of our common stock may cause the price of its common stock to decline. If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall. These sales also may make it more difficult for the Company to sell equity or equity-related securities in the future at a time and price that the Company deems reasonable or appropriate. Stockholders who have been issued shares in the Acquisition will be able to sell their shares pursuant to Rule 144 under the Securities Act of 1933, beginning one year after the stockholders acquired their shares.

The exercise of our outstanding warrants and options may depress our stock price

We currently have 39,822,997 warrants and options to purchase shares of our common stock outstanding as of December 31, 2006, of which 28,440,500 are exercisable at a weighted average exercise price of $0.42 as of equal date. The exercise of warrants and/or options by a substantial number of holders within a relatively short period of time could have the effect of depressing the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

We may need additional capital that could dilute the ownership interest of investors.

We require substantial working capital to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of holders of our common stock and they may experience additional dilution. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future. The issuance of additional common stock by our management, may have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

ITEM 2.   DESCRIPTION OF PROPERTY

Our executive offices are located at Suite 1820 - 1111 West Georgia Street, Vancouver, B.C., Canada, in a 4,500 square foot facility. We have a month-to-month sub-lease at a current monthly rent of $12,500. The lease expires in May 2007. We have also secured a larger space at a discounted rate from June 2007 to May 2011. We house our equipment in a high-speed infrastructure co-location in British Columbia to ensure our support coverage is manned 24/7/365. We do not own any real estate.

ITEM 3.   LEGAL PROCEEDINGS

We are a defendant in a litigation case pending in the Supreme Court of British Columbia, Canada. This action was filed on December 23, 2003 and is between Zacks Investment Services Inc. as Plaintiff and AlphaTrade.com as Defendant. The case number is S036907. The Plaintiff alleges it is owed the sum of $279,664 pursuant to a licensing Agreement executed by the Plaintiff and the Defendant in 1999. We are vehemently defending our self against this claim. At the request of the Plaintiff, we have submitted a settlement proposal, for the Plaintiff to accept the $14,758.58 currently held by the Court as payment in full, which is currently outstanding.

During the year ending December 31, 2002, a company filed an action against us in the Supreme Court of British Columbia, Canada claiming unspecified damages. We filed a Statement of Defense in August, 2002. There has been no further developments in this action. We plan to vigorously defend ourselves.

From time to time we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings . In addition, management is not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Should any liabilities incurred in the future, they will be accrued based on management's best estimate of the potential loss. As such, there is no adverse effect on our consolidated financial position, results of operations or cash flow at this time. Furthermore, our management does not believe that there are any proceedings to which any of our directors, officers, or affiliates, any owner of record of the beneficially or more than five percent of our common stock, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fiscal year ended December 31, 2006.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Market Information

Currently, our common stock is traded on the OTCBB and quoted under the symbol "APTD". The high and low bid prices for the Common Stock as reported by our content provider, Reuters Information Ltd. are listed below. The prices in the table reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2006 Fiscal Year - Quarterly Information
                                                     High              Low

First                                                0.40              0.27
Second                                               0.30              0.19
Third                                                0.22              0.16
Fourth                                               0.28              0.15

2005 Fiscal Year - Quarterly Information
                                                     High              Low

First                                                0.39              0.21
Second                                               0.48              0.25
Third                                                0.48              0.21
Fourth                                               0.46              0.31

The shares of common stock quoted are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15(g)9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Trading in the shares is subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the company's common stock and may affect the ability of stockholders to sell their shares.


Holders

As of December 31, 2006 there were 235 stockholder of record of our common stock. This does not include an indeterminate number of shareholders who may hold their shares in "street name".

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

Sales of Unregistered Securities

The future sale of presently outstanding "unregistered" and "restricted" common stock by present members of our management and persons who own more than 5% of our outstanding voting securities may have an adverse effect on the trading market for our shares.

The following unregistered securities have been issued since January 1, 2006 and have not been previously disclosed in our Form 10-QSB's unless otherwise noted:

Fiscal year ended December 31, 2006

                                              Valued
Date              No. of Shares     Title        At          Reason

October 2/2006       500,000     Common         $0.17        Services
October 18/2006       25,000     Common         $0.20        Services
November 6/2006      375,000     Common         $0.24        Services
November 14/2006      16,580     Common         $0.22        Services
November 28/2006      16,580     Common         $0.20        Services
December 11/2006   1,037,500     Common         $0.20        Cash
December 11/2006     680,000     Common         $0.20        Cash

Fiscal year ended December 31, 2005 and 2004

Information regarding our sales of our unregistered securities for the Fiscal years ended December 31, 2006, 2005 and 2004, other then what is set forth above, has been previously furnished in our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of our company or executive officers of our company, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information

Our board of directors adopted Stock Incentive Plans (collectively the "Plans") in 2002, 2003, 2004 and 2005 calendar years pursuant to which we have reserved an aggregate of 15,350,000 shares of our common stock for issuance upon the exercise of our stock options or the grants of our restricted shares, which adoption is subject to stockholder approval at our next scheduled annual meeting. We are planning to seek stockholder approval in order to satisfy the requirements for performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended, the requirements under Section 422 of the Code with respect to incentive stock options to the extent such options are granted under the 2006 Incentive Award Plan. The following may be granted under the Plan: shares of restricted common stock; options to acquire shares of our common stock intended to qualify as incentive stock options, or ISOs, under
Section 422(b) of the Internal Revenue Code; or non-qualified stock options to acquire shares of our common stock, or NSOs.

The Plans provide that the exercise price for ISOs and NSOs is not less than the fair market value per share of our common stock at the date of grant. The Company cannot reprice outstanding options granted under the 2006 Incentive Award Plan without the consent of its stockholders. The option exercise price must be paid in full at the time the notice of exercise of the option is delivered to us and must be tendered in cash, or by personal or certified check. The Plan's Administrator has the discretion to permit a participant to exercise by delivering a combination of shares and cash. Each option expires within 10 years of the date of grant. However, if ISOs are granted to persons owning more than 10% of our voting stock, the exercise price may not be less than 110% of the fair market value per share at the date of grant, and the term of the ISOs may not exceed five years. As of the six month period ending June 30, 2006, no securities were granted under this plan.

Other than the Plans, we maintain no other equity compensation plan pursuant to which we may grant equity awards to eligible persons.

The following table summarizes our equity compensation plan information as of December 31, 2006.

                                                               Number of Shares
                                                             Remaining Available
                                                             for Future Issuance
                     Number of Shares to                         Under Equity
                       Be Issued upon      Weighted-Average   Compensation Plans
                         Exercise of      Exercise Price of   (Excluding Shares
                         Outstanding     Outstanding Options,    Reflected in
                      Options, Warrants  Warrants and Rights      Column (a))
Plan Category(1)         and Rights)            (b)                  (c)
-------------------- ------------------- -------------------  ----------------

Equity Compensation
  plans approved by
  stockholders              N/A                  N/A                N/A
Equity Compensation
  plans not approved
  by stockholders        28,440,500             $0.42             11,382,497
      Total              28,440,500             $.042             11,382,497

ITEM 6.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF OPERATIONS

Some of the information contained in this Annual Report forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) Some of the statements contained in this Annual Report on Form 10-KSB (the "Annual Report") that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Annual Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1. Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;
2. Our ability to generate customer demand for our products;
3. The intensity of competition;  and
4. General economic conditions.

Overview

We provide a broad array of financial products and services including in depth market information from all North American exchanges, the London stock exchange and many of the exchanges in the Middle East. We seek to grow our subscriber base by expanding to other geographic markets to meet the needs of our increasing subscriber base, to diversify the subscriber revenue stream and to mitigate our exposure to regional economic downturns.

During the twelve months ended December 31, 2006, we expanded our core products to include advertising aimed at satisfying the needs of small, mid-sized and large businesses with a desire to target specific demographics. This advertising service is unique in that it is entwined within the financial products and presented to the viewer for long periods during each business day.

Result of Operations for the twelve months ended December 31, 2006 and 2005

During the fiscal year ended December 31, 2006, we saw revenue increase every quarter. Total revenues for fiscal 2006 were $4,395,996 which is a 45% increase over fiscal 2005 sales of $3,019,881. The increase in revenue is directly attributable to the increase in our advertising revenue. We focused on building our advertising business to provide a more diversified revenue model for our future growth. Subscription revenues increased to $2,817,955 from $2,553,623 in 2005. That is only a 10% increase due in part because we focused our marketing efforts on building our advertising business. We contracted with our sports properties because their demographics are ideal for our subscription products and for our advertising. We felt this association would be a catalyst for potential growth in both revenue categories as well as introduce revenue from text message promotions. Our advertising revenue grew at a fast pace in 2006. Advertising revenues increased from $444,300 in 2005 to $1,500,556 in 2006, an increase of 237%. Due to the success of our advertising campaigns and the increased visibility that our website is getting, our advertising programs are becoming more marketable to the mid-size and larger companies with expanded marketing budgets. Our advertising clients come from our direct marketing efforts. We recognized $76,491 in E-Trax revenue compared to $19,205 in the prior year

Our cost of sales is primarily the cost to purchase and disseminate the financial content we provide our customers. For the calendar year ended December 31, 2006 the cost was $1,750,533 compared to $1,304,020 in 2005. The percentage of cost of sales to subscription revenues was 62% in 2006 compared to 51% in 2005 due mainly to price increases from the major financial content providers. Most of our financial content costs are fixed, meaning that the data and exchange providers charge a flat monthly fee. As our subscription volume goes up our cost of sales does not go up proportionately. Accordingly, as revenues increase in 2007 we expect the cost of sales percentage to decline. We also had $5,486 in other cost of sales in 2006 compared to $7,314 in 2005.

We have contracted with two companies for the services of two of the Company's officers and directors. These companies are not owned by the officers but the compensation earned by them is to the future benefit of the officers. Under the terms of the contracts entered into in 2005 the companies are to continue to receive a base salary of $240,000 each per year. The contracts also provide for annual bonuses equal to the annual salary and for stock options based upon performance levels. The companies were each awarded a bonus of $34,000 based upon our growth in revenues.

The total compensation expense to these entities was $480,000 in 2006 and 2005. No bonus was awarded in 2005. Similarly, the related party cash compensation is expected to be $480,000 in 2007. The companies were also awarded bonuses of 1,000,000 preferred shares each. The preferred shares are convertible into common shares on a 10 for 1 basis. We recognized an additional $3,080,011 in expense for the fair value of these preferred shares.

We incurred $1,956,125 in professional fees in 2006 compared to $366,130 in 2005. $1,140,842 of this expense was paid in shares of our common stock. Professional fees include fees paid to accountants, attorneys and investor relation firms. We had limited cash available to pay our professional consultants in 2006, so we paid many of them with shares of common stock. The shares were valued at market value for accounting purposes but discounted by the consultants for their services. We hope to be able pay for more services with cash in 2007 so that we can reduce the expense effect of this discounting.

We recorded research and development expense of $411,595 for 2006 compared to $276,626 in 2005, an increase of 48%. This expense reflects the cost of creating our digital media promotions, website enhancements, and development staff. This is what keeps us at the cutting edge of technology and ensures that our clients, both advertising and our monthly subscribers have the latest in Internet products at their disposal. The costs for research and development are expected to decline in 2007.

We expended $902,167 for marketing in 2006 compared to $688,629 in 2005. Since most of our direct marketing efforts in 2006 were via the Internet or from our sales people, this cost was relatively low. $400,000 of this increase for 2006 is due to our sports partnerships. We expect our marketing costs to rise substantially for 2007 due to the following: we have contracted with additional sports associations, we are aggressively hiring additional sales people and we have three different products to market - advertising, text messaging and our subscription based financial product. Since, our cash resources will determine how much we can spend on marketing, our associations with the sports teams provide us with a built-in audience with which to capitalize on revenue opportunities to further our marketing efforts.

Our general and administrative expenses increased by 18% in 2006 to $503,409 from $424,533. The increase was primarily due to increased travel related to the generation of brand awareness for our products. We expect a similar increase for 2007 as we activate our sponsorships with our sports organizations.

We incurred a net loss of $4,736,540 for the year ended December 31, 2006 compared to $527,371 for the year ended December 31, 2005. Included in the loss for 2006 and 2005 was $4,603,954 and $526,200, respectively as the value of options and shares issued for services. Excluding these non-cash expenses, the losses for 2006 and 2005 would have been $132,586 and $1,171, respectively. Due to our improved cash position we hope to minimize the practice of issuing shares of stock for services which will serve to also decrease our related party expense.

Liquidity and Capital Resources.

AlphaTrade has consistently been financed from raising capital through private equity offerings. We were provided $46,048 of cash in 2005 compared to $334,400 of cash used in operating activities in 2006. For the twelve months ended December 31, 2005 we received net cash of $48,500 compared to $338,500 for the same period of 2006, from the issuance of our common stock. We invested $26,499 and $3,935 in asset purchases in 2005 and 2006, respectively.

We expect that our 2007 cash inflows from operations may not be adequate to cover cash out-flows from operations because of our financial commitments to our sports partnerships. We expect that we will need to raise approximately $1,000,000 from either increased advertising revenues, a private placement of our common stock or a loan to meet these commitments.

We are continually investigating acquisition targets and our stock may be required as part of the consideration for any acquisition.

We currently have no material commitments for capital requirements. We believe that our capital inflows and our equipment infrastructure is adequate to handle the expected growth in 2007.

We are not aware of any material trend, event or capital commitment, which would potentially adversely affect liquidity. In the event a material trend develops, we believe we will have sufficient funds available to satisfy working capital needs through debt or from funds received from equity sales.

Recent Accounting Pronouncements

SFAS 157. In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

FASB Interpretation No. 48. In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109", which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

SFAS 156. In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140." This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company's financial condition or results of operations.

ITEM 7.   FINANCIAL STATEMENTS

Financial statements as of and for the fiscal years ended December 31, 2006 and 2005 been examined to the extent indicated in their report by Chisholm, Bierwolf & Nilson, LLC, independent certified public accountants, and have been prepared in accordance with Generally Accepted Accounting Principles and pursuant to
Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein under Item 14 starting with page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On November 22, 2005, our Board of Directors approved and ratified the termination of HJ & Associates, LLC as its auditors and, simultaneously, approved and ratified the engagement of Williams and Webster PS as our auditors. On July 19, 2006, our Board of Directors accepted the resignation of Williams and Webster PS as our auditors and, simultaneously, approved and ratified the engagement of Chisholm, Bierwolf & Nilson, LLC as our auditors.

The audit report submitted by HJ & Associates for the year ended December 31, 2004 included a modification as to our ability to continue as a going concern.

Such modification was based upon our status as a development stage company with no significant operating history. The submitted audit reports contained no adverse opinion, disclaimer of opinion or other modifications or qualifications. HJ & Associates did not, during the applicable periods, advise us of any of the enumerated items described in Item 304(a)(1) of Regulation S-K. During the relevant periods in which HJ & Associates served as our auditors, there were no disagreements between HJ & Associates and our company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of HJ & Associates, would have caused HJ & Associates to make reference thereto in, or in connection with, its reports on financial statements for the years or such interim period.

ITEM 8A.  CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and a person who performs the functions of the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth information regarding our directors and executive officers as of December 31, 2006:

       Name         Age                    Position               Director Since
------------------- --- ----------------------------------------- --------------

Penny Perfect*      53     Founder, Chairman, Chief Executive      October 1999
                           Officer, President and Director
Gordon Muir         53     Founder, Chief Technology Officer and   October 1999
                           Director
Katharine Johnston* 53     Vice-President - Business Operations,   January 2005
                           Director
Lisa McVeigh*       43     Director                                January 2000

*  Member of the audit committee

The term of office of each director of the Company ends at the next annual meeting of the Company's stockholders or when such director's successor is elected and qualifies. No date for the annual meeting of stockholders is specified in the Company's bylaws or has been fixed by the Board of Directors.

The following information sets forth the backgrounds and business experience of the directors, executive officers and key employees:

PENNY PERFECT: Penny Perfect is the Chief Executive Officer, President and a Director of AlphaTrade.com. Ms. Perfect is also one of the founders of AlphaTrade. Ms. Perfect's leadership and passion have become hallmarks of the company. During the past 20 years, Ms. Perfect has headed several companies with full management responsibility which includes delivering on the company's mission of enabling people and growing the businesses. Ms. Perfect first role in business was a successful run as an independent stock broker. As a broker, Ms. Perfect was involved in many aspects of investment products including structuring and raising capital. Before joining AlphaTrade, Ms. Perfect served as President of Worldwide Investment Network (WIN), a membership-based community of investment executives. As President, Ms. Perfect was responsible for providing investment banking and administration services to early stage development companies. Ms. Perfect is a graduate of the University of Alberta.

GORDON MUIR has served as a Director of AlphaTrade since October 21, 1999. He became Chief Executive Officer in February, 2000 and resigned from that position and was appointed Chief Technology Officer in January, 2004. Mr. Muir has been an independent investor and business consultant since 1990. He was the founder of Navmaster Technologies, a company credited with developing the first GPS charting systems for the Marine Industry that relied on optical imaging rather than computers. He has over 16 years experience in senior level management in a variety of business mainly in the automotive and industrial industries.

KATHARINE JOHNSTON was appointed as a Director in January, 2005. As the principal financial officer and VP-Business Operations of AlphaTrade Mrs. Johnston oversees all AlphaTrade financial transactions and department heads, as well as interagency relationships with accountants and lawyers. Mrs. Johnston has been with AlphaTrade since its inception in 1999 and was appointed managing director in January 2005 and VP-Business Operations in February, 2007. Prior to AlphaTrade, Mrs. Johnston was a self-employed administrator and legal assistant for over fifteen years. Knowledgeable in British Columbia securities and regulatory issues, Mrs. Johnston sat on many financial boards and has vast experience in the administration and management of public companies. Mrs. Johnston attended the University of British Columbia.

LISA McVEIGH has served as a Director since January 21, 2000. Ms. McVeigh has held the position of Financial Officer with British Columbia Film for over fourteen years and serves on the audit committee for AlphaTrade.com.

Family Relationships

Penny Perfect, our CEO, President, Chairman and a member of our board of directors, and Gordon Muir, our CTO and a member of our board of directors, are married to each other and both are founding members of Alphatrade.com. There are no other family relationships between any other Directors or executive Officers. With the exception of the foregoing, none of the other directors and executive officers are related by blood, marriage or adoption.

Board Committees

At this time, other then an audit committee, the board has no committees, including nominating or compensation committee, but we intend to create such committees following the annual meeting and election of directors.

Audit Committee

The members of the audit committee are Penny Perfect, Katharine Johnston and Lisa McVeigh.

Code of Ethics

We adopted a Code of Ethics (the "Code of Ethics") applicable to our principal executive, financial and accounting officer and persons performing similar functions. In addition, the Code of Ethics applies to our employees, officers, directors, agents and representatives. The Company's Code of Ethics is intended to comply with the rules and regulations of the Securities and Exchange Commission and the rules of the NASDAQ Stock Market. The Code of Ethics is available, at no cost, from the Company upon written request to Katharine Johnston, VP Business Development of AlphaTrade.Com, and a copy is annexed as
Exhibit 14 to the Company's Annual Report filed on Form 10-KSB with the SEC on March 31, 2006.

Compliance with Section 16 of the Exchange Act.

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2006, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

Director Compensation

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the fiscal year ended December 31, 2006.

                        Fees                                Change in
                       Earned                             Pension Value
                         or                  Non-Equity        and
                        Paid                 Incentive    Nonqualified
                         in   Stock  Option    Plan         Deferred       All Other
                        Cash  Awards Awards Compensation  Compensation   Compensation   Total
Name                    ($)    ($)    ($)       ($)         Earnings         ($)         ($)
(a)                     (b)    (c)    (d)       (e)            (f)         (g) (5)       (h)
--------------------- ------- ------ -----  ------------  -------------  ------------  --------
Penny Perfect (1)       --     --     --            --            --            --        --
Gordon Muir (2)         --     --     --            --            --            --        --
Katharine Johnston (3)  --     --     --            --            --            --        --
Lisa McVeigh (4)        --     --     --            --            --            --        --

       (1) Ms. Perfect appointed as a director of the Company effective as of October 21, 1999.
       (2) Mr. Muir appointed as a director of the Company effective as of October 21, 1999.
       (3) Ms. Johnston appointed as a director of the Company effective as of January 31, 2005.
       (4) Ms. McVeigh appointed as a director of the Company effective as of January 21, 2000.
       (5) With the exception of reimbursement of expenses incurred by our named executive officers during the scope of their employment, none of the named executive received any other compensation, perquisites, personal benefits in excess of $10,000.
       (6) See Executive Compensation table below for the total amount of compensation received by Ms. Perfect and Mr. Muir in their capacities as our executive officers.

Directors that are non-officers of the Company do not receive a cash retainer annually nor do they receive any remuneration for attendance at a board meeting, other than reimbursement for travel expenses.

ITEM 10.  EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and other named executive officers and directors of our Company whose total annual salary and bonus exceeded $100,000 (collectively, the "named officers") for fiscal year ended December 31, 2006.

                           Summary Compensation Table

                                                                                            Change in
                                                                              Non-Equity     Pension
                                                                              Incentive     Value and
                                                                                 Plan     Non-Qualified        All
                                                       Stock                   Compens-      Deferred         Other
                                   Salary    Bonus     Awards     Option        ation     Compensation    Compensation
Name & Principal Position   Year     ($)      ($)     ($) (4)    Awards ($)      ($)      Earnings ($)      ($) (1)      Total ($)
--------------------------  ----   -------   ------   ---------  ----------   ----------  --------------  ------------   ---------
Penny Perfect               2006   240,000   34,000   1,540,005   149,972          -             -                       1,963,977
 CEO and President
 (3)
Gordon Muir
 Chief Technology Officer   2006   240,000   34,000   1,540,006   149,972          -             -                       1,963,977
 (3)

* Market value of the underlying securities based on the closing price, $0.17, of our common stock on December 29, 2006, the last trading day of 2006 fiscal year.

(1) With the exception of reimbursement of expenses incurred by our named executive officers during the scope of their employment and stated stock award amounts, none of the named executive received any other compensation, perquisites, personal benefits in excess of $10,000.

(2) Ms. Perfect received the following stock awards during the 2006 fiscal year in consideration for her services as the CEO and President: 1,000,000 shares of Class B preferred stock. The Company's board of directors approved the award in light of believing that the grant was a fair estimate of the amount of compensation that should be granted to Ms. Perfect for her services to the Company during 2006 fiscal year.
(3) Mr. Muir received the following stock awards during the 2006 fiscal year in consideration for his services as the CTO: 1,000,000 shares of Class B preferred stock. The Company's board of directors approved the award in light of believing that the grant was a fair estimate of the amount of compensation that should be granted to Mr. Muir for his services to the Company during 2006 fiscal year.

In addition, we do not have either (i) a plan that provides for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans, nor (ii) any contract, agreement, plan or arrangement, whether written or unwritten, that provides for payment(s) to any of our named executive officers at, following, or in connection with the resignation, retirement or other termination of any of our named executive officers, or in connection with the change in control of our company or a change in any of our named executive officers' responsibilities following a change in control, with respect to each of our named executive officers.

The following table sets forth the compensation earned by the Company's Chief Executive Officer during the fiscal years ended December 31, 2005 and 2004, respectively, and other executive officers whose annual compensation exceeded $100,000 during these fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                     Long-Term and Other
                 Annual Compensation                 Compensation
                 -------------------------------     --------------------------
                                                     Number of
Name and                                     Other   Securities    All Other
Principal         Fiscal                     Annual  Underlying    Compensation
Positions         Year   Salary(1)   Bonus   Comp    Options       (2)
---------------------------------------------------  ---------------------------

Penny Perfect     2005   $240,000             --     --     3,000,000 shares (3)
CEO & President   2004   $240,000   $220,000                1,000,000 shares


Gordon J. Muir    2005   $240,000             --     --     3,000,000 shares (3)
Chairman          2004   $240,000   $220,000                1,000,000 shares

1) Salaries and bonuses for 2004 were accrued and remain partially unpaid. In 2005 the Company paid approximately $210,000 in prior accrued compensation and issued 1,000,000 shares of common stock for accrued bonuses of $295,000.
2) Shares issued to companies in which the executive officers have a residual interest.
3) Shares issued in 2005 and 2004 were common shares.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information with respect concerning unexercised options; stock that has not vested; and equity incentive plan awards for each of our named executive officers outstanding as of the end of our to grants of options to purchase our common stock under our Stock Incentive Plan to the named executive officers during the fiscal year ended December 31, 2006.

                               Option Awards                                                           Stock Awards
------------------------------------------------------------------------------  ------------------------------------------------
                                                                                                         Equity        Equity
                                                                                                        Incentive     Incentive
                                                                                                          Plan      Plan Awards:
                                                                                             Market     Awards:      Market or
                                            Equity                                           Value       Number        Payout
                                          Incentive                                            of          of          Value
                                             Plan                                            Shares     Unearned         of
                                           Awards:                               Number        or       Shares,       Unearned
                                            Number                              of Shares    Units      Units or      Shares,
             Number of     Number of          of                                or Units       of        Other        Units or
             Securities    Securities     Securities                            of Stock     Stock       Rights        Other
             Underlying    Underlying     Underlying                              That        That        That         Rights
            Unexercised   Unexercised    Unexercised      Option                  Have        Have        Have       That Have
              Options       Options        Unearned      Exercise     Option       Not        Not         Not           Not
                ($)           ($)          Options         Price    Expiration    Vested     Vested      Vested        Vested
Name        Exercisable  Unexercisable       (#)            ($)        Date        ($)        ($)         (#)           ($)
------------------------------------------------------------------------------  ----------  ---------  ----------   -----------
Penny         14,500,000        750,000         --        $0.42          --        --          --         --            --
   Perfect
Gordon
   Muir       14,500,000        750,000         --        $0.42          --        --          --         --            --

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the stock ownership as of December 31, 2006, of each person who is known to be the beneficial owner of more than 5% of our common stock; held directly or indirectly by each director; or by each person who was our executive officer or director during the fiscal year ended December 31, 2006, and by our directors and executive officers as a group.

                                           Shares
                                       Beneficially
Name of Beneficial Owner               Owned(1)                Percent (2)

Penny Perfect                          12,941,620 (3)(5)       37%
c/o AlphaTrade.com
Suite 1820 - 1111 W. Georgia St.
Vancouver, B.C.

Gordon Muir                            12,716,320 (4)          36%
c/o AlphaTrade.com
Suite 1820 - 1111 W. Georgia St.
Vancouver, B.C.

Katharine Johnston                       none
c/o AlphaTrade.com
Suite 1820 - 1111 W. Georgia St.
Vancouver, B.C.

Lisa McVeigh                             none
c/o AlphaTrade.com
Suite 1820 - 1111 W. Georgia St.
Vancouver, B.C.

All current directors and named        25,657,940              73%
officers as a group (3 in all)


(1) Ms. Perfect and Mr. Muir are spouses. Accordingly, each spouse's holdings may also be deemed to be beneficially owned by the other.
(2) Percentage ownership is based upon 36,750,025 shares of common stock outstanding on December 31, 2006 and is calculated separately for each person on the basis of the actual number of outstanding shares beneficially owned as of December 31, 2006 and assumes the conversion of preferred shares held by such person (but not by anyone else).
(3) Includes direct and indirect ownership of common shares and includes 5,000,000 shares to be issued upon the conversion of A Series preferred shares.
(4) Includes direct and indirect ownership of common shares and includes 5,000,000 shares to be issued upon the conversion of A Series preferred shares.
(5) Includes 10,000,000 shares to be issued upon the conversion of B Series preferred shares.

                            Equity Compensation Table

The following table summarizes our equity compensation plan information as of December 31, 2006.

                                                               Number of Shares
                                                             Remaining Available
                                                             for Future Issuance
                    Number of Shares to                         Under Equity
                       Be Issued upon     Weighted-Average   Compensation Plans
                         Exercise of     Exercise Price of   (Excluding Shares
                         Outstanding    Outstanding Options,    Reflected in
                     Options, Warrants  Warrants and Rights      Column (a))
Plan Category(1)         and Rights)           (b)                   (c)
--------------------  ----------------  -------------------  -------------------

Equity Compensation
  plans approved
  by stockholders           N/A                   N/A               N/A
Equity Compensation
  plans not approved
  by stockholders        28,440,500              $0.42           11,382,497
       Total             28,440,500              $0.42           11,382,497

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain  Relationships  And  Related  Transactions   Transactions  With  Related
Persons, Promoters And Certain Control Persons

During the year ended December 31, 2006, two companies owned for the benefit of the two officers of the Company received cash of $480,000 which was recorded as related party compensation. A bonus of $34,000 was also awarded to each company in 2006.

During the year ended December 31, 2005, two companies owned for the benefit of the two officers of the Company received cash of $480,000 which was recorded as related party compensation. No bonus was awarded for 2005.

In December 2006, the Company awarded a 1,000,000 preferred stock bonuses to two of its executive officers for services rendered. These shares are convertible into common stock and accordingly were valued at the fair value of the common stock on the date of issuance of $3,080,011.

In July 2005, we granted 6,000,000 warrants to our executive officers, of which 2,000,000 warrants vested upon grant, the balance will vest at the determination of our board of directors. In July 2005, we also issued 3,800,000 options to our executive officers as part of our 2005 option plan. 950,000 of these options vested upon grant, the balance will vest at the determination of the board of directors.

In January 2006, we issued 2,000,000 options to our executive officers as part of our 2006 option plan. 500,000 of these options vested upon grant, the balance will be vested at 25% per year.

Related  party  payables at December  31,  2006  consisted  of the following:

                           Officer bonuses              $     78,000
                           Officer accrued wages             344,949
                           Canadian expenses                 291,346
                                                        ------------
                                                        $    714,295
                                                        ============

In 2006 and 2005, we were paid via shares of Komodo, Inc. valued at $240,000 and $120,000, respectively, for our advertising services. The shares are held as an investment by the Company.

There have not been any other transactions or proposed transactions during the fiscal years ended December 31, 2006, 2005 and 2004, to which we were or is are to be a party, in which our officers, directors or nominees had or are to have a direct or indirect material interest.

Review, Approval or Ratification of Transactions with Related Persons

We believe that the terms of all of the above transactions are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm's length basis. Our policy requires that all related parties recuse themselves from negotiating and voting on behalf of our company in connection with related party transactions.

Parents

Not applicable

Promoter and Certain Control Persons

Not applicable.

CORPORATE GOVERNANCE

Board Determination of Independence
-----------------------------------

Our board of directors has determined that Lisa McVeigh is "independent" as that term is defined by the National Association of Securities Dealers Automated Quotations ("NASDAQ"). Under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $60,000 during the current or past three fiscal years; (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of AlphaTrade has served on that company's compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of AlphaTrade's outside auditor. A director who is, or at any time during the past three years, was employed by the Company or by any parent or subsidiary of the Company, shall not be considered independent.

Board of Directors Meetings and Attendance
------------------------------------------

The Board of Directors has responsibility for establishing broad corporate policies and reviewing our overall performance rather than day-to-day operations. The primary responsibility of our Board of Directors is to oversee the management of our company and, in doing so, serve the best interests of the company and our stockholders. The Board of Directors selects, evaluates and provides for the succession of executive officers and, subject to stockholder election, directors. It reviews and approves corporate objectives and strategies, and evaluates significant policies and proposed major commitments of corporate resources. Our Board of Directors also participates in decisions that have a potential major economic impact on our company. Management keeps the directors informed of company activity through regular communication, including written reports and presentations at Board of Directors and committee meetings.

We have no formal policy regarding director attendance at the annual meeting of stockholders, although all directors are expected to attend the annual meeting of stockholders if they are able to do so. The board of directors held 12 meetings in 2006 either in person or telephonic. During both all of the board meetings, all four board members were present, either by person or on the telephone in the case of the telephonic meetings.

ITEM 13.  EXHIBITS

The following financial statements for AlphaTrade.com. are filed as a part of this report:

 For the Years Ended December 31, 2006 and 2005                         Page
 ----------------------------------------------                         ----

Report of Independent Registered  Certified Public Accounting Firm       F-2

Balance Sheets as of December 31, 2006 and December 31, 2005             F-3

Statements of Operations for the years ended December 31, 2006 and
       December 31, 2005                                                 F-4

Statement  of  Changes  in Stockholders'  Equity  (Deficit) for the
       years  ended  December  31,  2006 and December 31, 2005           F-5

Statements of Cash Flows for the years ended December 31, 2006  and
       December 31, 2005 F-6 Notes to Financial Statements               F-7

The following exhibits are included herein, except for the exhibits marked with a footnote, which are incorporated herein by reference and can be found in the appropriate document referenced.

Exhibit
Number            Description
--------------------------------------------------------------------------------
3(i).1            Initial Articles of Incorporation of the Company dated June 6,
                  1995. (1)

3(i).2 Certificate of Amendment increasing the authorized capital to 25,000,000 shares of common stock, Car value $0.001, and effected an 80 for one forward split of the outstanding pommon stock (1)

3(i).3            Certificate of Amendment  changing the name of the company  to
                  "Honor   One   Corporation". (1)

3(i).4            Certificate   of  Amendment effecting a  three for one forward
                  split  of  the   outstanding  Common stock. (1)

3(i).5 Certificate of Amendment pursuant to which the Company increased the authorized capital of the Company to 100,000,000 shares of common stock; 10,000,000 shares of preferred stock, par value $0.001; created a series of 2,000,000 shares of Class A Preferred Stock; and changed its name from "Honor One Corporation" to "AlphaTrade.com" (1)

3(ii)             By-laws of the Company. (1)

10.1*             AlphaTrade.com 2005 Stock Incentive Plan. (10)

10.2+ Consulting Agreement dated November 1, 2005 entered into by and between the Company and Jupiter Consultants, Inc. (3)

10.3+ Consulting Agreement dated November 1, 2005 entered into by and between the Company and Micro-American, Inc. (3)

14.1 Code of Ethics and Business Conduct for officers, directors and employees of AlphaTrade.com (3)

21.1              List of subsidiaries of the Company. *

31 Certification by Chief Executive Officer and acting Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. *

32 Certification by Chief Executive Officer acting Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code. *

    +    Compensatory plan or arrangement.
    *    Filed herewith.
    (1) Incorporated by reference to the Company's Form 10-SB/A filed with the SEC on November 23, 1999.
    (2) Incorporated by reference to the Company's Registration Statement filed on Form S-8 with the SEC on June 22, 2005.
    (3)  To be filed by an Amendment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Chisholm, Bierwolf & Nilson, LLC for professional services rendered for the fiscal years ended December 31, 2006 and December 31, 2005:

             Fee Category          Fiscal 2006 Fees   Fiscal 2005 Fees
      -------------------------    ----------------   ----------------
      Audit Fees                   $25,229.78          $25,066.00
      Audit-Related Fees                --                 --
      Tax Fees                          --
      All Other Fees                    --                 --
                                   ----------          ----------
      Total Fees                   $25,229.78          $25,066.00

Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Chisholm, Bierwolf & Nilson, LLC in connection with statutory and regulatory filings or engagements. Chisholm, Bierwolf & Nilson, LLC, were engaged in November 2005 and accordingly no fees were incurred until 2006.

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

                                                 ALPHATRADE.COM


Dated:  April 5, 2007                            By: /s/ Penny Perfect
                                                     ---------------------
                                                     Penny Perfect
                                                     Chief Executive Officer,
                                                     President, Chairman and
                                                     Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature               Title                                     Date
----------------------  ----------------------------------------  --------------


/s/ Gordon Muir         Chief Technology Officer and Director     April 5, 2007
------------------
Gordon J. Muir

/s/ Penny Perfect       Chief Executive Officer, President,       April 5, 2007
------------------      Chairman, Director
Penny Perfect

/s/ Katharine Johnston  Vice President - Business Operations,     April 5, 2007
----------------------  Principal Financial Officer and Director
Katharine Johnston

/s/ Lisa McVeigh        Director                                  April 5, 2007
----------------------
Lisa McVeigh

                                 ALPHATRADE.COM
                          INDEX TO FINANCIAL STATEMENTS



 For the Years Ended December 31, 2006 and 2005                            Page
 ----------------------------------------------                            ----



Report of Independent Registered Public Accounting Firm                     F-2

Balance Sheets as of December 31, 2006 and December 31, 2005                F-3

Statements of Operations for the years ended December 31, 2006
        and December 31, 2005                                               F-5

Statement of Stockholders' Equity (Deficit) for the years ended
        December 31, 2006 and December 31, 2005                             F-6

Statements of Cash Flows for the years ended December 31, 2006
        and December 31, 2005                                               F-7

Notes to Financial Statements                                               F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
              -------------------------------------------------------


To the Board of Directors of
AlphaTrade.com
Vancouver, B.C. Canada

We have audited the accompanying balance sheets of AlphaTrade.com at December 31, 2006 and 2005 and the related statements of operations, stockholders' equity (deficit)and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the PCAOB (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, and audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AlphaTrade.com at December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Chisholm, Bierwolf & Nilson, LLC
------------------------------------
Chisholm, Bierwolf & Nilson, LLC

Bountiful, Utah
February 1, 2007




                                    Page F-2

                                 ALPHATRADE.COM
                                 Balance Sheets

                                     ASSETS
                                     ------

                                                            December 31,
                                                          2006         2005
                                                      ------------ ------------
CURRENT ASSETS

 Cash                                                 $   147,323  $   147,408
 Accounts receivable - trade, net                          64,766        5,830
 Prepaid expenses                                           7,148       12,729
 Prepaid expenses - related parties                             -        2,695
                                                      -----------  -----------

   Total Current Assets                                   219,237      168,662
                                                      -----------  -----------

PROPERTY AND EQUIPMENT, NET                                37,550       46,531
                                                      -----------  -----------

OTHER ASSETS

 Marketable securities-available for sale-related party    68,466        8,800
 Marketable securities-available for sale                 215,992      312,000
                                                      -----------  -----------
   Total Other Assets                                     284,458      320,800
                                                      -----------  -----------

  TOTAL ASSETS                                        $   541,245  $   535,993
                                                      ===========  ===========


















   The accompanying notes are an integral part of these financial statements.
                                    Page F-3

                                 ALPHATRADE.COM
                           Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                            December 31,
                                                          2006         2005
                                                      ------------ ------------
CURRENT LIABILITIES

 Accounts payable and accrued expenses                $   547,139  $   348,875
 Related party payables                                   714,295      429,927
 Deferred revenue                                         241,332      204,753
                                                      -----------  -----------

   Total Current Liabilities                            1,502,766      983,555
                                                      -----------  -----------

   Total Liabilities                                    1,502,766      983,555
                                                      -----------  -----------
STOCKHOLDERS' EQUITY (DEFICIT)

 Convertible preferred stock: $0.001 par value;
  10,000,000 shares authorized, 2,000,000 Class A
  and 2,000,000 Class B shares issued and outstanding      4,000         2,000
 Common stock: $0.001 par value 100,000,000 shares
  authorized; 36,750,025 and 29,898,865 shares
  issued and outstanding, respectively                    36,750        29,899
 Additional paid-in capital                           30,857,336    26,023,780
 Stock subscription receivable                                 -       (99,797)
 Prepaid expenses-related parties                        (30,000)     (214,036)
 Accumulated other comprehensive income                 (717,860)      185,800
 Accumulated deficit                                 (31,111,747)  (26,375,208)
                                                     -----------   -----------

   Total Stockholders' Equity (Deficit)                 (961,521)     (447,562)
                                                     -----------   -----------

   TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                                $   541,245   $   535,993
                                                     ===========   ===========












   The accompanying notes are an integral part of these financial statements.
                                    Page F-4

                                 ALPHATRADE.COM
                            Statements of Operations
                                                          Years Ended
                                                          December 31,
                                               ------------------------------
                                                      2006             2005
REVENUE                                        --------------  --------------
   Subscription revenue                        $   2,817,955   $   2,553,623
   E-Trax revenue                                     76,491          19,205
   Advertising revenue                             1,256,656         324,300
   Advertising revenue-related party                 243,900         120,000
   Other revenue                                         994           2,753
                                               -------------   -------------
     Total Revenue                                 4,395,996       3,019,881

COST OF SALES
   Financial content                               1,750,533       1,304,020
   Other cost of sales                                 5,486           7,314
                                               -------------   -------------
     Total Cost of Sales                           1,756,019       1,311,334
                                               -------------   -------------
   Gross profit                                    2,639,977       1,708,547
                                               -------------   -------------
EXPENSES
   Related party compensation                      3,560,011         480,000
   Professional fees                               1,956,125         366,130
   Research and development                          411,595         276,626
   Marketing expense                                 902,167         688,629
   General and administrative expenses               503,409         424,533
                                               -------------   -------------
     Total Expenses                                7,333,307       2,235,918
                                               -------------   -------------
LOSS FROM OPERATIONS                              (4,693,330)       (527,371)

OTHER INCOME (LOSS)
   Gain (loss) on marketable securities              (43,209)              -
                                               -------------   -------------
NET LOSS BEFORE INCOME TAXES                      (4,736,539)       (527,371)

INCOME TAXES                                               -               -
                                               -------------   -------------
NET LOSS                                          (4,736,539)       (527,371)
                                               -------------   -------------
UNREALIZED GAIN (LOSS) ON AVAILABLE
 FOR SALE SECURITIES                                (903,660)        185,800
                                               -------------   -------------
TOTAL COMPREHENSIVE LOSS                       $  (5,640,199)  $    (341,571)
                                               =============   =============
BASIC AND DILUTED NET LOSS PER SHARE
   Net loss per share                          $       (0.15)  $       (0.01)
                                               =============   =============
   Comprehensive loss per share                $       (0.18)  $       (0.01)
                                               =============   =============
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                      32,189,275      26,899,277
                                               =============   =============

   The accompanying notes are an integral part of these financial statements.
                                    Page F-5

                                 ALPHATRADE.COM
                   Statements of Stockholders' Equity (Deficit)

                     Preferred Stock     Common Stock    Additional  Stock        Other
                     ---------------- ------------------ Paid-In     Subscription Comprehensive Accumulated
                      Shares   Amount   Shares   Amount   Capital    Receivable   Income          Deficit
                     --------- ------ ---------- ------- ----------- ----------   ------------- -------------
Balance,
 December 31, 2004   2,000,000 $2,000 23,032,865 $23,033 $23,901,910 $ (99,797)   $          -  $(25,847,837)

Common stock issued
for cash at an
average price of
$0.35 per share              -      -    150,000     150      52,350         -               -             -

Common stock issued
for the extinguishment
of debt at an average
price of $0.27 per
share                        -      -  4,400,000   4,400   1,200,600         -                -             -

Common stock issued for
 services at an average
 price of $0.38 per share    -      -  2,316,000   2,316     864,552         -                -             -

Value of common stock
 warrants issued             -      -          -       -       8,368         -                -             -

Stock offering costs         -      -          -       -      (4,000)        -                -             -

Net loss for year ended
 December 31, 2005           -      -          -       -           -         -          185,800      (527,371)
                     --------- ------ ---------- ------- ----------- ---------     ------------  ------------
Balance,
 December 31, 2005   2,000,000  2,000 29,898,865  29,899  26,023,780   (99,797)         185,800   (26,375,208)

Common stock issued
for cash at an
average price of
$0.18 per share              -      -  1,832,500   1,833     336,417         -                -             -

Common stock issued
for services at an
average price of
$0.21 per share              -      -  5,018,660   5,018   1,036,027    99,797                -             -

Preferred stock
issued for services
at an average price
of $0.38 per share   2,000,000  2,000          -       -   3,078,011         -                -             -

Value of common
 stock options
 issued                      -      -          -       -     383,101         -                -             -

Net loss for
 year ended
 December 31, 2006           -      -          -       -           -         -         (903,660)   (4,736,539)
                     --------- ------ ---------- ------- ----------- ---------     ------------  ------------
Balance,
 December 31, 2006   4,000,000 $4,000 36,750,025 $36,750 $30,857,336 $       -     $   (717,860) $(31,111,747)
                     ========= ====== ========== ======= =========== =========     ============  ============


   The accompanying notes are an integral part of these financial statements.
                                    Page F-6

                                 ALPHATRADE.COM
                             Statements of Cash Flows
                                                             Years Ended
                                                             December 31,
                                                       -------------------------
                                                           2006        2005
CASH FLOWS FROM OPERATING ACTIVITIES                   ------------ ------------

  Net loss                                            $ (4,736,539) $  (527,371)
   Adjustments to reconcile net loss to net cash used
    by operating activities:
     Common and preferred stock issued for services      4,220,853      517,832
     Common stock options issued for services              383,101        8,368
     Depreciation expense                                   12,916        9,793
     Investments received as payment for accounts
             receivable                                   (958,339)    (135,000)
     Loss on sale of investments                            43,209            -
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable            (58,936)     129,382
     (Increase) decrease in prepaid expenses               192,312      (14,424)
     Increase (decrease) in accounts payable and accrued
             expenses                                      198,264      (30,549)
     Increase (decrease) in deferred revenue                35,060       22,790
     Increase is related party payable                     284,368       65,247
                                                        -----------  -----------
       Net Cash Provided (Used) by Operating Activities   (383,731)      46,068
                                                        -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES

   Proceeds from sale of investments                        49,331            -
   Purchase of fixed assets                                 (3,935)     (26,499)
                                                        -----------  -----------
       Net Cash (Used) by Investing Activities              45,396      (26,499)
                                                        -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES

   Common stock issued for cash                            338,250       52,500
   Stock offering costs                                          -       (4,000)
                                                        -----------  -----------
       Net Cash Provided by Financing Activities           338,250       48,500
                                                        -----------  -----------
NET CHANGE IN CASH                                             (85)      68,069
CASH AT BEGINNING OF YEAR                                  147,408       79,339
                                                        -----------  -----------
CASH AT END OF YEAR                                    $   147,323  $   147,408
                                                        ===========  ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                       $         -  $         -
   Income taxes paid                                   $         -  $         -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
   Common and preferred stock issued for services      $ 4,220,853  $   731,868
   Common stock issued for extinguishments of debt     $         -  $ 1,205,000
   Investments received as payment for accounts
             receivable                                $   735,433  $   135,000

   The accompanying notes are an integral part of these financial statements.
                                    Page F-7

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2006 and 2005

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






                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2006 and 2005

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

          f.  Concentrations of Credit Risk

          The Company maintains its cash in one commercial account at a major financial institution. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits, at December 31, 2006 and 2005, the Company's cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by approximately $47,000 and $47,000.

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

          h.  Revenue Recognition and Deferred Revenue

          The Company applies the provisions of SEC Staff Accounting Bulletin No. 104,"Revenue Recognition in Financial Statements" ("SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to goods and services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered,
          (iii) the fee is fixed or determinable, and (iv) collectibility is reasonably assured.

          The Company recognizes subscription fees revenue and advertising revenue when the services have been provided. The Company generally receives its monthly subscriptions in the month prior to the service being provided, accordingly the Company had deferred revenue of $241,332 at December 31, 2006. Cost of sales is comprised of data feed expenses charged by various stock market exchanges. The Company had no customer which accounted for 10% of the revenue during the years ended December 31, 2006 and 2005.

          The Company occasionally licenses its technology to some customers. The Company recognizes its license revenue over the term of the license.


                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2006 and 2005

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

          h.  Revenue Recognition and Deferred Revenue (Continued)

          The Company develops modified products for customers. The Company recognizes development revenue as the services are performed.

          The Company records deferred revenue when it receives cash receipts in advance of performing the related service. These advance payments received are considered a current liability.

          i.  Recently Issued Accounting Pronouncements

          In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R" ("SFAS 158"). SFAS 158 requires employers that sponsor defined benefit pension and postretirement plans to recognize previously unrecognized actuarial losses and prior service costs in the statement of financial position and to recognize future changes in these amounts in the year in which changes occur through comprehensive income. As a result, the statement of financial position will reflect funded status of those plans as an asset or liability. Additionally, employers are required to measure the funded status of a plan as of the date of their year-end statements of financial position and provide additional disclosures. SFAS 158 is effective for financial statements issued for fiscal years ending after December 15, 2006 for companies whose securities are publicly traded. The Company does not expect the adoption of SFAS 158 to have a significant effect on its financial position or results of operation.

          In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles
          (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

          In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109", which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or


                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2006 and 2005

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

          i.  Recently Issued Accounting Pronouncements (Continued)

          expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

          In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for
          Servicing of Financial Assets--an amendment of FASB Statement No. 140." This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company's financial condition or results of operations.




                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2006 and 2005

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

          i.  Recently Issued Accounting Pronouncements (Continued)

          In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" ("SFAS 155"), to (a) permit fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b)clarify which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, (c) establish a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarify that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e)amend Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of SFAS 155 is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes SFAS 155 will have no impact on the financial statements of the Company once adopted.

          In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"), to change financial reporting requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles and it also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The adoption of SFAS 154 is not expected to have a material impact on the Company's financial statements.

          j.  Advertising

          The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the years ended December 31, 2006 and 2005 was $109,424 and $76,523, respectively.






                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2006 and 2005

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

          k.  Stock Options

          As permitted by FASB Statement No. 148 "Accounting for Stock Based Compensation", the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and make proforma disclosures of net income and earnings per share as if the fair value method of valuing stock options had been applied. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant. In April 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R.

          l.  Financial Content

          The Company's cost of sales is the cost of the stock quotation data it purchases from the various stock markets to which its customers subscribe. At December 31, 2006, the Company's accounts payable included $547,139 due to various markets and quotation services.

          m.  Accounts Receivable and Bad Debts

          The Company estimates bad debts utilizing the allowance method, based upon past experience and current market conditions. At December 31, 2006 and 2005, the Company had an allowance for bad debts of $17,954 and $0, respectively.

          n.  Fair Value of Financial Instruments

          The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2006 and December 31, 2005.












                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2006 and 2005

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

          o.  Earnings (Loss) Per Share

          The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each period.

                                                          December 31,
                                                    2006                 2005
                                             -----------------------------------
            Numerators:
              Net Loss                       $(4,736,539)         $  (527,371)
                                             ===========          ===========

            Total Comprehensive Loss         $(5,640,199)         $  (341,571)
                                             ===========          ===========

            Denominator:
            Weighted Average Number of
              Shares Outstanding              32,189,275          26,899,277
                                             ===========          ==========

              Net loss per share             $     (0.15)         $    (0.01)
                                             ===========          ==========

              Comprehensive loss per share   $     (0.18)         $    (0.01)
                                             ===========          ==========

          The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents were not included in the computation of loss per share at December 31, 2006 and 2005 because they are anti-dilutive. At December 31, 2006 there are 28,440,500 common stock equivalents outstanding.

          p.  Marketable Securities-Available for Sale

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




                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2006 and 2005

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

          p.  Marketable Securities-Available for Sale (Continued)

          A company related to the Company by common management issued shares of common stock for advertising services, which are classified as available for sale.

          Marketable Securities-Available for Sale are as follows:

                  Balance, January 1, 2005            $         -
                  Marketable securities received          135,000
                  Realized gains and losses               185,800
                                                      -----------
                  Balance, December 31, 2005              320,800
                  Marketable securities received
                   for services in 2006                   910,527
                  Realized gains and losses               (43,210)
                  Unrealized gains and losses            (903,659)
                                                       ----------

                  Balance, December 31, 2006          $   284,458
                                                      ===========

                  Marketable Securities-Available
                   for Sale-Related Party             $    68,466
                  Marketable Securities-Available
                   for Sale                               215,992
                                                      -----------

                  Balance, December 31, 2006          $   284,458
                                                      ===========

          The Company realized cash proceeds of $49,331 and $-0- from the sale of marketable securities during the years ended December 31, 2006 and 2005, respectively.

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


                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2006 and 2005

NOTE 2 -  GOING CONCERN (Continued)


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

          Depreciation expense for the years ended December 31, 2006 and 2005 was $12,916 and $9,793, respectively. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized.

          The following is a summary of the Company's major categories of property and equipment at December 31, 2006:

                  Office equipment                     $           171,561
                  Computer equipment                                27,480
                  Software                                          68,175
                  Less accumulated depreciation                   (229,666)
                                                       -------------------
                                                       $            37,550
                                                       ===================

NOTE 4 -  CONVERTIBLE PREFERRED STOCK

           The Company has 2,000,000 outstanding shares of convertible Class "A" preferred stock with the following features:
             Each preferred share is convertible into five common shares, Each holder of Class "A" preferred shares is entitled to five(5)votes(which can be voted prior to conversion) for every preferred share held to vote on any matters brought before the shareholders of the Company.

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2006 and 2005

NOTE 4 -  CONVERTIBLE PREFERRED STOCK (Continued)

           The Company has 2,000,000 outstanding shares of convertible Class "B" preferred stock with the following features:
             Each preferred share is convertible into ten common shares, Each holder of Class "B" preferred shares is entitled to ten(10)votes(which can be voted prior to conversion) for every preferred share held to vote on any matters brought before the shareholders of the Company,
                  In case of liquidation of the Company each preferred share has a priority to assets in the amount of $1.00 per share.

NOTE 5 -  OUTSTANDING COMMON STOCK OPTIONS AND STOCK PURCHASE WARRANTS

          Under FASB Statement 123R, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. The following weighted average assumptions used for grants in the years ended December 31, 2006 and 2005:dividend yield of zero percent for all years; expected volatility of 93.61% and 151.20%; risk-free interest rates of 5.35% and 2.14% and expected lives of 1.0 and 5.0, respectively.

          Had compensation cost for the Company's stock options and stock warrants granted to directors and employees been based on the fair value as determined by the Black-Scholes option pricing model at the grant date under the accounting provisions of SFAS No. 123R, the Company would have recorded an additional expense of $1,259,726 for the year ended December 31, 2005. Also under these same provisions, the Company's net loss would have been changed by the pro forma amounts indicated below:
                                                 Years Ended December 31,
                                                 ------------------------
                                                 2006                 2005
              Net loss:
                As reported               $     (4,736,540)  $        (519,003)
                Pro forma                 $     (4,736,540)  $      (1,778,729)
              Basic loss per share:
              As reported                 $          (0.15)  $           (0.02)
              Pro forma                   $          (0.15)  $           (0.07)

          The general terms of awards such as vesting requirements(usually 1 to 2 years), term of options granted (usually 10 years), and number of shares authorized for grants of options or other equity instruments are determined by the Board of Directors.

          A summary of the status of the Company's stock options and warrants as of December 31, 2006 and changes during the year ended December 31, 2006 is presented below:




                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2006 and 2005

NOTE 5 - OUTSTANDING COMMON STOCK OPTIONS AND STOCK PURCHASE WARRANTS(Continued)

                                                            Weighted   Weighted
                                                Options     Average    Average
                                                and         Exercise Grant Date
                                                Warrants     Price    Fair Value
                                             -------------- --------  ----------
              Outstanding, December 31, 2005    33,797,497  $   0.38  $    0.38
               Granted                           6,780,000      0.41       0.46
               Expired                            (225,000)     0.77       0.77
               Exercised                          (529,500)     0.76       0.76
                                             -------------  --------  ---------
              Outstanding, December 31, 2006    39,822,997  $   0.38  $    0.38
                                             =============  ========  =========
              Exercisable, December 31, 2006    28,440,500  $   0.42  $    0.42
                                             =============  ========  =========

                                    Outstanding                 Exercisable
                         --------------------------------- ---------------------
                                        Weighted
                                        Average   Weighted              Weighted
                             Number    Remaining   Average   Number      Average
            Range of      Outstanding Contractual Exercise Exercisable  Exercise
         Exercise Prices  at 12/31/06    Life      Price   at 12/31/06    Price
           ------------  ----------- ----------- -------- ----------- --------
           $       0.22    6,000,000      18.56  $   0.22  2,000,000  $   0.22
                   0.25    4,500,000       8.64      0.25  1,125,000      0.25
                   0.35    4,000,000       7.92      0.35  4,000,000      0.35
                   0.45   15,000,000       6.00      0.45 15,000,000      0.45
                   0.25    2,402,000       2.92      0.25  2,402,000      0.25
                   0.90      990,997       1.72      0.90    358,500      0.90
                   2.15      150,000       0.08      2.15    150,000      2.15
              0.15-1.00    2,280,000       1.70      0.59  2,280,000      0.59
           $       0.32    4,500,000       8.56  $   0.32  1,125,000  $   0.32
                          ----------                      ----------
                          39,822,997                      28,440,500
                          ==========                      ==========

          The Company uses the instruments identified as stock options and common stockwarrants somewhat interchangeably. Both forms of equity instruments have been granted as compensation to the Company's officers and directors.










                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2006 and 2005

NOTE 6 -  RELATED PARTY TRANSACTIONS

          Compensation
          ------------
          During the year ended December 31, 2006, two companies owned for the benefit of the two officers of the Company received cash of $480,000 which was recorded as related party compensation. A bonus of $34,000 was also awarded to each company in 2006.

          During the year ended December 31, 2005, two companies owned for the benefit of the two officers of the Company received cash of $480,000 which was recorded as related party compensation. No bonus was awarded for 2005.

          In December 2006, the Company awarded 1,000,000 shares of preferred stock as bonuses to two of its executive officers for services rendered. These shares are convertible into common stock and accordingly were valued at the fair value of the common stock on the date of issuance of $3,080,011.

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

          In January 2006, the Company also issued 2,000,000 options to its executive officers as part of its 2006 option plan. 500,000 of these options vested upon grant, the balance will be vested at 25% per year.

          Related Company
          ---------------
          The principal accounting officer of the Company is an officer in a Canadian company which pays the Canadian bills for the Company. All of the Company's liabilities denominated in Canadian dollars have been converted to US dollars at the year end exchange rate and are included in related party payables. The Canadian company was owed $291,346 as of December 31, 2006.

          Related  party   payables  at  December  31,  2006  consisted  of  the
          following:

                           Officer bonuses              $     78,000
                           Officer accrued wages             344,949
                           Canadian expenses                 291,346
                                                        ------------
                                                        $    714,295



                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2006 and 2005

NOTE 6 -  RELATED PARTY TRANSACTIONS (Continued)

          Komodo, Inc.
          -----------
          In 2006 and 2005, the Company was paid shares of Komodo, Inc. valued at $244,410 and $120,000, respectively, for its advertising services. The shares are held as an investment by the Company. Komodo, Inc. is a related party due to sharing management in common with the Company.

NOTE 7 -  COMMITMENTS AND CONTINGENCIES

          Office Lease
          ------------
          The  Company  leases  office  space  as  a  part  of a  sublease  on a month-to-month basis. The master lease expires at the end of May 2007.The monthly lease payment is $9,000. Rent expense for the years ended December 31, 2006 and 2005 was $131,459 and $93,754, respectively, which includes common area maintenance charges.

          Third Party Providers
          ---------------------
          The Company has one year contracts with Reuters, Acquire Media Corporation and Hemscott, Inc. which call for monthly payments of $34,500, $4,500 and $5,000, respectively. The Company paid these third party providers $528,000 in 2005 and 2006, respectively.

          Litigation
          ----------
          The Company is the defendant in litigation pending in the Supreme Court of British Columbia, Canada. In this action which was filed on December 23, 2003 the Plaintiff alleges it is owed the sum of $279,664 pursuant to a licensing Agreement executed by the Plaintiff and the Defendant in 1999. The Company denies any liability and is vigorously defending itself against this claim. At the request of the Plaintiff, we submitted a settlement proposal, for the Plaintiff to accept the $14,758.58 currently held by the Court as payment in full, which is currently outstanding.

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

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2006 and 2005

NOTE 8 - PREPAID EXPENSES-RELATED PARTIES

          In November 2006, the Company issued 375,000 shares of its common stock to consultants for services to be performed in 2006 and 2007. The shares were valued at $90,000 and included in prepaid expenses-related parties on the balance sheet at December 31, 2006.

          In December 2005, the Company issued 1,072,500 shares of its common stock to consultants for services to be performed in the first quarter of 2006. The shares were valued at $214,036 and included in prepaid expenses-related parties in the Stockholder's Equity (Deficit) section of the balance sheet. These consultants are classified as related parties due to their significant shareholdings.

NOTE 9 -  INCOME TAXES

          Net deferred tax assets consist of the following components as of December 31, 2006 and 2005:
                                             2006          2005
                                      --------------- ---------------
          Deferred tax assets:
            NOL carryover             $    3,381,747  $    3,375,789
            Contribution carryover             4,678           4,678
            Capital loss                      79,759          48,507
            Depreciation                       2,284           2,284
            Accrued expenses                  34,320           3,900
          Deferred tax liabilities:                -               -

          Valuation allowance             (3,502,788)     (3,435,158)
                                      --------------  --------------
          Net deferred tax asset      $            -  $            -
                                      ==============  ==============

          The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2006 and 2005 due to the following:

                                                   2006            2005
                                              -------------- --------------
              Book Loss                       $ (1,863,172)  $   (519,003)
              Stock for services/options         1,795,542        517,832
              Accrued bonus                         30,420       (910,000)
              Capital loss                          31,252              -
              Valuation allowance                    5,958        911,171
                                              ------------   ------------
                                              $          -   $          -
                                              ============   ============




                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2006 and 2005

NOTE 9 -  INCOME TAXES (Continued)

          At December 31, 2006, the Company had net operating loss carryforwards of approximately $8,666,000 that may be offset against future taxable income from the year 2006 through 2026. No tax benefit has been reported in the December 31, 2006 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

          Due to the  change in  ownership  provisions  of the Tax Reform Act of
          1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.






































