Form 10QSB
period 2007-03-31
ALPHATRADE COM
filed 2007-05-14
CIK 1076462

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

                  For Quarterly period Ended: March 31, 2007; or

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

        State the number of shares outstanding of the issuer's common equity:
$0.001 par value, as of April 16, 2007, was 38,479,025.

         Transitional Small Business Disclosure Format. Yes       No  X
                                                            ---      ---

                              Report on Form 10-QSB
                      For the Quarter Ended March 31, 2007

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


         Item 2.      Management's Discussion and Analysis
                        or Plan of Operation .............................. 12

         Item 3.      Controls and Procedures ............................. 14



Part II. Other Information

         Item 1.      Legal Proceedings ................................... 14

         Item 2.      Changes in Securities ............................... 14

         Item 3.      Defaults Upon Senior Securities ..................... 15

         Item 4.      Submission of Matters to a Vote of Security Holders . 15

         Item 5.      Other Information ................................... 15

         Item 6.      Exhibits and Reports on Form 8-K .................... 15

                      Signatures........................................... 16

                      Certifications.....................................17-22

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying balance sheets of Alphatrade.com at March 31, 2007 and December 31, 2006, and the related statements of operations, stockholders' equity (deficit) and cash flows for the three months ending March 31, 2007 and 2006, have been prepared by our management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2007 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2007

















                                 ALPHATRADE.COM

                              FINANCIAL STATEMENTS

                       March 31, 2007and December 31, 2006

                                 ALPHATRADE.COM
                                 Balance Sheets
                                     ASSETS
                                     ------

                                                       March 31,  December 31,
                                                        2007          2006
                                                    ------------- -------------
                                                     (Unaudited)
CURRENT ASSETS

 Cash                                               $     40,096  $    147,323
 Accounts receivable - trade, net                          8,256        64,766
 Prepaid expenses                                         17,389         7,148
                                                    ------------  ------------
   Total Current Assets                                   65,741       219,237
                                                    ------------  ------------
PROPERTY AND EQUIPMENT, NET                               35,237        37,550
                                                    ------------  ------------
OTHER ASSETS

 Marketable securities-
  available for sale-related party                        57,548        68,466
 Marketable securities-available for sale                363,678       215,992
                                                    ------------  ------------
     Total Other Assets                                  421,226       284,458
                                                    ------------  ------------
     TOTAL ASSETS                                   $    522,204  $    541,245
                                                    ============  ============


























                The accompanying condensed notes are an integral
                  part of these interim financial statements.
                                        4

                                 ALPHATRADE.COM
                           Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                       March 31,  December 31,
                                                        2007          2006
                                                    ------------- -------------
                                                     (Unaudited)
CURRENT LIABILITIES

 Accounts payable and accrued expenses              $    756,321  $    547,139
 Related party payables                                1,136,789       714,295
 Deferred revenue                                        325,072       241,332
                                                    ------------  ------------
   Total Current Liabilities                           2,218,182     1,502,766
                                                    ------------  ------------
   Total Liabilities                                   2,218,182     1,502,766
                                                    ------------  ------------
STOCKHOLDERS' EQUITY (DEFICIT)

 Convertible preferred stock: par value $0.001
   per share; 10,000,000 shares authorized,
   2,000,000 Class A  shares and 2,000,000
   Class B shares issued and outstanding                   4,000         4,000
 Common stock: $0.001 par value, 100,000,000
   shares authorized:38,457,025 and 36,750,025
   shares issued and outstanding, respectively            38,457        36,750
 Additional paid-in capital                           31,117,972    30,857,336
 Prepaid expenses-related parties                        (16,875)      (30,000)
 Accumulated other comprehensive income                 (727,342)     (717,860)
 Accumulated deficit                                 (32,112,190)  (31,111,747)
                                                    ------------  ------------
   Total Stockholders' Equity (Deficit)               (1,695,978)     (961,521)
                                                    ------------  ------------
   TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                               $    522,204  $    541,245
                                                    ============  ============















                The accompanying condensed notes are an integral
                  part of these interim financial statements.
                                        5

                                 ALPHATRADE.COM
                            Statements of Operations
                                   (Unaudited)

                                                    For the Three Months Ended
                                                              March 31,
                                                    ---------------------------
                                                        2007           2006
                                                    ------------- -------------
REVENUE

 Subscription revenue                               $    772,661  $    694,125
 Advertising revenue                                     398,367       264,600
 Other revenue                                            20,179           150
                                                    ------------  ------------
   Total Revenue                                       1,191,207       958,875
                                                    ------------  ------------
COST OF SALES

 Financial content                                       452,294       411,977
 Other cost of sales                                       1,486             -
                                                    ------------  ------------
    Total Cost of Sales                                  453,780       411,977
                                                    ------------  ------------
Gross Profit                                             737,427       546,898
                                                    ------------  ------------
EXPENSES

 Management expense                                      120,000       120,000
 Professional fees                                       457,825       747,321
 Research and development                                 87,751        86,211
 Marketing expense                                       891,497       111,181
 General and administrative expenses                     180,797       111,353
                                                    ------------  ------------
   Total Expenses                                      1,737,870     1,176,066
                                                    ------------  ------------
LOSS FROM OPERATIONS                                  (1,000,443)     (629,168)

INCOME TAX EXPENSE                                             -             -
                                                    ------------  ------------
NET LOSS                                            $ (1,000,443) $   (629,168)
                                                    ============  ============
OTHER COMPREHENSIVE INCOME (LOSS)                   $     (9,482) $    (12,600)
                                                    ------------  ------------
TOTAL COMPREHENSIVE (LOSS)                          $ (1,009,925) $   (641,768)
                                                    ============  ============
BASIC AND DILUTED NET LOSS PER SHARE

   Net loss per share                               $      (0.03) $      (0.02)
                                                    ============  ============
   Comprehensive loss per share                     $      (0.03) $      (0.02)
                                                    ============  ============
WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING                              37,502,527    30,445,532
                                                    ============  ============
                The accompanying condensed notes are an integral
                  part of these interim financial statements.

                                 ALPHATRADE.COM
                  Statements of Stockholders' Equity (Deficit)

               Preferred Stock     Common Stock    Additional  Net          Other
              ----------------- ------------------ Paid-In     Subscription Comprehensive Accumulated
               Shares   Amount    Shares   Amount  Capital     (Receivable) Income        Deficit
              --------- ------- ---------- ------- ----------- ------------ ------------- -------------
Balance,
December 31,
2006          4,000,000 $ 4,000 36,750,025 $36,750 $30,857,336 $   (30,000) $   (717,860) $(31,111,747)

Common stock
issued for
services at
an average
price of $0.14
per share
(unaudited)           -       -  1,707,000   1,707     230,658      13,125             -                         -

Value of
options issued
under stock
option plans
(unaudited)           -       -          -       -      10,128           -             -                         -

Contributed
capital               -       -          -       -      19,850           -             -  -

Net loss for
the three
months ended
March 31,
2007
(unaudited)           -       -          -       -           -           -        (9,482)   (1,000,443)
              --------- ------- ---------- ------- ----------- -----------  ------------  ------------
Balance,
March 31,
2007
(unaudited)   4,000,000 $ 4,000 38,457,025 $38,457 $31,117,972 $   (16,875) $   (727,342) $(32,112,190)
              ========= ======= ========== ======= =========== ===========   ===========  =============
















                The accompanying condensed notes are an integral
                  part of these interim financial statements.

                                 ALPHATRADE.COM
                            Statements of Cash Flows
                                   (Unaudited)
                                                    For the Three Months Ended
                                                              March 31,
                                                    ---------------------------
                                                         2007          2006
                                                    ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                           $ (1,000,443) $   (629,168)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
   Common stock issued for services and
     contributions                                       232,365       274,300
   Value of options granted                               10,128       337,436
   Amortization of services prepaid by
     common stock                                         13,125        51,346
   Depreciation expense                                    3,336         3,121
   Investments received as payment for
     accounts receivable                                (146,250)      (86,500)
 Changes in operating assets and liabilities:
   Decrease in accounts receivable                        56,510         5,565
   (Increase) in prepaid expenses                        (10,241)      (50,005)
   Increase (decrease) in accounts payable
     and accrued expenses                                209,182       (98,709)
   Increase (decrease) in related party
     payables                                            422,494         5,181
   Increase in deferred revenue                           83,740        25,309
                                                    ------------  ------------
   Net Cash Used by Operating Activities                (126,054)     (162,124)
                                                    ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets                                 (1,023)         (399)
                                                    ------------  ------------
   Net Cash Used by Investing Activities                  (1,023)         (399)
                                                    ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Contributed capital                                      19,850             -
 Common stock issued for cash                                  -        28,750
                                                    ------------  ------------
   Net Cash Provided by Financing Activities              19,850        28,750
                                                    ------------  ------------
NET CHANGE IN CASH                                      (107,227)     (133,773)

CASH AT BEGINNING OF PERIOD                              147,323       147,408
                                                    ------------  ------------
CASH AT END OF PERIOD                               $     40,096  $     13,635
                                                    ============  ============



                The accompanying condensed notes are an integral
                  part of these interim financial statements.

                                 ALPHATRADE.COM
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                    For the Three Months Ended
                                                              March 31,
                                                    ---------------------------
                                                         2007          2006
                                                    ------------- -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Interest paid                                      $          -  $          -
 Income taxes paid                                  $          -  $          -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

 Common stock issued for services and contributions $    232,365  $    274,300
 Value of stock options granted                     $     10,128  $    337,436




































                The accompanying condensed notes are an integral
                  part of these interim financial statements.

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                      March 31, 2007 and December 31, 2006

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2006 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                      March 31, 2007 and December 31, 2006

NOTE 3 - SIGNIFICANT EVENTS

         During the quarter ended March 31, 2007, the Company issued 1,707,000 shares of common stock valued at an average price of $0.14 per share for consulting services for marketing the company's products. All issuances of common stock for services were valued at the closing price of the common stock on the dates of authorization.

NOTE 4 - RELATED PARTY TRANSACTIONS

         The Company receives advances from several related parties on a regular basis. During the quarter ended March 31, 2007, related parties advanced $422,494 to the Company. Officer salaries of $120,000 for the quarter ended March 31, 2007 were paid to the contracting management companies.

NOTE 5 - OPTIONS AND WARRANTS

         Under FASB Statement 123, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 79.43% and 111.88%; risk-free interest rates of 5.35, and
         3.50 percent and expected lives of 1.0 and 1.0, for the three months ended March 31, 2007 and 2006, respectively.

         A summary of the status of the Company's stock options and warrants as of March 31, 2007 and changes during the three months ended March 31, 2007 is presented below:
                                                   Weighted  Weighted
                                         Options    Average   Average
                                           and     Exercise  Grant Date
                                         Warrants   Price    Fair Value
                                        --------- ---------  ----------
         Outstanding, December 31, 2006 39,822,997 $   0.38  $     0.38
                  Granted                  200,000     0.15        0.15
                  Expired/Canceled               -     0.00        0.00
                  Exercised               (237,500)    0.90        0.90
                                        ---------- --------  ----------
         Outstanding, March 31, 2007    39,785,497 $   0.38  $     0.38
                                        ========== ========  ==========
         Exercisable, March 31, 2007    28,640,500 $   0.41  $     0.41
                                        ========== ========  ==========
NOTE 5 - SUBSEQUENT EVENT

         In April 2007, the Company entered into a Promissory Note and Security Agreement with its officers and directors whereby they agreed to fund the Company with $1,500,000 of operating funds. The Promissory Note bears interest at 20% per annum, is due on February 28, 2008, is secured by the Company's assets and is convertible into shares of the Company's common stock upon default.

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

Results of Operations.

During the three months ended March 31, 2007, revenue continued to trend upward over the same period of 2006. Revenue for 2007 was $1,191,207, which is a 24% increase over fiscal 2006 sales of $958,875. The most dramatic increase in revenue was attributable to advertising revenues. Advertising revenues grew from $264,600 in 2006 to $398,367 in 2007. We are definitely progressing with the acceptance of our advertising model. By adding our sports sponsorships there has been a substantial increase in web traffic which will drive continued advertising business. Our advertising program is focused on brand building both for AlphaTrade and for our advertising clients. Our revenue for 2007 will be comprised of e-gate revenue, advertising revenue and mobile marketing revenue.

We believe that the advertising in 2007 will see the largest percentage growth. Our marketing programs are focused on driving people to our website, capturing new prospects for our products and our advertising clients and building the AlphaTrade brand. We have partnered with some of the most dominant sports teams in the world and their sponsors are some of the largest and most profitable companies in North America. All of this new activity bodes well for AlphaTrade's future growth prospects in all facets of our company.

Our cost of sales is exclusively related to the price we pay for the high quality financial content we provide to our subscribers. Many of these costs are fixed monthly fees. Others are on a per user basis. Accordingly, as our subscription revenue increase the cost of sales as a percentage of revenues will decrease. For the first quarter of 2007 our cost of sales was 38% of revenues compared to 43% in 2006. As our advertising and our text message revenues continually increase, this percentage will become even more favorable.

We incurred a net loss of $1,000,443 for the three months ended March 31, 2007 compared to $629,168 for the three months ended March 31, 2006. This is an increase of $371,275 and directly related to the cost of our sports partnerships and the cost for activation of these partnerships. We paid $827,349 to a variety of major league baseball teams, automobile racing teams, and professional rodeo venues. This expense is expected to translate into greater brand awareness for AlphaTrade which will ultimately lead to continued expanding revenue from advertising and mobile marketing promotions throughout 2007. Included in professional fees are shares of common stock to investor relations consultants valued at $232,356 and stock options to our employees valued at $10,128. The investor relations consultants have been instrumental in bringing new business to the company. We realized related party compensation expense of $120,000 for both 2006 and 2007. Our marketing expense increased from $111,353 in 2006 to $891,497 for 2007 because we activated these sports partnerships.

Historically, many of our expenses are paid in shares of our common stock. The expenses are recorded at the fair value of the shares issued. Excluding these non cash expenses the loss for the three months ended March 31, 2007 and 2006 would have been $757,959 and $17,432, respectively. The loss in 2007 is almost entirely due to the sports partnerships which we fully expect to see ongoing and increasing benefits in terms of greater exposure for our corporate clients and in building our own business.

Liquidity and Capital Resources.

We have consistently been financed through loans from related parties and from raising capital through private equity offerings. We used $162,124 and $126,054 of cash in our operating activities in the first three months of 2006 and 2007, respectively. We are unsure as to the timing of the sale of those shares for operating funds. For the three months ended March 31, 2006 and 2007 we received cash totaling $28,750 and $19,850 from the issuance of our common stock and contributed capital. We expect that in the next twelve months that the cash generated by our operations will be inadequate to cover our cash flow because of the commitments made for marketing through the sports venues. Accordingly in April 2007 the officers of the Company committed to lending $1,500,000 in operating funds to us.

Given the right circumstances, we would entertain a secondary financing if it would allow us to activate our sports partnerships to bring us expanded market penetration and lead to greater revenue. We are seeking acquisition targets and may decide to use our stock as the compensation for any acquisition. Currently, we do not have any definitive plans for a secondary financing nor have we identified a specific acquisition target.

We are not aware of any material trend, event or capital commitment, which would potentially adversely affect liquidity. In the event a material trend develops, we believe we will have sufficient funds available to satisfy working capital needs through debt or from funds received from equity sales.

Dependence on Key Personnel

We are dependent on the services of Penny Perfect, the Chairman and Chief Executive Officer of the Company. The loss of Ms. Perfect or other key executives or personnel, or the inability to attract and retain the additional highly skilled employees required for the expansion of our activities, may have a material adverse effect on our business or future operations. We do not intend to maintain "Key-man" life insurance on any executive officers or other personnel at this time.

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

Item 2. Changes in Securities.

The following unregistered securities have been issued since January 1st, 2005:
                                                 Valued
Date             No. of Shares      Title          At          Reason

Jan. 18/2007          266,580      Common         $0.16    Services
Feb. 20/2007        1,035,420      Common         $0.135   Services
Feb. 27/2007          175,000      Common         $0.125   Services
Mar. 15/2007          100,000      Common         $0.12    Services
Mar. 23/2007          115,000      Common         $0.122   Services
Mar. 29/2007           15,000      Common         $0.135   Services

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



                                                   ALPHATRADE.COM


Date:    5/11/2007                                / s / Penny Perfect
                                                   ----------------------------
                                                   President / Director



Date:    5/11/2007                                / s / Katharine Johnston
                                                   ----------------------------
                                                   Principal Accounting Officer