Form 10KSB/A
period 2006-12-31
ALPHATRADE COM
filed 2007-07-12
CIK 1076462

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                                   (Mark one)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                  For the fiscal year ended: December 31, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the transition period from           to
                                                 ---------    -----------
                        Commission file number 000-51430

                                 ALPHATRADE.COM
                                 --------------
                 (Name of small business issuer in its charter)

                    Nevada                                   98-0211652
                    ------                                   ----------
 (State or other jurisdiction of incorporation or         (I.R.S. Employer
                organization)                            Identification No.)

    Suite 1820 - 1111 West Georgia Street
             Vancouver, BC Canada                            V6E 4M3
             --------------------                            --------
   (Address of principal executive offices)                 (Zip Code)
 ------------------------------------------------   ---------------------------

                    Issuer's telephone Number: (604) 681-7503

       Securities registered under Section 12(b) of the Exchange Act: NONE

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

As of December 31, 2006, there were outstanding 36,750,025 shares of Common
Stock.

                                EXPLANATORY NOTE

This amended Annual Report on Form 10-KSB/A (the "Amended Report") amends the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 6, 2007 (the "Report") solely to correct the erroneous omission by the Company to include (i) the certifications of its acting Chief Financial Officer who is also the Principal Accounting Officer and the acting Principal Financial Officer as Exhibit 31.2 and (ii) the certifications of its acting Chief Financial Officer who is also the Principal Accounting Officer and the acting Principal Financial Officer as Exhibit 32.2, as required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code. The Company's Chief Executive Officer and acting Chief Financial Officer who is also the Principal Accounting Officer and the acting Principal Financial Officer have now executed this Amended Report in their respective capacities as required by Exchange Act Rule 13a-14(a), and as required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ALPHATRADE.COM

      Dated:  July 11, 2007                   By: /s/ Penny Perfect
                                              ---------------------
                                              Penny Perfect
                                              Chief Executive Officer,
                                              President, Chairman and
                                              Director

      Dated:  July 11, 2007                   By: /s/ Katherine Johnston
                                              --------------------------
                                              Katherine Johnston
                                              Acting Chief Financial
                                              Officer, acting Principal
                                              Financial Officer and
                                              Principal Accounting Officer.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Signature               Title                                     Date
 ----------------------  ---------------------------------------  --------------

 /s/ Gordon Muir         Chief Technology Officer and Director     July 11, 2007
 ------------------
 Gordon J. Muir

 /s/ Penny Perfect       Chief Executive Officer, President,       July 11, 2007
 ------------------      Chairman, Director
 Penny Perfect

 /s/ Katharine Johnston  Acting Chief Financial Officer, Vice
 ----------------------  President - Business Operations,          July 11, 2007
 Katharine Johnston      acting Principal Financial Officer,
                         Principal Accounting Officer
                         and Director

 /s/ Lisa McVeigh        Director                                  July 11, 2007
 ---------------------
 Lisa McVeigh










                                        4
----------------------------------------------------------------------------