Form 10QSB
period 2007-06-30
ALPHATRADE COM
filed 2007-08-14
CIK 1076462

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

                  For Quarterly period Ended: June 30, 2007; or

         ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

                For the transition period           to
                                          ---------    ----------

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

      SUITE 116C - 930 West 1st Street, North Vancouver, B.C. V7P3N4 Canada
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)



                                 (604 ) 986-9866
                            -------------------------
                           (Issuer's telephone number)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes  X     No
                                                                   ---       ---

        State the number of shares outstanding of the issuer's common equity:
$0.001 par value, as of June 30, 2007, was 42,849,427.

         Transitional Small Business Disclosure Format.        Yes        No  X
                                                                   ---       ---

                              Report on Form 10-QSB
                       For the Quarter Ended June 30, 2007

                                      INDEX

                                                                          Page
                                                                          ----
Part I.  Financial Information

         Item 1.      Financial Statements (unaudited)...................... 3

                      Balance Sheets.......................................4-5
                      Statements of Operations ............................. 6
                      Statement of Stockholders' Equity (Deficit)........... 8
                      Statements of Cash Flows............................9-10
                      Notes to the Financial Statements .................11-13


         Item 2.      Management's Discussion and Analysis
                        or Plan of Operation .............................. 14

         Item 3.      Controls and Procedures ............................. 17



Part II. Other Information

         Item 1.      Legal Proceedings ................................... 17

         Item 2.      Changes in Securities ............................... 18

         Item 3.      Defaults Upon Senior Securities ..................... 18

         Item 4.      Submission of Matters to a Vote of Security Holders . 18

         Item 5.      Other Information ................................... 18

         Item 6.      Exhibits and Reports on Form 8-K .................... 18

                      Signatures........................................... 19

                      Certifications

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying balance sheets of Alphatrade.com at June 30, 2007 and December 31, 2006, and the related statements of operations, stockholders' equity (deficit) and cash flows for the three months and six months ending June 30, 2007 and 2006, have been prepared by our management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2007, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2007.

















                                 ALPHATRADE.COM

                              FINANCIAL STATEMENTS

                       June 30, 2007 and December 31, 2006

                                 ALPHATRADE.COM
                                 Balance Sheets

                                     ASSETS
                                     ------
                                                     June 30,      December 31,
                                                       2007            2006
                                                   -------------  -------------
                                                    (Unaudited)
CURRENT ASSETS

 Cash                                              $    206,211   $    147,323
 Accounts receivable - trade, net                        14,646         64,766
 Prepaid expenses                                        13,773          7,148
                                                   ------------   ------------
   Total Current Assets                                 234,630        219,237
                                                   ------------   ------------
PROPERTY AND EQUIPMENT, NET                              40,206         37,550
                                                   ------------   ------------
OTHER ASSETS

 Investments                                            231,166        215,991
 Related party investment                                25,112         68,467
                                                   ------------   ------------
   Total Other Assets                                   256,278        284,458
                                                   ------------   ------------
   TOTAL ASSETS                                    $    531,114   $    541,245
                                                   ============   ============



























              The accompanying condensed notes are an integral part
                     of these interim financial statements.

                                 ALPHATRADE.COM
                           Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                     June 30,      December 31,
                                                       2007            2006
                                                   -------------  -------------
                                                    (Unaudited)
CURRENT LIABILITIES

 Accounts payable and accrued expenses             $  1,399,194   $    547,139
 Related party payables                               1,394,712        714,295
 Deferred revenue                                       301,622        241,332
                                                   ------------   ------------
   Total Current Liabilities                          3,095,528      1,502,766
                                                   ------------   ------------
   Total Liabilities                                  3,095,528      1,502,766
                                                   ------------   ------------
STOCKHOLDERS' EQUITY (DEFICIT)

 Convertible preferred stock: par
  value $0.001 per share; 10,000,000
  shares authorized, 4,000,000 Class A
  shares issued and outstanding                           4,000          4,000
 Common stock: $0.001 par value, 100,000,000
  shares authorized: 42,849,427 and 40,425,027
  shares issued and outstanding, respectively            42,849         40,425
 Additional paid-in capital                          31,292,919     30,853,661
 Accumulated other comprehensive income                (945,540)      (717,859)
 Accumulated deficit                                (32,958,642)   (31,141,748)
                                                   ------------   ------------
   Total Stockholders' Equity (Deficit)              (2,564,414)      (961,521)
                                                   ------------   ------------
   TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                               $    531,114   $    541,245
                                                   ============   ============

















              The accompanying condensed notes are an integral part
                     of these interim financial statements.

                                 ALPHATRADE.COM
                            Statements of Operations

                          For the Three Months Ended  For the Six Months Ended
                                    June 30,                   June 30,
                           -------------------------  -------------------------
                                2007        2006          2007         2006
                           ------------ ------------  ------------ ------------
REVENUE
 Subscription revenue      $   751,994  $   713,139   $ 1,524,655  $ 1,379,234
 E-Trax revenue                 13,848       18,796        30,579       46,827
 Advertising revenue           460,102      242,585       858,469      507,185
 Other revenue                     661          700         4,109          850
                           -----------  -----------   -----------  -----------
   Total Revenue             1,226,605      975,220     2,417,812    1,934,096
                           -----------  -----------   -----------  -----------
COST OF SALES
 Financial content             444,820      433,538       897,114      844,096
 Other cost of sales             1,307          617         2,793        2,036
                           -----------  -----------   -----------  -----------
   Total Cost of Sales         446,127      434,155       899,907      846,132
                           -----------  -----------   -----------  -----------
   Gross Profit                780,478      541,065     1,517,905    1,087,964
                           -----------  -----------   -----------  -----------
EXPENSES
 Management expense            120,000      120,000       240,000      240,000
 Professional fees             604,339       76,906     1,062,164      463,920
 Research and development      100,118      131,592       187,869      238,930
 Marketing expense             565,094      170,218     1,456,591      281,399
 General and
  administrative expenses      189,028      155,987       369,825      606,521
                           -----------  -----------   -----------  -----------
   Total Expenses            1,578,579      654,703     3,316,449    1,830,770
                           -----------  -----------   -----------  -----------
LOSS) FROM OPERATIONS         (798,101)    (113,638)   (1,798,544)    (742,806)

OTHER (EXPENSE)
 Realized loss on
 marketable securities         (48,350)           -       (48,350)           -
                           -----------  -----------   -----------  -----------
(LOSS) BEFORE INCOME

 TAX EXPENSE                  (846,451)           -    (1,846,894)           -
 INCOME TAX EXPENSE                  -            -             -            -
                           -----------  -----------   -----------  -----------










              The accompanying condensed notes are an integral part
                     of these interim financial statements.

                                 ALPHATRADE.COM
                      Statements of Operations (Continued)

                          For the Three Months Ended  For the Six Months Ended
                                    June 30,                   June 30,
                           -------------------------  -------------------------
                                2007        2006          2007         2006
                           ------------ ------------  ------------ ------------

 NET (LOSS)                $  (846,451) $  (113,638)  $(1,846,894) $  (742,806)
                           ===========  ===========   ===========  ===========
OTHER COMPREHENSIVE LOSS      (218,199)           -      (227,681)           -
                           -----------  -----------   -----------  -----------
 TOTAL
 COMPREHENSIVE (LOSS)      $(1,064,650) $  (113,638)  $(2,074,576) $  (742,806)
                           ===========  ===========   ===========  ===========
 BASIC AND DILUTED
  LOSS PER SHARE           $     (0.02) $     (0.00)  $     (0.04) $     (0.02)
                           ===========  ===========   ===========  ===========
 COMPREHENSIVE
   LOSS PER SHARE          $     (0.02) $     (0.00)  $     (0.05) $     (0.02)
                           ===========  ===========   ===========  ===========
 WEIGHTED AVERAGE NUMBER
   OF SHARES                42,716,045   33,851,112    41,986,171   33,732,369
                           ===========  ===========   ===========  ===========






























              The accompanying condensed notes are an integral part
                     of these interim financial statements.

                                 ALPHATRADE.COM
                  Statements of Stockholders' Equity (Deficit)

                   Preferred Stock     Common Stock     Additional      Net        Other
                   ---------------- ------------------   Paid-In   Subscription Comprehensive  Accumulated
                     Shares  Amount   Shares   Amount    Capital   (Receivable)    Income        Deficit
                   --------- ------ ---------- ------- ----------- ------------ ------------- -------------
Balance,
 December 31, 2006 4,000,000 $4,000 40,425,027 $40,425 $30,853,661 $   (30,000) $   (717,859) $(31,111,748)

Common stock
 issued for cash
 on exercise of
 warrants at $0.18
 per share
 (unaudited)               -      -     55,000      55       9,945           -             -             -

Common stock
 issued for
 services at an
 average price of
 $0.14 per share
 (unaudited)               -      -  2,369,400   2,369     305,985      30,000             -             -

Value of options
 issued under the
 2007 stock
 option plan
 (unaudited)               -      -          -       -      93,350           -             -             -

Value of stock
 purchase warrants
 granted
 (unaudited)               -      -          -       -      10,128           -             -             -

Contributed
 capital
 (unaudited)               -      -          -       -      19,850           -             -             -

Net loss for the
 six months ended
 June 30, 2007
 (unaudited)               -      -          -       -           -           -      (227,681)   (1,846,894)
                   --------- ------ ---------- ------- ----------- -----------  ------------  ------------
Balance,
 June 30, 2007
 (unaudited)       4,000,000 $4,000 42,849,427 $42,849 $31,292,919 $         -  $   (945,540) $(32,958,642)
                   ========= ====== ========== ======= =========== ===========  ============  ============

















              The accompanying condensed notes are an integral part
                     of these interim financial statements.

                                 ALPHATRADE.COM
                            Statements of Cash Flows
                                   (Unaudited)
                                                      For the Six Months Ended
                                                               June 30,
                                                     ---------------------------
                                                          2007          2006
                                                     ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                            $ (1,846,894) $   (742,806)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
   Common stock issued for services and
    contributions                                         308,354       326,665
   Value of options and warrants granted                  103,478       337,436
   Amortization of services prepaid by common stock        30,000       112,984
   Depreciation expense                                     6,673         6,299
   Investments received as payment for
    accounts receivable                                  (305,750)     (271,500)
   Realized loss on marketable securities                  48,350             -
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable              50,120           353
   (Increase) decrease in prepaid expenses                 (6,625)        1,140
   Increase (decrease) in accounts payable and
     accrued expenses                                     852,055       (23,090)
   Increase (decrease) in related party payables                -        73,238
   Increase in deferred revenue                            60,290        14,057
                                                     ------------  ------------
     Net Cash Used by Operating Activities               (699,949)     (165,224)
                                                     ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Proceeds from sales of marketable securities              57,899             -
 Purchase of fixed assets                                  (9,329)       (1,972)
                                                     ------------  ------------
     Net Cash Used by Investing Activities                 48,570        (1,972)
                                                     ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Related party advances                                   680,417             -
 Contributed capital                                       19,850             -
 Common stock issued for cash                              10,000        28,750
                                                     ------------  ------------
     Net Cash Provided by Financing Activities            710,267        28,750
                                                     ------------  ------------
NET CHANGE IN CASH                                         58,888      (138,446)

CASH AT BEGINNING OF PERIOD                               147,323       147,408
                                                     ------------  ------------
CASH AT END OF PERIOD                                $    206,211  $      8,962
                                                     ============  ============



              The accompanying condensed notes are an integral part
                     of these interim financial statements.

                                 ALPHATRADE.COM
                      Statements of Cash Flows (Continued)
                                   (Unaudited)
                                                      For the Six Months Ended
                                                               June 30,
                                                     ---------------------------
                                                          2007          2006
                                                     ------------- -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Interest paid                                       $          -  $          -
 Income taxes paid                                   $          -  $          -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

 Common stock issued for services and contributions  $    308,354  $    326,665
 Contribution of services by officers and directors  $          -  $          -
 Common stock issued for extinguishment of debt      $          -  $          -
 Value of stock options and warrants granted         $    103,478  $    337,436




































              The accompanying condensed notes are an integral part
                     of these interim financial statements.

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                       June 30, 2007 and December 31, 2006

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2006 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

         In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, to increase sales of its subscription services and to increase advertising sales. All marketing efforts are concentrated in the areas of developing a strong sales team, maximizing the investment with our sports partners through unique and innovative premium text promotions and building an advertising program that delivers proven results.

         In addition, the related party debt is a manageable situation as the terms and conditions are favorable to the company and the repayment terms are appropriate to the cash flow of the company. The payment terms if necessary, will be adjusted on a mutually agreed basis.

         The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the aforementioned plan and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                       June 30, 2007 and December 31, 2006

NOTE 3 - SIGNIFICANT EVENTS

         During the six months ended June 30, 2007, the Company issued 2,369,400 shares of common stock valued at an average price of $0.14 per share for consulting services for marketing the company's products. All issuances of common stock for services were valued at the closing price of the common stock on the dates of authorization.

         During the six months ended June 30, 2007, the Company issued 55,000 shares of common stock for cash at $0.18 per share upon the exercise of options granted under its 2004 Incentive Stock Option Plan.

         In April 2007, the Company entered into a Promissory Note and Security Agreement with its officers and directors whereby they agreed to fund the Company with $1,500,000 of operating funds. The Promissory Note bears interest at 20% per annum, is due on February 28, 2008, is secured by the Company's assets and is convertible into shares of the Company's common stock upon default. The Company has an unused credit facility of $819,583 as of June 30, 2007.

         On June 27, 2007, the Company declared a 1.1 for 1 forward stock split. The accompanying financial statements reflect the stock split on a retroactive basis.

NOTE 4 - RELATED PARTY TRANSACTIONS

         The Company receives advances from several related parties on a regular basis. During the six months ended June 30, 2007, related parties advanced $680,417 to the Company. Officer salaries of $240,000 for the six months ended June 30, 2007 were accrued to the contracting management companies.

NOTE 5 - OPTIONS AND WARRANTS

         Under FASB Statement 123, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 79.43% and 111.88%; risk-free interest rates of 5.35, and
         3.50 percent and expected lives of 1.0 and 1.0, for the six months ended June 30, 2007 and 2006, respectively.

         In June 2007 the Company created the 2007 Stock Option Plan whereby it granted the option to purchase 6,000,000 shares of its common stock at $0.21 per share to certain directors, consultants and employees. The options were 25% vested at the date granted and additional vesting will be determined by the Board of Directors. Compensation cost for the Company's stock options granted was $103,478 and $337,436 during the six months ended June 30, 2007 and 2006, respectively.

                                 ALPHATRADE.COM

                        Notes to the Financial Statements
                       June 30, 2007 and December 31, 2006

NOTE 5 - OPTIONS AND WARRANTS (Continued)

         A summary of the status of the Company's stock options and warrants as of June 30, 2007 and changes during the six months ended June 30, 2007 is presented below:

                                                    Weighted   Weighted
                                         Options     Average   Average
                                           and      Exercise  Grant Date
                                         Warrants    Price    Fair Value
                                        ----------  --------  ----------
         Outstanding, December 31, 2006 39,822,997  $   0.38  $     0.38
             Granted                       200,000      0.15        0.15
             Granted                     6,000,000      0.21        0.21
             Exercised                    (237,500)     0.90        0.90
                                        ----------  --------  ----------
         Outstanding, June 30, 2007     45,785,497  $   0.36  $     0.36
                                        ==========  ========  ==========
         Exercisable, June 30, 2007     30,140,500  $   0.40  $     0.40
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

Results of Operations.

During the three months ended June 30, 2007, revenue moderately increased over the same period of 2006. Revenue for 2007 was $1,226,605, which is a 26% increase over fiscal 2006 sales of $975,220. The majority of the increase is directly attributable to the growth in advertising revenue. Advertising revenues grew from $242,585 in 2006 to $460,102 in 2007. Our partnerships with the major sports teams have assisted in driving a lot of new traffic to our website which has helped us develop an advertising program that achieves significant results for our advertising clients. Although we have seen some of that growth in the first half of 2007, we expect significant growth in advertising revenue for the balance of the year. Our digital advertising programs are a professional alternative to the typical advertising fare of unwanted spam and fax blasts. Our E-Gate subscription revenues increased slightly to $751,994 in 2007 from $713,139 in 2006. Our free, delayed E-Gate service saw an extremely large increase in numbers which is great for our advertising clients and also could provide a steady stream of new business for our real time products as market conditions achieve some stability.

We believe the majority of our revenue growth for 2007 and beyond will be generated from our digital advertising programs and from our premium text sweepstakes. Our database is growing exponentially as a direct result of our sports affiliations and these sports partnerships are also a strong conduit of new business for our text promotions.

Our sports partnerships have proven to be a highly effective way of fast tracking the development of our brand - almost every day the name AlphaTrade.com is seen at some sporting event or on national television and it is associated with some of the largest brands in the world. As our brand becomes more recognizable, our ability to achieve better results for our advertisers and for our text promotions is greatly enhanced which generates more business for AlphaTrade. Our advertising programs are unique and innovative and competition is virtually non-existent. The caliber of our demographics is the main attraction as opposed to sheer numbers of site visitors - we attract the most favorable demographic due to the combination of our financial products with a strong sports presence. We believe our advertising business will grow substantially and will eclipse the revenue from our stock quotation business as early as the third quarter of 2007.

Our mobile messaging business is now a proven commodity and we have a continued source of new business generated by our advertising clients and from our sports partnerships. Our database from sms text promotions is growing rapidly and this is very enticing to new clients. Our new clients include some of the largest brands in the world and some of the most dominant sports teams around.

Our cost of E-Gate sales is the cost of the financial content. Many of these costs are fixed monthly fees while others are on a per user basis. Our advertising and text message revenues do not have any such costs. These sales will have the highest profit margin of all of our sales so clearly; the company will be focusing on developing this business.

We realized a net loss of $846,453 for the three months ended June 30, 2007 compared to a net loss of $113,638 for the three months ended June 30, 2006 This is an increase in net loss of $732,513 and is exclusively due to the cash paid for our sports partnerships and the stock paid to consultants for marketing our products. We fully expect this expense to translate into strong revenue growth for the balance of 2007 and beyond. We see this revenue being derived from a combination of our innovative digital advertising programs and our text message promotions. We are building an advertising clientele that is prepared to pay a premium to have access to our demographic.

Included in professional fees are shares of common stock to public relations consultants valued at $308,354. These consultants were engaged to assist in building our advertising client base and to add new clients for our E-gate business. We realized related party compensation expense of $120,000 for both 2007 and 2006.

Our marketing expense increased to $565,094 in 2007 from $170,218 in 2006 which is understandable as we grow our advertising business and pay for our sports partnerships. We fully expect this to continue throughout the balance of 2007 as we have hired some very talented and senior sales people to execute our targeted marketing program.

We decreased our research and development expense to $110,118 in 2007 from $131,592 in 2006. This is expected to increase as we build additional products with which to generate even more revenue.

Historically, due to the nature of being a developmental stage company, many of our expenses are paid in shares of our common stock. The expenses are recorded at the fair value of the shares issued. Excluding these non-cash expenses we would have reported a loss of $537,797 for the three months ended June 30, 2007 instead of $1,846,894.

During the six months ended June 30, 2007, revenue showed a substantive increase over the same period of 2006. Revenue for 2007 was $2,417,812, which is a 25% increase over fiscal 2006 sales of $1,934,096. An increase in revenue was realized in all of our products and services but the highest growth is advertising revenues. Advertising revenues grew to $858,469 in 2007 from

$507,185 in 2006. That growth shows an underlying trend for the company with respect to our potential for revenue. Prior to adding additional revenue streams, our growth was limited to the growth of the financial markets and our share of that marketplace. With advertising, our potential revenue is unlimited and restricted only by our own creativity. As our database grows and the success of our advertising programs becomes more widely known, we believe our advertising revenues will grow exponentially. In addition, our text message programs will show some strong growth in the later half of this year. We believe our new corporate direction is validated with the success and growth trajectories of these new products. We do expect the growth of our E-gate financial products to remain slow. It is wise to remember the most important aspect of these services are the highly desirable database we are accumulating and the high quality of the database from a purchasing point of view. This has given us the opportunity to build our highly effective and innovative advertising programs.

We incurred a net loss of $1,846,894 for the six months ended June 30, 2007 compared to $742,806 for the six months ended June 30, 2006. This is an increase of $1,104,088 and directly related to payments for our sports marketing programs and increased marketing expenses. We are already experiencing strong revenue growth in our advertising programs from these partnerships and we expect the growth to escalate during the second half of this year.

Stock options were issued under our 2007 Stock Option Plan. We realized related party compensation expense of $480,000 for both 2007 and 2006. Our marketing expense increased to $1,456,591 in 2007 from $281,399 due to a greatly expanded marketing program. We decreased our research and development expense to $187,869 in 2007 from $238,930 in 2006. Our professional fees expense increased to $1,062,164 in 2007 from $463,920 in 2006 mainly because of share issuances to consultants that were assisting in marketing our new products. Our general and administrative expense decreased to $369,825 for 2007 from $606,521 in 2006 due to the issuance of stock options under the 2006 stock option plan to our employees and directors.

Historically, many of our expenses are paid in shares of our common stock. The expenses are recorded at the fair value of the shares issued. Excluding these non cash expenses the loss for the six months ended June 30, 2007 would have been only $1,435,062. Excluding non cash expenses for 2006 we would have reported an income $34,279.

Liquidity and Capital Resources.

We have consistently been financed through loans from related parties and from raising capital through private equity offerings. We used $19,532 and $165,224 of cash in our operating activities in the first six months of 2007 and 2006, respectively. This decrease of $145,692 was primarily due to the receipt of $680,417 in cash advances from related parties. For the six months ended June 30, 2007 and 2006 we received cash totaling $29,850 and $28,750 from the issuance of our common stock upon the exercise of options granted under the 2004 stock option plan. We expect that in the next twelve months that the cash generated by our operations will be adequate to cover our cash flow.

Given the right circumstances, we would entertain a secondary financing if it would expand our market penetration and bring extra revenue to us. We are actively seeking acquisition targets and may decide to use our stock as the compensation for any acquisition. Currently, we do not have any definitive plans for a secondary financing nor have we identified a specific acquisition target.

We currently have no material commitments for capital requirements. At the present time we have no need to purchase new equipment or replace the equipment we are currently using. We believe that our capital infrastructure is adequate to handle the expected growth in 2007.

We are not aware of any material trend, event or capital commitment, which would potentially adversely affect liquidity. In the event a material trend develops, we believe we will have sufficient funds available to satisfy working capital needs through debt or from funds received from equity sales.

Dependence on Key Personnel

We are dependent on the services of Penny Perfect, the Chief Executive Officer of the Company. The loss of Ms. Perfect or Gordon Muir, our CTO or other key executives and personnel, or the inability to attract and retain the additional highly skilled employees required for the expansion of our activities, may have a material adverse effect on our business or our future operations. We do not intend to maintain "Key-man" life insurance on any executive officers or other personnel at this time.


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

Item 2. Changes in Securities.

The following unregistered securities have been issued since January 1st, 2007:

                                                 Valued
Date             No. of Shares      Title          At          Reason

May  15/2007           50,000      Common         $0.17    Services
Apr. 12/2007          375,500      Common         $0.17    Services
Apr. 05/2007           22,500      Common         $0.17    Services
Mar. 29/2007           15,000      Common         $0.135   Services
Mar. 23/2007          115,000      Common         $0.122   Services
Mar. 15/2007          100,000      Common         $0.12    Services
Feb. 27/2007          175,000      Common         $0.125   Services
Feb. 20/2007        1,035,420      Common         $0.135   Services
Jan. 18/2007          266,580      Common         $0.16    Services


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




                                                   ALPHATRADE.COM


Date:    8/13/2007                                / s / Penny Perfect
                                                   ----------------------------
                                                   President / Director



Date:    8/13/2007                                / s / Katharine Johnston
                                                   ----------------------------
                                                   Principal Accounting Officer