Form 10QSB
period 2007-09-30
ALPHATRADE COM
filed 2007-11-13
CIK 1076462

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

                  For Quarterly period Ended: September 30, 2007; or

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



                                 (604) 986-9866
                            -------------------------
                           (Issuer's telephone number)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes  X   No
                                                                    ---     ---

        State the number of shares outstanding of the issuer's common equity:
$0.001 par value, as of October 10, 2007, was 46,426,900.

         Transitional Small Business Disclosure Format.  Yes      No  X
                                                             ---     ---

                              Report on Form 10-QSB
                     For the Quarter Ended September 30, 2007

                                      INDEX

                                                                          Page
                                                                          ----
Part I.  Financial Information

         Item 1.      Financial Statements (unaudited)...................... 3

                      Balance Sheets.......................................4-5
                      Statements of Operations ............................6-7
                      Statement of Stockholders' Equity (Deficit)........... 8
                      Statements of Cash Flows............................9-10
                      Notes to the Financial Statements .................11-13

         Item 2.      Management's Discussion and Analysis
                        or Plan of Operation .............................. 14

         Item 3.      Controls and Procedures ............................. 17



Part II. Other Information

         Item 1.      Legal Proceedings ................................... 18

         Item 2.      Changes in Securities ............................... 18

         Item 3.      Defaults Upon Senior Securities ..................... 19

         Item 4.      Submission of Matters to a Vote of Security Holders . 19

         Item 5.      Other Information ................................... 19

         Item 6.      Exhibits and Reports on Form 8-K .................... 19

                      Signatures........................................... 20

                      Certifications

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying balance sheets of Alphatrade.com at September 30, 2007 and December 31, 2006, and the related statements of operations, stockholders' equity (deficit) and cash flows for the three months and nine months ending September 30, 2007 and 2006, have been prepared by our management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2007, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2007.

















                                 ALPHATRADE.COM

                              FINANCIAL STATEMENTS

                    September 30, 2007 and December 31, 2006

                                 ALPHATRADE.COM
                                 Balance Sheets

                                     ASSETS
                                     ------

                                                    September 30, December 31,
                                                         2007         2006
                                                    ------------- -------------
                                                     (Unaudited)
CURRENT ASSETS

 Cash                                               $     88,130  $    147,323
 Accounts receivable - trade, net                          1,283        64,766
 Prepaid expenses                                          3,000         7,148
                                                    ------------  ------------
   Total Current Assets                                   92,413       219,237
                                                    ------------  ------------
PROPERTY AND EQUIPMENT, NET                               50,936        37,550
                                                    ------------  ------------
OTHER ASSETS

 Investments                                             686,386       215,991
 Related party investment                                 11,510        68,467
                                                    ------------  ------------
   Total Other Assets                                    697,896       284,458
                                                    ------------  ------------
    TOTAL ASSETS                                    $    841,245  $    541,245
                                                    ============  ============

























             The accompanying condensed notes are an integral part
                     of these interim financial statements.

                                 ALPHATRADE.COM
                           Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                    September 30, December 31,
                                                         2007         2006
                                                    ------------- -------------
                                                     (Unaudited)

CURRENT LIABILITIES

 Accounts payable and accrued expenses              $  1,786,282  $    547,139
 Related party payables                                1,953,367       714,295
 Deferred revenue                                        248,382       241,332
                                                    ------------  ------------
   Total Current Liabilities                           3,988,031     1,502,766
                                                    ------------  ------------
   Total Liabilities                                   3,988,031     1,502,766
                                                    ------------  ------------
STOCKHOLDERS' EQUITY (DEFICIT)

 Convertible preferred stock: par value
   $0.001 per share; 10,000,000 shares
   authorized, 4,000,000 Class A shares
   issued and outstanding                                  4,000         4,000
 Common stock: $0.001 par value, 100,000,000
   shares authorized: 45,481,900 and
   40,425,027 shares issued and outstanding,
   respectively                                           45,482        40,425
 Additional paid-in capital                           31,816,172    30,853,661
 Prepaid expenses-related parties                              -       (30,000)
 Stock subscription payable                               40,000             -
 Accumulated other comprehensive income               (1,060,311)     (717,859)
 Accumulated deficit                                 (33,992,129)  (31,111,748)
                                                    ------------  ------------
   Total Stockholders' Equity (Deficit)               (3,146,786)     (961,521)
                                                    ------------  ------------
   TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                                $    841,245  $    541,245
                                                    ============  ============












             The accompanying condensed notes are an integral part
                     of these interim financial statements.

                                 ALPHATRADE.COM
                            Statements of Operations

                          For the Three Months Ended For the Nine Months Ended
                                 September 30,              September 30,
                          -------------------------- --------------------------
                               2007          2006        2007          2006
                          ------------ ------------- ------------- ------------
REVENUE
 Subscription revenue     $   773,818  $    701,526  $  2,298,473  $ 2,080,760
 E-Trax revenue                18,093        11,283        48,672       58,110
 Advertising revenue          817,523       347,807     1,675,992      854,992
 Other revenue                    944            93         5,053          943
                          -----------  ------------  ------------  -----------
   Total Revenue            1,610,378     1,060,709     4,028,190    2,994,805
                          -----------  ------------  ------------  -----------
COST OF SALES
 Financial content            364,973       468,975     1,262,087    1,313,071
 Other cost of sales            1,082         1,815         3,875        3,851
                          -----------  ------------  ------------  -----------
   Total Cost of Sales        366,055       470,790     1,265,962    1,316,922
                          -----------  ------------  ------------  -----------
   Gross Profit             1,244,323       589,919     2,762,228    1,677,883
                          -----------  ------------  ------------  -----------
EXPENSES
 Management expense                 -       120,000       240,000      360,000
 Professional fees             49,609       554,968     1,111,773    1,018,888
 Research and development     139,971       103,390       327,840      342,320
 Marketing expense          1,819,988        78,761     3,276,579      360,160
 General and
  administrative expenses     268,242       148,946       638,067      755,467
                          -----------  ------------  ------------  -----------
   Total Expenses           2,277,810     1,006,065     5,594,259    2,836,835
                          -----------  ------------  ------------  -----------
(LOSS) FROM OPERATIONS     (1,033,487)     (416,146)   (2,832,031)  (1,158,952)

OTHER (EXPENSE)
 Realized loss on
  marketable securities             -       (14,782)      (48,350)     (14,782)
                          -----------  ------------  ------------  -----------
(LOSS) BEFORE INCOME
    TAX EXPENSE            (1,033,487)     (430,928)   (2,880,381)  (1,173,734)
INCOME TAX EXPENSE                  -             -             -            -
                          -----------  ------------  ------------  -----------
   NET (LOSS)             $(1,033,487) $   (430,928) $ (2,880,381) $(1,173,734)
                          ===========  ============  ============  ===========








             The accompanying condensed notes are an integral part
                     of these interim financial statements.

                                 ALPHATRADE.COM
                      Statements of Operations (Continued)

                          For the Three Months Ended For the Nine Months Ended
                                 September 30,              September 30,
                          -------------------------- --------------------------
                               2007          2006         2007         2006
                          ------------ ------------- ------------- ------------

OTHER COMPREHENSIVE LOSS     (114,771)            -      (342,452)           -
                          -----------  ------------  ------------  -----------
TOTAL COMPREHENSIVE (LOSS)$(1,148,258) $   (430,928) $ (3,222,833) $(1,173,734)
                          ===========  ============  ============  ===========
BASIC AND DILUTED
    LOSS PER SHARE        $     (0.02) $      (0.01) $      (0.07) $     (0.04)
                          ===========  ============  ============  ===========
COMPREHENSIVE LOSS
    PER SHARE             $     (0.03) $      (0.01) $      (0.07) $     (0.04)
                          ===========  ============  ============  ===========
WEIGHTED AVERAGE NUMBER
    OF SHARES              44,613,473    32,725,986    43,029,594   31,270,687
                          ===========  ============  ============  ===========
































            The accompanying condensed notes are an integral part
                     of these interim financial statements.

                                 ALPHATRADE.COM
                  Statements of Stockholders' Equity (Deficit)

                     Preferred Stock     Common Stock    Additional      Net        Other
                     ---------------- ------------------  Paid-In   Subscription Comprehensive  Accumulated
                       Shares  Amount   Shares   Amount   Capital   (Receivable)    Income        Deficit
                     --------- ------ ---------- ------- ----------- ----------- -------------  -------------
Balance,
December 31, 2006    4,000,000 $4,000 40,566,950 $40,567 $30,853,519 $  (30,000) $   (717,859)  $(31,111,748)

Common stock issued
for cash on exercise
of warrants at $0.18
per share (unaudited)        -      -     55,000      55       9,945          -             -              -

Common stock issued
for services at an
average price of $0.14
per share (unaudited)        -      -  2,369,400   2,369     305,985     30,000             -              -

Value of options
issued under the 2007
stock option plan
(unaudited)                  -      -          -       -      93,350          -             -              -

Value of stock
purchase warrants
granted (unaudited)          -      -          -       -      10,128          -             -              -

Contributed capital
(unaudited)                  -      -          -       -      19,850          -             -              -

Common stock issued
for cash at $0.20
per share (unaudited)        -      -    705,000     705     140,295     40,000             -              -

Common stock issued
for services at an
average price of $0.22
per share (unaudited)        -      -  1,785,550   1,786     383,100          -             -              -

Net loss for the nine
months ended September
30, 2007 (unaudited)         -      -          -       -           -          -      (342,452)    (2,880,381)
                     --------- ------ ---------- ------- ----------- ----------  ------------   ------------
Balance,
September 30, 2007
(unaudited)          4,000,000 $4,000 45,481,900 $45,482 $31,816,172 $   40,000  $ (1,060,311)  $(33,992,129)
                     ========= ====== ========== ======= =========== ==========  ============   ============











            The accompanying condensed notes are an integral part
                     of these interim financial statements.

                                 ALPHATRADE.COM
                            Statements of Cash Flows
                                   (Unaudited)

                                                    For the Nine Months Ended
                                                           September 30,
                                                   ----------------------------
                                                        2007          2006
                                                   ------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                          $ (2,880,381) $  (1,173,734)
 Adjustments to reconcile net loss to
    net cash used by operating activities:
  Common stock issued for services and contributions    693,240        776,214
  Value of options and warrants granted                 103,478        337,436
  Amortization of services prepaid by common stock       30,000        174,676
  Depreciation expense                                   10,010          9,220
  Investments received as payment for accounts
    receivable                                         (862,139)      (471,510)
  Realized loss on marketable securities                 48,350         14,782
 Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable             63,483        (43,264)
  (Increase) decrease in prepaid expenses                 4,148         12,847
  Increase (decrease) in accounts payable and
    accrued expenses                                  1,239,143         71,194
  Increase (decrease) in related party payables               -        141,397
  Increase in deferred revenue                            7,050          7,979
                                                   ------------  -------------
    Net Cash Used by Operating Activities            (1,543,618)      (142,763)
                                                   ------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Proceeds from sales of marketable securities            57,899         23,325
 Purchase of fixed assets                               (23,396)        (3,285)
                                                   ------------  -------------
    Net Cash Used by Investing Activities                34,503         20,040
                                                   ------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Related party advances                               1,239,072              -
 Contributed capital                                     19,850              -
 Common stock issued for cash                           191,000         28,750
                                                   ------------  -------------
    Net Cash Provided by Financing Activities         1,449,922         28,750
                                                   ------------  -------------
NET CHANGE IN CASH                                      (59,193)       (93,973)

CASH AT BEGINNING OF PERIOD                             147,323        147,408
                                                   ------------  -------------
CASH AT END OF PERIOD                              $     88,130  $      53,435
                                                   ============  =============


            The accompanying condensed notes are an integral part
                     of these interim financial statements.

                                 ALPHATRADE.COM
                      Statements of Cash Flows (Continued)

                                   (Unaudited)

                                                    For the Nine Months Ended
                                                           September 30,
                                                   ----------------------------
                                                        2007          2006
                                                   ------------- --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Interest paid                                     $          -  $           -
 Income taxes paid                                 $          -  $           -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

 Common stock issued for services and
      contributions                                $    693,240  $     776,214
 Value of stock options and warrants granted       $    103,478  $     337,436


































            The accompanying condensed notes are an integral part
                     of these interim financial statements.

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                    September 30, 2007 and December 31, 2006

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2006 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

                                ALPHATRADE.COM
                        Notes to the Financial Statements
                    September 30, 2007 and December 31, 2006

NOTE 3 - SIGNIFICANT EVENTS

         During the nine months ended September 30, 2007, the Company issued 4,154,950 shares of common stock valued at an average price of $0.17 per share for consulting services for marketing the company's products. All issuances of common stock for services were valued at the closing price of the common stock on the dates of authorization.

         During the nine months ended September 30, 2007, the Company issued 55,000 shares of common stock for cash at $0.18 per share upon the exercise of options granted under its 2004 Incentive Stock Option Plan.

         During the nine months ended September 30, 2007, the Company issued 705,000 shares of common stock for cash at $0.20 per share.

         In April 2007, the Company entered into a Promissory Note and Security Agreement with its officers and directors whereby they agreed to fund the Company with $1,500,000 of operating funds. The Promissory Note bears interest at 20% per annum, is due on February 28, 2008, is secured by the Company's assets and is convertible into shares of the Company's common stock upon default. The Company has an unused credit facility of $260,928 as of September 30, 2007.

         On June 27, 2007, the Company declared a 1.1 for 1 forward stock split. The accompanying financial statements reflect the stock split on a retroactive basis.

NOTE 4 - RELATED PARTY TRANSACTIONS

         The Company receives advances from several related parties on a regular basis. During the nine months ended September 30, 2007, related parties advanced $1,239,072 to the Company. Officer salaries of $240,000 for the nine months ended September 30, 2007 were paid to the contracting management companies.

NOTE 5 - OPTIONS AND WARRANTS

         Under FASB Statement 123, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 79.43% and 111.88%; risk-free interest rates of 5.35, and
         3.50 percent and expected lives of 1.0 and 1.0, for the nine months ended September 30, 2007 and 2006, respectively.

         In June 2007 the Company created the 2007 Stock Option Plan whereby it granted the option to purchase 6,000,000 shares of its common stock at $0.21 per share to certain directors, consultants and employees. The options were 25% vested at the date granted and additional vesting will be determined by the Board of Directors. Compensation cost for the Company's stock options granted was $103,478 and $337,436 during the nine months ended September 30, 2007 and 2006, respectively.

                                ALPHATRADE.COM
                        Notes to the Financial Statements
                    September 30, 2007 and December 31, 2006

NOTE 5 - OPTIONS AND WARRANTS (Continued)

         A summary of the status of the Company's stock options and warrants as of September 30, 2007 and changes during the nine months ended September 30, 2007 is presented below:

                                                     Weighted  Weighted
                                          Options    Average    Average
                                            and      Exercise  Grant Date
                                          Warrants    Price    Fair Value
                                         ----------- --------  ----------
         Outstanding, December 31, 2006  39,822,997  $   0.38  $     0.38
            Granted                         200,000      0.15        0.15
            Granted                       6,000,000      0.21        0.21
            Exercised                      (237,500)     0.90        0.90
                                         ----------  --------  ----------
         Outstanding, September 30, 2007 45,785,497  $   0.36  $     0.36
                                         ==========  ========  ==========
         Exercisable, September 30, 2007 30,140,500  $   0.40  $     0.40
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

Results of Operations.

During the three months ended September 30, 2007, revenue significantly increased over the same period of 2006. Revenue for 2007 was $1,610,378, which is a 51% increase over fiscal 2006 sales of $1,060,709. The majority of the increase is directly attributable to the growth in advertising revenue. Advertising revenues grew to $817,523 in 2007 from $347,807 in 2006. Our partnerships with national and grassroots sports operations has increased our website traffic over 500% and we continue to see ongoing increased traffic. This has created a very effective advertising program which is giving us the opportunity to grow this part of our revenue at a very fast pace. Although we experienced some growth in the first half of 2007, we are definitely gaining traction during the final months of 2007. We expect this to continue to increase as our brand awareness becomes stronger. Our online advertising programs are a professional and targeted alternative to the typical advertising fare of unwanted spam and fax blasts. Additionally our E-Gate subscription revenues increased slightly to $773,818 in 2007 from $701,526 in 2006. Our free, delayed E-Gate service is experiencing an extremely large increase in numbers which is another reason our advertising program is so effective

We believe the majority of our revenue growth for 2007 and beyond will be generated from our digital advertising programs and from our premium text messaging programs. Our database is growing exponentially as a direct result of our sports affiliations and these sports partnerships are also a strong conduit of new business for our text promotions. Our brand awareness has made tremendous strides in 2007 and that alone makes it possible for us to easily close larger advertising business.

Our sports partnerships have proven to be a highly effective way of fast tracking the development of our brand - almost every day the name AlphaTrade.com is seen at some sporting event or on national television and it is associated with some of the largest brands in the world. As our brand continues to be more recognizable, our ability to achieve better results for our advertisers and generate additional revenue from text promotions is greatly enhanced. Our advertising programs are unique and innovative and competition in this sector is virtually non-existent. The caliber of our site demographics is the main attraction as opposed to sheer numbers of site visitors - we attract the most favorable demographic due to the combination of our financial products with a strong sports presence. For the first time in our company history, our advertising revenue in this quarter now exceeds the revenue from our stock quotation business.

Our mobile messaging business has become a proven commodity. We started this year in Madison Square Gardens with the Professional Bull Riders and our very first live text promotion. At this event we achieved 50% audience participation. Throughout the year we have conducted text promotions at the New York Mets stadium, for NFL Super Bowl tickets, at the NHRA drag races, at a NASCAR race in Phoenix and many others - in fact, so far this year we promoted and developed over 50 text promotions. This experience and our connections in the sporting industry are setting the stage for us to generate significant revenue from this sector of our business. Our database from our text promotions is growing rapidly and this alone will become extremely attractive from a marketing and advertising perspective. Our text clients include some of the largest brands in the world and some of the most dominant sports teams in the United States.

Our cost of E-Gate sales is the cost of the financial content. Many of these costs are fixed monthly fees while others are on a per user basis. Our advertising and text message revenues do not have any such costs. These sales will have the highest profit margin of all of our sales so as our advertising and text message business grow, the company's profit margins will become greater.

We realized a net loss of $1,033,487 for the three months ended September 30, 2007 compared to a net loss of $430,928 for the three months ended September 30, 2006 This is an increase in net loss of $602,559 and is exclusively due to the cash paid for our sports partnerships and the stock paid to consultants for marketing our products. We fully expect this expense to translate into strong revenue growth for the balance of 2007 and beyond. We see this revenue being derived from a combination of our innovative advertising programs and our text message promotions. We are building an advertising clientele that is prepared to pay a premium to have access to our demographic. We entered into these sports partnerships knowing the initial year would have substantial costs associated with it. We knew it was imperative to build our brand recognition so our advertising program could become effective. This is exactly what is happening and we anticipate continued strong growth for the balance of 2007 and beyond.

The management contracts with our executive officers were amended in the second half of 2007 to eliminate any additional compensation for 2007. Accordingly, we realized related party compensation expense of $-0- and $120,000 for the three months ended 2007 and 2006, respectively.

Our marketing expense increased to $1,819,988 in 2007 from $78,761 in 2006 which is understandable as we grow our advertising business and pay for our sports partnerships. We fully expect this to continue throughout the balance of 2007 as we have hired some very talented and senior sales people to execute our targeted marketing program.

We increased our research and development expense to $139,971 in 2007 from $103,390 in 2006. This is expected to increase as we build additional products with which to generate even more revenue.

Historically, due to the nature of being a developmental stage company, many of our expenses are paid in shares of our common stock. The expenses are recorded at the fair value of the shares issued. Excluding these non-cash expenses we would have reported a loss of $648,601 for the three months ended September 30, 2007 instead of $1,033,487.

During the nine months ended September 30, 2007, revenue showed a substantive increase over the same period of 2006. Revenue for 2007 was $4,028,190, which is a 35% increase over fiscal 2006 sales of $2,994,805. An increase in revenue was realized in all of our products and services but the highest growth is advertising revenues. Advertising revenues grew to $1,675,992 in 2007 from $854,992 in 2006. That growth shows an underlying trend for the company with respect to our potential for revenue. Prior to adding additional revenue streams, our growth was limited to the growth of the financial markets and our share of that marketplace. With advertising, our potential revenue is unlimited and restricted only by our own creativity. As our database grows and the success of our advertising programs becomes more widely known, we believe our advertising revenues will grow exponentially. In addition, our text message programs will show some strong growth in the later half of this year but most of the significant growth will show in early 2008. We believe our new corporate direction is validated with the success and growth trajectories of these new products. We do expect the growth of our E-gate financial products to remain steady. The most important aspect of all of our services is the highly desirable demographic we are accumulating and the high quality of the database from a purchasing point of view. This has given us the opportunity to build our highly effective and innovative advertising programs.

We incurred a net loss of $2,880,381 for the nine months ended September 30, 2007 compared to $1,173,734 for the nine months ended September 30, 2006. This is an increase of $1,706,647 and directly related to payments for our sports marketing programs and increased marketing expenses. We are already experiencing strong revenue growth in our advertising programs from these partnerships and we expect the growth to escalate during the second half of this year.

Stock options were issued under our 2007 Stock Option Plan. We realized related party compensation expense of $240,000 for both 2007 and 2006. Our marketing expense increased to $3,276,579 in 2007 from $360,160 due to a greatly expanded marketing program. We decreased our research and development expense to $327,840 in 2007 from $342,320 in 2006. Our professional fees expense increased to $1,111,773 in 2007 from $1,018,888 in 2006 mainly because of share issuances to consultants that were assisting in marketing our new products. Our general and administrative expense decreased to $638,067 for 2007 from $755,467 in 2006 due to the issuance of stock options under the 2006 stock option plan to our employees and directors in the prior year.

Historically, many of our expenses are paid in shares of our common stock. The expenses are recorded at the fair value of the shares issued. Excluding these non cash expenses the loss for the nine months ended September 30, 2007 would have been $2,053,663. Excluding non cash expenses for 2006 we would have reported an income $114,592.

Liquidity and Capital Resources.

We have consistently been financed through loans from related parties and from raising capital through private equity offerings. We used $1,543,618 and $142,763 of cash in our operating activities in the first nine months of 2007 and 2006, respectively. This increase of $1,400,855 was primarily due to the expanded marketing program. For the nine months ended September 30, 2007 and 2006 we received cash totaling $191,000 and $28,750 from the issuance of our common stock upon the exercise of options granted under the 2004 stock option plan. In 2007 we also received $1,239,072 from related party advances. We expect that in the next twelve months that the cash generated by our operations will be adequate to cover our cash flow.

Given the right circumstances, we would entertain a secondary financing if it would expand our market penetration and bring extra revenue to us. We are actively seeking acquisition targets and may decide to use our stock as the compensation for any acquisition. Currently, we do not have any definitive plans for a secondary financing nor have we identified a specific acquisition target.

We currently have no material commitments for capital requirements. At the present time we have no need to purchase new equipment or replace the equipment we are currently using. We believe that our capital infrastructure is adequate to handle the expected growth in 2008.

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

Item 2. Changes in Securities.

The following unregistered securities have been issued since January 1st, 2007:
                                                 Valued
Date             No. of Shares      Title          At          Reason

Jan. 18/2007          266,580      Common         $0.16      Services
Feb. 20/2007        1,035,420      Common         $0.135     Services
Feb. 27/2007          175,000      Common         $0.125     Services
Mar. 15/2007          100,000      Common         $0.12      Services
Mar. 23/2007          115,000      Common         $0.122     Services
Mar. 29/2007           15,000      Common         $0.135     Services
Apr. 05/2007           22,500      Common         $0.17      Services
Apr. 12/2007          375,500      Common         $0.17      Services
May  15/2007           50,000      Common         $0.17      Services
July  2/2007          200,000      Common         $0.21      Services
July  5/2007          902,550      Common         $0.21      Services
July 17/2007           16,500      Common         $0.28      Services
July 18/2007           10,000      Common         $0.25      Services
July 24/2007           29,000      Common         $0.23      Services
July 31/2007            3,000      Common         $0.26      Services
Aug. 14/2007          300,000      Common         $0.23      Services
Aug. 27/2007           54,500      Common         $0.24      Services
Sep.  7/2007          270,000      Common         $0.21      Services

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




                                                   ALPHATRADE.COM


Date:    11/12/2007                                / s / Penny Perfect
                                                   ----------------------------
                                                   President / Director



Date:    11/12/2007                                / s / Katharine Johnston
                                                   ----------------------------
                                                   Principal Accounting Officer