Form 10KSB
period 2007-12-31
ALPHATRADE COM
filed 2008-04-02
CIK 1076462

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark one)

|X|    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934

For the fiscal year ended : December 31, 2007
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

     Suite 116C - 930 West 1st Street
              North Vancouver, BC Canada                       V7P 3N4
              --------------------                            --------
    (Address of principal executive offices)                 (Zip Code)
------------------------------------------------   -----------------------------

Issuer's telephone Number: (604) 986-9866
                           --------------

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

The Issuer's revenue for its fiscal year ended December 31, 2007 is $5,978,825.

As of March 18, 2008, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $4,939,775 based on approximately 32,931,833 shares held by non affiliates at a price of $0.15.

As of December 31, 2007, there were outstanding 48,589,773 shares of Common
Stock.

                                TABLE OF CONTENTS

                                                                            PAGE
                                     PART I

ITEM 1.    Description of Business.                                           4
ITEM 2.    Description of Property.                                          18
ITEM 3.    Legal Proceedings.                                                18
ITEM 4.    Submission of Matters to a Vote of Security Holders.              19

                                     PART II

ITEM 5.    Market for Common Equity and Related Stockholder Matters.         19
ITEM 6.    Management's Discussion and Analysis or Plan of Operations.       22
ITEM 7.    Financials Statements.                                            26
ITEM 8.    Changes In and Disagreements with Accountants on Accounting
           and Financial Disclosure.                                         26
ITEM 8A.   Controls and Procedures.                                          26


                                    PART III

ITEM 9.    Directors, Executive Officers, Promoters, Control Persons         27
           and Corporate Governance; Compliance With Section 16(a)
           of the Exchange Act.
ITEM 10.   Executive Compensation.                                           30
ITEM 11.   Security Ownership of Certain Beneficial Owners and               32
           Management Related Stockholder Matters.
ITEM 12.   Certain Relationships and Related Transactions,
           and Director Independence.                                        36
ITEM 13.   Exhibits.                                                         36
ITEM 14.   Principal Accounting Fees and Services.                           38

Signatures                                                                   39

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

Our headquarters are located at Suite 116 - 930 West 1st Street, North Vancouver, B.C. V7P3N4, Canada.

Overview

AlphaTrade began as a technology company focused on developing a web based stock quote service that was high quality, comprehensive and affordable. Almost perfectly timed, our product release coincided with a major turn down in tech stocks and interest in the financial industry from a retail point of view waned severely. We noticed the impact almost immediately as the demand for our stock quote service and all of our financial products slowed to almost zero annual growth. This prompted immediate corrective action from management. Upon analyzing our business model we realized the major importance of the business we built was our database. From this we formulated a plan for our future business development - targeted on-line digital advertising for small, mid, mini and micro cap publicly traded companies. From that we have grown into a multi-faceted, digital media marketing agency through our creative use of sports franchises to get more exposure for our own brand and by maximizing our financial data services to increase our database. Since January 1999 when we commenced operations, AlphaTrade has prided itself on its ability to evolve. Our mandate is to aggressively build our business in markets that are under served and over charged. Our entire digital advertising business evolved from a lack we noticed in the advertising industry - no one was specifically serving the needs of developing companies on the smaller exchanges. We launched our advertising program to serve that need and in the process our operation costs have been lowered, our database is growing at a fast pace, our web traffic is soaring and our brand is becoming well known. This initiative allowed us to augment our management team, expand our revenue opportunities and further diversify our business. Our affiliations with sports franchises gave us the opportunity to fast track the growth of our advertising business. By embedding our business and our brand with as many operating businesses of the caliber of the New York Mets, the Dallas Mavericks and other such sports teams, strongly positions AlphaTrade in the minds of potential clients.


Business Strategy

Our marketing strategy is building products and creating services that can survive and prosper in challenging economic times. Our advertising programs are driving out much of the hard costs associated with our financial products. We are aggressively marketing our products and services to qualified prospects. Our strongest revenue growth for 2007 came from our advertising programs. AlphaTrade's unique positioning in the marketplace is protected by a number of factors: reasonable price, targeted ad placement, high volume web traffic, valuable associations, strong networking ability, and worldwide audience.

Our database is expanding as a direct result of our successful advertising promotions and our sports affiliations. This is resulting in a strong conduit of new business for a variety of our advertising programs and our other business segments such as text promotions. Our own corporate brand awareness made tremendous strides in 2007 which is also improving our business prospects.

Our overall strategy reflects the attention we are paying to our revenue growth for 2007 and beyond. As with any business, there are some dominant players currently capturing a lot of the digital advertising business. The Internet public is fickle and expects unique content, interesting presentations, and fast paced messages. The Internet audience readily embraces the proactive marketing approach used by companies like AlphaTrade that can make changes and alter their presentations quickly. We have created a mindset at AlphaTrade that focuses on listening and paying attention to our "fans" - who are the people who frequent our websites.

Our foray into mainstream and grassroots sports portrayed our theme of "we go where our customers are". We continually embrace our motto of "make the move" - meaning don't wait - do it now. For us, it is all about looking at what connects people to our advertisers' messages - what makes our advertisements appealing to the consumer. 2007 was a pivotal year for AlphaTrade. Our revenue from advertising for the first time exceeded the revenue from our core financial products. We see this as validation for our current marketing strategy.

The caliber of our site demographics is one of our main marketing focuses. In addition to the continually increasing number of site visitors, we attract one of the most favored demographic due to the combination of our financial products and our sports presence. Our selling feature to advertisers is that our service completely aligns the intentions of both site visitors and advertisers. This creates a dynamic partnership that reflects management's commitment to strategic marketing that benefits both parties.

Our mobile messaging business has become an adjunct service that compliments our advertising programs. Throughout 2007 we conducted text promotions at Shea Stadium, the home of the New York Mets, for NFL Super Bowl tickets, at the NHRA drag races, at a NASCAR race in Phoenix and many others - in fact, in 2007 we promoted and developed over 50 text promotions. Our database from our text promotions is growing continually and is becoming an additional feature for our marketing programs.

In keeping with our theme of building partnerships with our advertisers, we have expanded our web development services, which include web site development, enhancements, logo development, mailing programs, corporate identity and brand building.

Our business development in 2007 is representative of an underlying trend for the company with respect to our potential revenue growth. Although we were experiencing continued growth prior to adding additional revenue streams, it was not as solid as it is now. When you combine financial products with technology and spice it up with website development and blend all of that with an innovative advertising and marketing strategy, our potential revenue is unlimited and restricted only by our own creativity. As our database grows and the success of our advertising programs becomes more widely known, we believe our advertising revenues will become our main revenue source. We have a great sense that our corporate direction and marketing focus is valid. We anticipate a stellar year in 2008 judging by the success and the acceptance of our new products. We are also anticipating some growth for our financial products as our Internet footprint expands. We are strategically building a database of highly favored website visitors, of publicly traded companies and a network of people around the world interested in the services we provide. Our plans for 2008 include greater web traffic, revenue and site popularity. We aim to become a fully functioning marketing arm for all of our advertisers offering services from website enhancements and improvements, to mailing, to customer management, to creative, and to join our networking force.


Sports Sponsorships

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

Agreement with Dallas Mavericks Basketball Club.

On October 1, 2007, we entered into an Agreement (the "Mavericks Agreement") with the Dallas Mavericks, a professional basketball team ("Mavericks"). Under the terms of the Mavericks Agreement, the Mavericks have granted to us certain Mavericks advertising and sponsorship rights for 2007 with an option to extend for two additional one year periods through to September, 2010 in consideration of us providing to Mavericks certain monetary consideration, with the term of the Mavericks Agreement commencing on the date of the Agreement and terminating September, 2008 (the "Term"). Specifically, pursuant to the terms of the Mavericks Agreement, Mavericks granted to us the right to advertise on the Video Board at American Airlines Center and at home games in specifically designated American Airlines Center locations and our associated sponsorship of the Mavericks.

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

Associate Sponsorship Agreement with Kenny Bernstein Racing, Inc.

On November 29, 2006, we entered into an Associate Sponsorship Agreement (the "KBR Agreement") with Kenny Bernstein Racing, Inc., a Texas corporation ("KBR"). In December, 2007 it was agreed between the Company and KBR that the sponsorship would be mutually cancelled. The sum of $125,000 remained due and owing as at December 31, 2007, which sum is being settled in monthly installments. Kenny Bernstein had a serious crash in his funny car racing against John Force and elected to no longer personally race after the 2007 year.

Sponsorship Agreement with Professional Bull Riders, Inc.

On December 27, 2006, we entered into a Sponsorship Agreement (the "PBR Agreement")with Professional Bull Riders, Inc., a Colorado corporation ("PBR"). The agreement was amended on March 21, 2007 and further amended on November 1, 2007 to discontinue the sponsorship. The sum of $750,000 remained owing for as of December 31, 2007 which is being retired in monthly installments.

Agreement with Tampa Bay Devil Rays.

On March 7, 2007, we entered into a Letter Agreement (the "DR Agreement") with the Tampa Bay Devil Rays, a professional baseball team ("Devil Rays"). Under the terms of the DR Agreement, AlphaTrade provided notice to the Devil Rays on September 25, 2007 that it was not exercising it's option to continue the sponsorship beyond 2007.

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



We attribute our business growth to the following core competencies:

   - Entrepreneurial focus. We pride ourselves on our alacrity when presented with strategic business opportunities. By bringing an entrepreneurial focus to the traditional financial industry, we believe we are able to structure new and unique opportunities for our growth. We further believe that our range of experience within these different industries - sporting, financial and advertising - allows us to execute specialized programs typically not offered by any other organization. By offering our customers flexibility and responsiveness and by offering them a full range of brand opportunities, we believe we are well positioned to serve our markets and grow our business.

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

Advertising Growth
------------------
Our advertising program is designed to be a unique and innovative approach for promoting our client's brand. Our sports partnerships drive new traffic to our website which creates a more successful advertising campaign. Our advertising is designed in an "a la carte" fashion, wherein the client can custom tailor an advertising campaign based on their objectives and their budget. We anticipate that the revenue from our advertising program, which encompasses our text events, will continue to be the fastest revenue sector of our company.

Sports Partnerships and Lead Generation
---------------------------------------
Our management believes that our alliances with our sports partnerships have put our company in the forefront of the sports industry. We believe that these sports teams are some of the most prominent sports properties in the world and their combined fan base offers us an unbelievable opportunity to prospect for new business. Additionally, we will benefit from our association with them due to their reputable management, their vast media exposure, and their dedicated and professional staff members. The support and dedication of our sports properties are the driving force for us to gain traction in our quest to gain market share, to increase our web traffic and in producing what we hope to be phenomenal results for our advertising clients. We hope that over time, these results will continue to build significant benefits to our advertising clients by gaining the exposure they need at a fraction of the cost of more mainstream advertising venues.


Text Events and Promotions.
---------------------------
Text messaging appears to be the perfect venue to engage fans and sports enthusiasts. Our sports partnerships provide what we believe to be a superb venue to derive additional revenue streams via text promotions both in stadium and via web promotions. With the growing base of sports partnerships and greater recognition of our corporate brand, our text programs are rapidly expanding into one of our fastest growing revenue opportunities.

Employees
---------
We currently retain, through contracts with corporations, the services of three executive officers on a full time basis. In addition, through a Canadian management company, we employ twenty-one employees/contractors. Our employees are not members of any union, nor have we entered into any collective bargaining agreements. We believe that our relationship with our employees is excellent. We are anticipating hiring additional employees/contractors in the next year to handle anticipated growth.

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

As of December 31, 2007, we have incurred an accumulated net loss of approximately $35 million. We also have plans to significantly increase our corporate expenses and marketing costs due to our sports partnerships. Our management believes that while our business and products will be appealing to our current and future customers, and our revenues have continued to increase in the past three fiscal years, there is no assurance, we will be able to successfully continue to increase our revenues or that our products will be accepted by the market. Furthermore, in light of our significant losses, we will need to generate significant revenues to achieve and sustain profitability. If we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. Any of these factors could cause our stock price to decline.

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

The market may not continue to accept our products and our E-Gate product. We generate a large portion of our revenue from subscribers who pay monthly for the E-Gate service. We do expect that E-Gate will continue to account for a substantial portion of our revenue for fiscal 2008. Our future financial performance will depend on increasing acceptance of our current products and on the successful development, introduction and customer acceptance of new products and services.

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

Loss of key executives and key personnel and failure to attract qualified managers and employees could limit our growth and negatively impact our business operations.

If we lose our key executives and key personnel or fail to attract qualified managers and employees, we may be unable to successfully operate our business. We depend on the continued contributions of our executive officers and other technical and marketing personnel to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel or their failure to work effectively could have a material adverse effect on our business, financial condition and results of operations. We are not aware of any named executive officer or director who has plans to leave us or retire.

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

We will need to increase the size of our organization, and may experience difficulties in managing growth. We are a small company with a small number of employees as of December 31, 2007. We expect to experience a period of significant expansion in headcount, facilities, infrastructure and overhead and anticipate that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional independent contractors and managers. Our future financial performance and its ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

Our future success for our financial products depend upon our ability to aggregate and deliver compelling financial content over the Internet. We rely heavily on third party content providers, namely Reuters Information Ltd., Acquire Media Corporation and Hemscott, Inc. Currently we have a one year contract with Reuters which calls for monthly payments of $43,500, a one year contract with Acquire Media Corporation which calls for monthly payments of $4,500, and an annual contract with Hemscott, Inc., which calls for monthly payments of $5,000. All of the aforementioned contracts provide for automatic renewal unless both parties negotiate otherwise or unless the provider is unable to deliver the feed. Although there are many competitors to these feed suppliers and if necessary a new contract could be negotiated, a temporary disruption in these feed suppliers could have a negative effect on our business. We also have contracts with various stock exchanges and market quotation services including the Pink Sheets, the New York and Toronto exchanges and the London Stock Exchange. We supply this exchange data to our customers on a reimbursed basis. The loss of our data feeds from these exchanges and market quotation services would seriously damage our customer relations and likely result in a loss of our customers.

We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights as further described below.

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

We are authorized to issue 100,000,000 shares of our common stock and 10,000,000 shares of preferred stock, of which as of December 31, 2007, 48,589,773 shares of common stock and 4,000,000 shares of preferred stock were issued and outstanding. In addition, we also have also issued warrants and stock options of which 51,570,347 are outstanding as of December 31, 2007, and 35,925,350 are exercisable at a weighted average exercise price of $0.40 to purchase an equivalent amount of shares of common stock. Assuming exercise of these warrants and stock options, we will be left with more than 15,000,000 authorized shares that remain unissued. These shares may be issued by our Board of Directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the market price of our common stock.

Risks related to our common stock and its market value:
-------------------------------------------------------

There is a limited market for our common stock which may make it more difficult for you to dispose of your stock. Our common stock has been quoted on the OTC Bulletin Board under the symbol "APTD" since January 15, 2002. There is a limited trading volume for our common stock. For example, approximately more than one-half of the trading days during January of 2007 saw trading in our stock of less than 50,000 shares per day. During that same period, the smallest number of shares trade in one day was 0 and the largest number of shares traded in one day was 1,132,156. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

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

The exercise of our outstanding warrants and options may depress our stock price

We currently have 51,570,347 warrants and options to purchase shares of our common stock outstanding as of December 31, 2007, of which 35,925,350 are exercisable at a weighted average exercise price of $0.40 as of equal date. The exercise of warrants and/or options by a substantial number of holders within a relatively short period of time could have the effect of depressing the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

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



ITEM 2.   DESCRIPTION OF PROPERTY

Our executive offices are located at Suite 116 - 930 West 1st Street, North Vancouver, B.C., Canada, in a 8,207 square foot facility. We have a month-to-month sub-lease at a current monthly rent of $11,000. The lease expires in December 30, 2011. We house our equipment in a high-speed infrastructure co-location in British Columbia to ensure our support coverage is manned 24/7/365. We do not own any real estate.

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

Arena Media Networks LLC v. AlphaTrade.com
Supreme Court of the State of New York, County of New York, Index No. 603406/06
-------------------------------------------------------------------------------

Plaintiff Arena Media Networks LLC ("Arena") commenced this action on or about October 15, 2007 by the filing of a Summons and Complaint. In the Complaint, Arena asserts causes of action for breach of contract, account stated and unjust enrichment against the Company arising from the Company's alleged failure to pay sums purportedly due Arena pursuant to an agreement in which Arena agreed to place advertising for the Company.

The Company answered the Complaint on February 1, 2008. In its Answer, the Company denies the material allegations of the Complaint and asserts numerous affirmative defenses. This action is presently in the discovery stage. The Company intends to vigorously defend this action.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fiscal year ended December 31, 2007.



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

2007 Fiscal Year - Quarterly Information
                                                     High              Low

First                                                0.20              0.12
Second                                               0.32              0.15
Third                                                0.33              0.19
Fourth                                               0.33              0.19

2006 Fiscal Year - Quarterly Information
                                                     High              Low

First                                                0.40              0.27
Second                                               0.30              0.19
Third                                                0.22              0.16
Fourth                                               0.28              0.15


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


Holders

As of December 31, 2007 there were 309 stockholders of record of our common stock. This does not include an indeterminate number of shareholders who may hold their shares in "street name".

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

We completed a 10% stock dividend to our shareholders of record on July 27, 2007.

Sales of Unregistered Securities

The future sale of presently outstanding "unregistered" and "restricted" common stock by present members of our management and persons who own more than 5% of our outstanding voting securities may have an adverse effect on the trading market for our shares.

The following unregistered securities have been issued since January 1, 2007 and have not been previously disclosed in our Form 10-QSB's unless otherwise noted:

Fiscal year ended December 31, 2007
                                              Valued
Date              No. of Shares     Title        At          Reason

Jan. 18/2007          266,580      Common         $0.16    Services
Feb. 20/2007        1,035,420      Common         $0.135   Services
Feb. 27/2007          175,000      Common         $0.125   Services
Mar. 15/2007          100,000      Common         $0.12    Services
Mar. 23/2007          115,000      Common         $0.122   Services
Mar. 29/2007           15,000      Common         $0.135   Services
Apr. 05/2007           22,500      Common         $0.17    Services
Apr. 12/2007          375,500      Common         $0.17    Services
May  15/2007           50,000      Common         $0.17    Services
July  2/2007          200,000      Common         $0.21    Services
July  5/2007          902,550      Common         $0.21    Services
July 17/2007           16,500      Common         $0.28    Services
July 18/2007           10,000      Common         $0.25    Services
July 24/2007           29,000      Common         $0.23    Services
July 31/2007            3,000      Common         $0.26    Services
Aug. 14/2007          300,000      Common         $0.23    Services
Aug. 27/2007           54,500      Common         $0.24    Services
Sep.  7/2007          270,000      Common         $0.21    Services
Oct.  3/2007          350,000      Common         $0.22    Services
Oct.  4/2007          270,000      Common         $0.22    Services
Oct. 15/2007           63,650      Common         $0.20    Services
Oct. 25/2007          324,500      Common         $0.20    Services
Nov.  9/2007            1,025      Common         $0.20    Services
Nov. 19/2007          150,000      Common         $0.25    Services
Nov. 26/2007          115,000      Common         $0.21    Services
Dec.  4/2007          100,000      Common         $0.22    Services
Dec.  5/2007           76,500      Common         $0.23    Services
Dec. 11/2007          100,000      Common         $0.28    Services
Dec. 27/2007           50,000      Common         $0.28    Services


Information regarding our sales of our unregistered securities for the Fiscal years ended December 31, 2007, 2006 and 2005, other then what is set forth above, has been previously furnished in our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Other than the Plans below, we maintain no other equity compensation plan pursuant to which we may grant equity awards to eligible persons.

The following table summarizes our equity compensation plan information as of December 31, 2007.

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

Equity Compensation
  plans approved by
  stockholders              N/A                  N/A                N/A

Equity Compensation
  plans not approved
  by stockholders        36,075,350             $0.40             15,644,997
      Total              36,075,350             $0.40             15,644,997

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

During the twelve months ended December 31, 2007, we expanded our core products to include advertising aimed at satisfying the needs of small, mid-sized and large businesses with a desire to target specific demographics. This advertising service is unique in that it is entwined within the financial products and presented to the viewer for long periods during each business day.

Result of Operations for the twelve months ended December 31, 2007 and 2006

During the fiscal year ended December 31, 2007, we saw revenue increase every quarter. Total revenues for fiscal 2007 were $5,978,825 which is a 36% increase over fiscal 2006 sales of $4,395,996. The increase in revenue is directly attributable to the increase in our advertising revenue. We focused on building our advertising business to provide a more diversified revenue model for our future growth. Subscription revenues increased to $3,064,459 from $2,817,955 in 2006. That is only a 9% increase due in part because we focused our marketing efforts on building our advertising business. We contracted with our sports properties because their demographics are ideal for our subscription products and for our advertising. We felt this association would be a catalyst for potential growth in both revenue categories as well as introduce revenue from text message promotions. Our advertising revenue grew at a fast pace in 2007. Advertising revenues increased from $1,500,556 in 2006 to $2,811,876 in 2007, an increase of 187%. Due to the success of our advertising campaigns and the increased visibility that our website is getting, our advertising programs are becoming more marketable to the mid-size and larger companies with expanded marketing budgets. Our advertising clients come from our direct marketing efforts. We recognized $88,846 in E-Trax revenue compared to $76,491 in the prior year

Our cost of sales is primarily the cost to purchase and disseminate the financial content we provide our customers. For the calendar year ended December 31, 2007 the cost was $1,727,258 compared to $1,750,533 in 2006. The percentage of cost of sales to subscription revenues was 56% in 2007 compared to 62% in 2006 due mainly to price increases from the major financial content providers. Most of our financial content costs are fixed, meaning that the data and exchange providers charge a flat monthly fee. As our subscription volume goes up our cost of sales does not go up proportionately. Accordingly, as revenues increase in 2008 we expect the cost of sales percentage to decline. We also had $5,377 in other cost of sales in 2007 compared to $5,486 in 2006.

We have contracted with two companies for the services of two of the Company's officers and directors. These companies are not owned by the officers but the compensation earned by them is to the future benefit of the officers. Under the terms of the contracts entered into in 2005 the companies are to continue to receive a base salary of $240,000 each per year. The contracts also provide for annual bonuses equal to the annual salary and for stock options based upon performance levels. The companies declined bonuses for 2006 or 2007.

The total compensation expense to these entities was $480,000 in 2006 and $240,000 in 2007. The companies agreed to cancel $240,000 of the compensation for 2007. Similarly, the related party cash compensation is expected to be $240,000 in 2008. During 2006, the companies were also awarded bonuses of 1,000,000 preferred shares each. The preferred shares are convertible into common shares on a 10 for 1 basis. We recognized an additional $3,080,011 in expense for the fair value of these preferred shares in 2006.

We incurred $1,956,125 in professional fees in 2006 compared to $1,668,878 in 2007. $1,057,943 of this expense was paid in shares of our common stock. Professional fees include fees paid to accountants, attorneys and investor relation firms. We had limited cash available to pay our professional consultants in 2007, so we paid many of them with shares of common stock. The shares were valued at market value for accounting purposes but discounted by the consultants for their services. We hope to be able pay for more services with cash in 2008 so that we can reduce the expense effect of this discounting.

We recorded research and development expense of $411,595 for 2006 compared to $439,456 in 2007, an increase of 7%. This expense reflects the cost of creating our digital media promotions, website enhancements, and development staff. This is what keeps us at the cutting edge of technology and ensures that our clients, both advertising and our monthly subscribers have the latest in Internet products at their disposal. The costs for research and development are expected to decline in 2008.

We expended $902,167 for marketing in 2006 compared to $4,511,673 in 2007. Since most of our direct marketing efforts in 2006 were via the Internet or from our sales people, this cost was relatively low. This increase for 2007 is due to our sports partnerships. We expect our marketing costs to decrease substantially for 2008 due to the following: we selected narrowed the sports associations we will continued to work with, we have staffed out sales departments. Since, our cash resources will determine how much we can spend on marketing, our associations with the sports teams provide us with a built-in audience with which to capitalize on revenue opportunities to further our marketing efforts.

Our general and administrative expenses increased by 62% in 2007 from $503,409 to $818,362. The increase was primarily due to increased travel related to the generation of brand awareness for our products. We expect a similar increase for 2007 as we activate our sponsorships with our sports organizations.

We incurred a net loss of $4,736,540 for the year ended December 31, 2006 compared to $3,688,403 for the year ended December 31, 2007. Included in the loss for 2006 and 2007 was $4,603,954 and $1,417,061, respectively as the value of options and shares issued for services. Excluding these non-cash expenses, the losses for 2006 and 2007 would have been $132,586 and $2,271,342, respectively. Due to our improved cash position we hope to minimize the practice of issuing shares of stock for services which will serve to also decrease our related party expense.

Liquidity and Capital Resources.

AlphaTrade has consistently been financed from raising capital through private equity offerings. We were provided $485,000 of cash in 2007 compared to $338,250 of cash in financing activities in 2007. For the twelve months ended December 31, 2007 we used net cash of $525,660 compared to $383,101 for the same period of 2006 in our operating activities. We invested $23,697 and $3,935 in asset purchases in 2007 and 2006, respectively.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 160, "Noncontrolling interests in Consolidated Financial Statements - an amendment of ARB No. 51". This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company's financial statements.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is continuing to evaluate SFAS159 and to assess the impact on its results of operations and financial condition if an election is made to adopt the standard.

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

ITEM 7.   FINANCIAL STATEMENTS

Financial statements as of and for the fiscal years ended December 31, 2007 and 2006 been examined to the extent indicated in their report by Chisholm, Bierwolf & Nilson, LLC, independent certified public accountants, and have been prepared in accordance with Generally Accepted Accounting Principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein under Item 14 starting with page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


ITEM 8A.  CONTROLS AND PROCEDURES.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework Based on our assessment we believe that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company's registered accounting firm regarding internal control over financial reporting.

Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and a person who performs the functions of the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.




                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth information regarding our directors and executive officers as of December 31, 2007:

       Name         Age                    Position               Director Since
------------------- --- ----------------------------------------- --------------

Penny Perfect*      54     Founder, Chairman, Chief Executive      October 1999
                           Officer, President and Director
Gordon Muir         54     Founder, Chief Technology Officer and   October 1999
                           Director
Katharine Johnston* 54     Vice-President - Business Operations,   January 2005
                           Director
Lisa McVeigh*       44     Director                                January 2000

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

The following information sets forth the backgrounds and business experience of the directors, executive officers and key employees:

PENNY PERFECT: Penny Perfect is the Chairman, Chief Executive Officer, President and a Director of AlphaTrade.com. Ms. Perfect is also one of the founders of AlphaTrade. During the past 20 years, Ms. Perfect has headed several companies with full management responsibility which includes delivering on the company's mission of enabling people and growing the businesses. Ms. Perfect first role in business was a successful run as an independent stock broker. As a broker, Ms. Perfect was involved in many aspects of investment products including structuring and raising capital. Before joining AlphaTrade, Ms. Perfect served as President of Worldwide Investment Network (WIN), a membership-based community of investment executives. As President, Ms. Perfect was responsible for providing investment banking and administration services to early stage development companies. Ms. Perfect is a graduate of the University of Alberta.

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

Compliance with Section 16 of the Exchange Act.

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2007, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

Director Compensation

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the fiscal year ended December 31, 2007.

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

ITEM 10.  EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and other named executive officers and directors of our Company whose total annual salary and bonus exceeded $100,000 (collectively, the "named officers") for fiscal year ended December 31, 2007.


                           SUMMARY COMPENSATION TABLE

                                                     Long-Term and Other
                 Annual Compensation                 Compensation
                 -------------------------------     --------------------------
                                                     Number of
Name and                                     Other   Securities    All Other
Principal         Fiscal                     Annual  Underlying    Compensation
Positions         Year   Salary(1)   Bonus   Comp    Options       (2)
---------------------------------------------------  ---------------------------
Penny Perfect     2007     $120,000
CEO & President   2006   $240,000             --     --     3,000,000 shares (i)
Chairman

Gordon J. Muir    2007     $120,000
Chief Technical   2006   $240,000             --     --     3,000,000 shares (i)
Officer

i) Shares issued to companies in which the executive officers may have a residual interest.


(1) The management fees for 2007 are accrued and remain unpaid. With the exception of reimbursement of expenses incurred by our named executive officers during the scope of their consultancy and stated stock award amounts, none of the named executives received any other compensation, perquisites, personal benefits in excess of $10,000. (2) Ms. Perfect received the following stock awards during the 2006 fiscal year in consideration for her services as the CEO and President: 1,000,000 shares of Class B preferred stock. The Company's board of directors approved the award in light of believing that the grant was a fair estimate of the amount of compensation that should be granted to Ms. Perfect for her services to the Company during 2006 fiscal year. (3) Mr. Muir received the following stock awards during the 2006 fiscal year in consideration for his services as the CTO: 1,000,000 shares of Class B preferred stock. The Company's board of directors approved the award in light of believing that the grant was a fair estimate of the amount of compensation that should be granted to Mr. Muir for his services to the Company during 2006 fiscal year.

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

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information with respect concerning unexercised options; stock that has not vested; and equity incentive plan awards for each of our named executive officers outstanding as of the end of our to grants of options to purchase our common stock under our Stock Incentive Plan to the named executive officers during the fiscal year ended December 31, 2007.

                               Option Awards                                        Stock Awards
---------------------------------------------------------------------- ---------------------------------------
                                                                                          Equity     Equity
                                                                                        Incentive  Incentive
                                                                                         Plan     Plan Awards:

                                                                                 Market Awards:    Market or
                                         Equity                                  Value  Number       Payout
                                       Incentive                                  of      of         Value
                                          Plan                                   Shares Unearned      of
                                         Awards:                         Number   or    Shares,    Unearned
                                         Number                        of Shares Units  Units or    Shares,
           Number of     Number of         of                          or Units    of    Other     Units or
           Securities    Securities    Securities                      of Stock  Stock  Rights       Other
           Underlying    Underlying    Underlying                        That     That   That        Rights
          Unexercised   Unexercised   Unexercised   Option               Have     Have   Have       That Have
            Options       Options       Unearned   Exercise   Option     Not      Not     Not          Not
              ($)           ($)         Options     Price   Expiration  Vested   Vested  Vested      Vested
Name      Exercisable  Unexercisable      (#)        ($)        Date     ($)        ($)    (#)        ($)
----------------------------------------------------------------------- -------- ------- -------  ------------
Penny       14,500,000 750,000        --           $0.42     --         --       --      --            --
   Perfect
Gordon
   Muir     14,500,000 750,000        --           $0.42     --         --       --      --            --

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



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the stock ownership as of December 31, 2007, of each person who is known to be the beneficial owner of more than 5% of our common stock; held directly or indirectly by each director; or by each person who was our executive officer or director during the fiscal year ended December 31, 2007, and by our directors and executive officers as a group.

                                          Shares
                                       Beneficially
Name of Beneficial Owner               Owned(1)                Percent (2)

Penny Perfect                          22,941,620 (3)          36%
c/o AlphaTrade.com
Suite 116 - 930 West 1st Street
North Vancouver, B.C.

Gordon Muir                            22,716,320 (4)          36%
c/o AlphaTrade.com
Suite 116 - 930 West 1st Street
North Vancouver, B.C.

                                          Shares
                                       Beneficially

Name of Beneficial Owner               Owned(1)                Percent (2)

Katharine Johnston                     none
c/o AlphaTrade.com
Suite 116 - 930 West 1st Street
North Vancouver, B.C.

Lisa McVeigh                           none
c/o AlphaTrade.com
Suite 116 - 930 West 1st Street
North Vancouver, B.C.

All current directors and named        45,657,940              72%
officers as a group (3 in all)


(1) The shares are held in various private companies in which the officer may hold a minority interest. Ms. Perfect and Mr. Muir are spouses. Accordingly, each spouse's holdings may also be deemed to be beneficially owned by the other.

(2) Percentage ownership is based upon 48,589,773 shares of common stock outstanding on December 31, 2007 and is calculated separately for each person on the basis of the actual number of outstanding shares beneficially owned as of December 31, 2007 and assumes the conversion of preferred shares held by such person (but not by anyone else).

(3) Includes direct and indirect ownership of common shares and includes 5,000,000 shares to be issued upon the conversion of A Series preferred Shares and 10,000,000 shares to be issued upon the conversion of B series preferred shares.

(4) Includes direct and indirect ownership of common shares and includes 5,000,000 shares to be issued upon the conversion of A Series preferred shares and 10,000,000 shares to be issued upon the conversion of B series preferred shares.

                            Equity Compensation Table

The following table summarizes our equity compensation plan information as of December 31, 2007.

                                                               Number of Shares
                                                             Remaining Available
                                                             for Future Issuance
                    Number of Shares to                         Under Equity
                       Be Issued upon     Weighted-Average   Compensation Plans
                         Exercise of     Exercise Price of   (Excluding Shares
                         Outstanding    Outstanding Options,    Reflected in
                     Options, Warrants  Warrants and Rights      Column (a))
Plan Category(1)         and Rights)           (b)                   (c)
--------------------  ----------------  -------------------  -------------------
Equity Compensation
  plans approved
  by stockholders           N/A                   N/A               N/A

Equity Compensation
  plans not approved
  by stockholders        36,075,350              $0.40           15,644,997
       Total             36,075,350              $0.40           15,644,997

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain  Relationships  And  Related  Transactions:   Transactions  With Related
Persons, Promoters And Certain Control Persons

During the year ended December 31, 2007, two companies owned for the benefit of the two officers of the Company accrued management fees of $240,000 which was recorded as related party compensation.

During the year ended December 31, 2006, two companies owned for the benefit of the two officers of the Company received cash of $480,000 which was recorded as related party compensation. No bonus was awarded for 2005. A bonus of $34,000 was also awarded to each company in 2006.

In December 2006, the Company awarded a 1,000,000 preferred stock bonuses to two of its executive officers for services rendered. These shares are convertible into common stock and accordingly were valued as per Black Scholes at the fair value of the common stock on the date of issuance of $3,080,011.

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

Related party payables at December 31, 2007 consisted of the following:

                           Officer bonuses              $     78,000
                           Officer accrued wages             253,766
                           Loan advances                   1,780,648
                                                        ------------
                                                        $  2,112,414
                                                        ============


In 2006 we were paid via shares of Komodo, Inc. valued at $240,000 for our advertising services. We did not provide any advertising services to Komodo in 2007. The shares are held as an investment by the Company.

There have not been any other transactions or proposed transactions during the fiscal years ended December 31, 2007, 2006 and 2005, to which we were or is are to be a party, in which our officers, directors or nominees had or are to have a direct or indirect material interest.

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

We have no formal policy regarding director attendance at the annual meeting of stockholders, although all directors are expected to attend the annual meeting of stockholders if they are able to do so. The board of directors held 12 meetings in 2007 either in person or telephonic. During both all of the board meetings, all four board members were present, either by person or on the telephone in the case of the telephonic meetings.

ITEM 13.  EXHIBITS

The following financial statements for AlphaTrade.com. are filed as a part of this report:


 For the Years Ended December 31, 2007 and 2006                         Page
 ----------------------------------------------                         ----

Report of Independent Registered  Certified Public Accounting Firm       F-3

Balance Sheets as of December 31, 2007 and December 31, 2006             F-4

Statements of Operations for the years ended December 31, 2007 and
       December 31, 2006                                                 F-6

Statement  of  Changes  in Stockholders'  Equity  (Deficit) for the
       years  ended  December  31,  2007 and December 31, 2006           F-7

Statements of Cash Flows for the years ended December 31, 2007  and
       December 31, 2006                                                 F-9
Notes to Financial Statements                                            F-10

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Chisholm, Bierwolf & Nilson, LLC for professional services rendered for the fiscal years ended December 31, 2007 and December 31, 2006:

             Fee Category          Fiscal 2007 Fees   Fiscal 2006 Fees
      -------------------------    ----------------   ----------------
      Audit Fees                   $13,981.68          $25,229.78
      Audit-Related Fees                --                 --
      Tax Fees                          --
      All Other Fees                    --                 --
                                   ----------          ----------
      Total Fees                   $13,981.68          $25,229.78

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

                                 ALPHATRADE.COM

                              FINANCIAL STATEMENTS

                           December 31, 2007 and 2006





































                                 C O N T E N T S



Report of Independent Registered Public Accounting Firms............. F-3

Balance Sheets....................................................... F-4

Statements of Operations............................................. F-6

Statements of Stockholders' Equity (Deficit)......................... F-7

Statements of Cash Flows............................................. F-9

Notes to the Financial Statements.................................... F-10


































             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
AlphaTrade.com
Vancouver, BC Canada

We have audited the accompanying balance sheets of AlphaTrade.com at December 31, 2007 and 2006 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with the standards of the PCAOB (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AlphaTrade.com at December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has recorded significant losses from operations, and is dependent on financing to continue operations, which together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
January 18, 2008







                                 ALPHATRADE.COM
                                 Balance Sheets

                                     ASSETS
                                     ------

                                                            December 31,
                                                          2007         2006
                                                      ------------ ------------
CURRENT ASSETS

 Cash                                                 $   153,760  $   147,323
 Accounts receivable - trade, net                          28,047       64,766
 Prepaid expenses                                             750        7,148
 Marketable securities-available for sale                   5,232       68,467
 Marketable securities-available for
       sale-related party                                 658,858      215,991
                                                      -----------  -----------
   Total Current Assets                                   846,647      503,695
                                                      -----------  -----------

PROPERTY AND EQUIPMENT, NET                                45,633       37,550
                                                      -----------  -----------

OTHER ASSETS

 Investments, at cost                                     300,000            -
                                                      -----------  -----------
   Total Other Assets                                     300,000            -
                                                      -----------  -----------


  TOTAL ASSETS                                        $ 1,192,280  $   541,245
                                                      ===========  ===========





















   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                           Balance Sheets (Continued)

                      LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                      --------------------------------------

                                                            December 31,
                                                          2007         2006
                                                      ------------ ------------
CURRENT LIABILITIES

 Accounts payable and accrued expenses                $ 2,404,822  $   547,139
 Related party payables                                 2,190,414      714,295
 Deferred revenue                                         244,578      241,332
                                                      -----------  -----------

   Total Current Liabilities                            4,839,814    1,502,766
                                                      -----------  -----------

   Total Liabilities                                    4,839,814    1,502,766
                                                      -----------  -----------
COMMITMENTS

STOCKHOLDERS' (DEFICIT)

 Convertible preferred stock: $0.001 par value;
  10,000,000 shares authorized, 2,000,000 Class A
  and 2,000,000 Class B shares issued and outstanding       4,000         4,000
 Common stock: $0.001 par value 100,000,000 shares
  authorized; 48,589,773 and 40,425,027 shares
  issued and outstanding, respectively                     48,590        40,425
 Additional paid-in capital                            32,719,057    30,853,661
 Prepaid expenses-related parties                               -       (30,000)
 Stock subscription payable                                28,500             -
 Accumulated other comprehensive income                (1,647,531)     (717,860)
 Accumulated deficit                                  (34,800,150)  (31,111,747)
                                                      -----------   -----------

   Total Stockholders' (Deficit)                       (3,647,534)     (961,521)
                                                      -----------   -----------

   TOTAL LIABILITIES AND STOCKHOLDERS'(DEFICIT)       $ 1,192,280   $   541,245
                                                      ===========   ===========












   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                            Statements of Operations
                                                        Years Ended
                                                        December 31,
                                               ------------------------------
                                                    2007            2006
                                               --------------  --------------
REVENUE
   Subscription revenue                        $   3,064,459   $   2,817,955
   E-Trax revenue                                     88,846          76,491
   Advertising revenue                             2,811,876       1,256,656
   Advertising revenue-related party                       -         243,900
   Other revenue                                      13,644             994
                                               -------------   -------------
     Total Revenue                                 5,978,825       4,395,996

COST OF SALES
   Financial content                               1,727,258       1,750,533
   Other cost of sales                                 5,377           5,486
                                               -------------   -------------
     Total Cost of Sales                           1,732,635       1,756,019
                                               -------------   -------------
   Gross profit                                    4,246,190       2,639,977
                                               -------------   -------------
EXPENSES
   Related party compensation                        240,000       3,560,011
   Professional fees                               1,668,878       1,956,125
   Research and development                          439,456         411,595
   Marketing expense                               4,511,673         902,167
   General and administrative expenses               818,362         503,409
                                               -------------   -------------
     Total Expenses                                7,678,369       7,333,307
                                               -------------   -------------
LOSS FROM OPERATIONS                              (3,432,179)     (4,693,330)

OTHER INCOME (EXPENSE)
   Interest expense                                 (212,001)              -
   Gain (loss) on marketable securities              (44,223)        (43,209)
                                               -------------   -------------
      Total Other Income (Expense)                  (256,224)        (43,209)
                                               -------------   -------------
NET LOSS                                          (3,688,403)     (4,736,539)
                                               -------------   -------------
UNREALIZED LOSS ON AVAILABLE FOR SALE SECURITIES    (929,671)       (903,660)
                                               -------------   -------------
TOTAL COMPREHENSIVE LOSS                       $  (4,618,074)  $  (5,640,199)
                                               =============   =============
BASIC AND DILUTED NET LOSS PER SHARE
   Net loss per share                          $       (0.08)  $       (0.13)
                                               =============   =============
   Comprehensive loss per share                $       (0.10)  $       (0.16)
                                               =============   =============
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                      48,589,773      35,408,202
                                               =============   =============

   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                   Statements of Stockholders' (Deficit)

                     Preferred Stock     Common Stock    Additional   Stock       Other
                     ---------------- ------------------  Paid-In   Subscription Comprehensive  Accumulated
                      Shares   Amount   Shares   Amount   Capital    Receivable   Income          Deficit
                     --------- ------ ---------- ------- ----------- ----------  ------------- -------------
Balance,
 December 31, 2005   2,000,000 $2,000 32,888,751 $32,889 $26,020,790 $(99,797)   $    185,800  $(26,375,208)

Common stock issued
for cash at an
average price of
$0.18 per share              -      -  2,015,750   2,016     336,234        -               -             -

Common stock issued
for services at an
average price of
$0.21 per share              -      -  5,520,526   5,520   1,035,525   99,797               -             -

Preferred stock issued
for services at an
average price of
$0.38 per share      2,000,000  2,000          -       -   3,078,011        -               -             -

Value of common stock
 options issued              -      -          -       -     383,101        -               -             -

Net loss for year ended
 December 31, 2006           -      -          -       -           -        -        (903,660)   (4,736,539)
                     ---------- ----- ---------- ------- ----------- --------    ------------  ------------
Balance,
 December 31, 2006   4,000,000 $4,000 40,425,027 $40,425 $30,853,661 $      -    $   (717,860) $(31,111,747)
                     ========= ====== ========== ======= =========== =========   ============  =============




























 The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                Statements of Stockholders' (Deficit)(Continued)

                     Preferred Stock     Common Stock    Additional   Stock       Other
                     ---------------- ------------------  Paid-In   Subscription Comprehensive  Accumulated
                      Shares   Amount   Shares   Amount   Capital     Payable      Income          Deficit
                     --------- ------ ---------- ------- ----------- ----------  ------------- -------------
Balance,
 December 31, 2006   4,000,000 $4,000 40,425,027 $40,425 $30,853,661 $      -    $   (717,860) $(31,111,747)

Common stock issued
for services at an
average price of
$0.20 per share              -      -  5,877,246   5,877   1,052,066        -               -             -

Value of common stock
options issued under
the 2007 stock
option plan                  -      -          -       -     131,540        -               -             -

Value of stock purchase
warrants granted             -      -          -       -     207,728        -               -             -

Contributed capital          -      -          -       -      19,850        -               -             -

Common stock issued
for cash at $0.20
per share                    -      -  2,287,500   2,288     454,212   28,500               -             -

Net loss for year ended
 December 31, 2007           -      -          -       -           -        -        (929,671)   (3,688,403)
                     --------- ------ ---------- ------- ----------- --------    ------------  ------------
Balance,
 December 31, 2007   4,000,000 $4,000 48,589,773 $48,590 $32,719,057 $  28,500   $ (1,647,531) $(34,800,150)
                     ========= ====== ========== ======= =========== =========   ============  ============




























   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                            Statements of Cash Flows

                                                                       Years Ended
                                                                       December 31,
                                                               --------------------------
                                                                     2007        2006
CASH FLOWS FROM OPERATING ACTIVITIES                           ------------- ------------

 Net loss                                                      $ (3,688,403) $(4,736,539)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Common and preferred stock issued for services                1,087,943    4,220,853
    Common stock options and warrants issued for services           359,118      383,101
    Depreciation expense                                             15,614       12,916
    Investments received as payment for accounts
     receivable                                                  (1,724,320)    (958,339)
    Loss on sale of investments                                      44,223       43,209
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                       36,719      (58,936)
    (Increase) decrease in prepaid expenses                           6,398      192,312
    Increase (decrease) in accounts payable and accrued expenses  1,857,683      198,264
    Increase (decrease) in deferred revenue                           3,246       35,060
    Increase is related party payable                             1,476,119      284,368
                                                                 -----------  -----------
     Net Cash (Used) by Operating Activities                     (525,660)    (383,731)
                                                                 -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES

  Sale of investments                                                70,794       49,331
  Purchase of fixed assets                                          (23,697)      (3,935)
                                                                 -----------  -----------
     Net Cash Provided by Investing Activities                      47,097      45,396
                                                                 -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES

   Common stock issued for cash                                      456,500      338,250
   Stock subscriptions payable                                        28,500            -
                                                                 -----------  -----------
       Net Cash Provided by Financing Activities                     485,000      338,250
                                                                 -----------  -----------
NET CHANGE IN CASH                                                     6,437          (85)
CASH AT BEGINNING OF YEAR                                            147,323      147,408
                                                                 -----------  -----------
CASH AT END OF YEAR                                              $   153,760  $   147,323
                                                                 ===========  ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                                 $   212,001  $         -
   Income taxes paid                                             $         -  $         -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
   Common and preferred stock issued for services                $ 1,087,943  $ 4,220,853
   Investments received as payment for accounts receivable       $ 1,724,320  $   958,339








   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2007 and 2006

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







                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2007 and 2006

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

          f.  Concentrations of Credit Risk

          The Company maintains its cash in one commercial account at a major financial institution. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits, at December 31, 2007 and 2006, the Company's cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by approximately $53,000 and $47,000.

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

          h.  Revenue Recognition and Deferred Revenue

          The Company recognizes subscription fees revenue and advertising revenue when the services have been provided. The Company generally receives its monthly subscriptions in the month prior to the service being provided, accordingly the Company had deferred revenue of $244,578 at December 31, 2007. Cost of sales is comprised of data feed expenses charged by various stock market exchanges. The Company had no customer which accounted for 10% of the revenue during the years ended December 31, 2007 and 2006.

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








                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2007 and 2006

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

          i. Recently Issued Accounting Pronouncements

          In December 2007, the FASB issued SFAS 160, "Noncontrolling interests in Consolidated Financial Statements - an amendment of ARB No. 51". This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company's financial statements.

          In February 2007 , the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is continuing to evaluate SFAS159 and to assess the impact on its results of operations and financial condition if an election is made to adopt the standard.

          In June 2007, the Financial Accounting Standards Board issued FAS No. 141R, Business Combinations - This Statement implements certain revisions to SFAS 141, including changes to the measurement of purchase consideration, measurement of goodwill, capitalization of in-process research and development, and definition of the acquisition date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The implementation of this pronouncement had no effect on the Company's consolidated financial statements.

          In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles
          (GAAP), and expands disclosures about fair value  measurements.  Where


                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2007 and 2006

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

          k. Stock Options (Continued)
          applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

          j. Advertising

          The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the years ended December 31, 2007 and 2006 was $340,808 and $109,424, respectively.

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

          In April 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R. The Company has adopted the fair value based method of accounting for stock-based employee compensation in accordance with Statement of Financial Accounting Standards Number 123 (REVISED 2004), "Share-Based Payment" (SFAS 123[R]). The Company uses the Black-Scholes valuation model.

          l. Financial Content

          The Company's cost of sales is the cost of the stock quotation data it purchases from the various stock markets to which its customers subscribe. At December 31, 2007, the Company's accounts payable included $524,848 due to various markets and quotation services.

          m. Accounts Receivable and Bad Debts

          The Company estimates bad debts utilizing the allowance method, based upon past experience and current market conditions. At December 31, 2007 and 2006, the Company had an allowance for bad debts of $3,450 and $17,954, respectively.


                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2007 and 2006

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

          Marketable Securities-Available for Sale are as follows:
                  Balance, December 31, 2005          $   320,800
                  Marketable securities received
                   for services in 2006                   910,527
                  Realized gains and losses               (43,210)
                  Unrealized gains and losses            (903,659)
                                                      -----------
                  Balance, December 31, 2006          $   284,458


                  Balance, December 31, 2006          $   284,458
                  Marketable Securities-Available
                   for Sale                                68,466
                  Marketable Securities-Available
                   for sale-related party                 215,992
                                                      -----------
                  Balance, December 31, 2006          $   284,458
                                                      ===========

                  Balance, December 31, 2006          $   284,458
                  Marketable securities received
                   for services in 2007                 1,353,526
                  Realized gains and losses               (44,223)
                  Unrealized gains and losses            (929,671)
                                                      -----------
                  Balance, December 31, 2007          $   664,090
                                                      ===========
                  Marketable Securities-Available
                   for Sale                           $     5,232
                  Marketable Securities-Available
                   for sale-related party                 658,858
                                                      -----------
                  Balance, December 31, 2007          $   664,090
                                                      ===========


                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2007 and 2006

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

          o. Fair Value of Financial Instruments

          The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2007 and December 31, 2006.

          p. Investments

          The Company accounts for its investment in non marketable securities using the cost method because the shares held are less than 20% of the outstanding shares of the investee. The investment was received as compensation for advertising services performed during 2007. The Company evaluates its cost investments for impairment of value annually. No impairment was made in 2007. If cost investments become marketable they are reclassified to Market Securities-Available for Sale.

          Investments are as follows:
                  Balance, December 31, 2006          $         -
                  Marketable securities received
                   for services in 2007                   300,000
                  Realized gains and losses                     -
                  Unrealized gains and losses                   -
                                                      -----------
                  Balance, December 31, 2007          $   300,000
                                                      ===========
          q. Restated Financial Statements

          Marketable  Securities  have  been  restated  in  the  2006  financial
          statements  as  current   assets  to  be  consistent   with  the  2007
          presentation.


                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2007 and 2006

NOTE 2 -  PROPERTY AND EQUIPMENT

          Property and Equipment are recorded at cost, less accumulated depreciation. Depreciation and amortization on capital leases and property and equipment are determined using the straight-line method over the estimated useful lives (usually 5 years) of the assets or terms of the leases.

          The following is a summary of the Company's major categories of property and equipment at December 31, 2007:

                  Office equipment                     $           193,934
                  Computer equipment                                28,805
                  Software                                          68,175
                  Less accumulated depreciation                   (245,281)
                                                       -------------------
                                                       $            45,633
                                                       ===================

          Depreciation expense for the years ended December 31, 2007 and 2006 was $15,614 and $12,916, respectively. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized.

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

NOTE 4 -  OUTSTANDING COMMON STOCK OPTIONS AND STOCK PURCHASE WARRANTS

          The Company uses the instruments identified as stock options and common stock warrants somewhat interchangeably. Both forms of equity instruments have been granted as compensation to the Company's officers and directors.

          Under FASB Statement 123R, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option


                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2007 and 2006

NOTE 4 - OUTSTANDING COMMON STOCK OPTIONS AND STOCK PURCHASE WARRANTS(Continued)

          pricing model. The following weighted average assumptions used for grants in the years ended December 31, 2007 and 2006: dividend yield of zero percent for all years; expected volatility of 55.50% and 93.61%; risk-free interest rates of 5.03% and 5.35% and expected lives of 1.0 and 1.0, respectively.

          The general terms of awards such as vesting requirements(usually 1 to 2 years), term of options granted (usually 10 years), and number of shares authorized for grants of options or other equity instruments are determined by the Board of Directors. A summary of the status of the Company's stock options and warrants as of December 31, 2007 and changes during the years ended December 31, 2007and 2006 is presented below:

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
                                             =============  ========  =========


                                                           Weighted   Weighted
                                                Options     Average    Average
                                                and         Exercise Grant Date
                                                Warrants     Price    Fair Value
                                             -------------- --------  ----------
              Outstanding, December 31, 2006    39,822,997  $   0.38  $    0.38
               Granted                          13,618,000      0.25       0.25
               Expired                          (1,130,000)     0.72       0.72
               Exercised                          (740,650)     0.76       0.76
                                             -------------  --------  ---------
              Outstanding, December 31, 2007    51,570,347  $   0.36  $    0.36
                                             =============  ========  =========
              Exercisable, December 31, 2007    35,925,350  $   0.40  $    0.40
                                             =============  ========  =========



                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2007 and 2006

NOTE 4 - OUTSTANDING COMMON STOCK OPTIONS AND STOCK PURCHASE WARRANTS(Continued)


                                      Outstanding            Exercisable
                               ------------------------- --------------------
                                       Weighted
                            Number     Average    Weighted  Number     Weighted
               Range of   Outstanding  Remaining   Average Exercisable  Average
               Exercise       at      Contractual Exercise      at     Exercise
                Prices     12/31/07      Life      Price    12/31/07     Price
              ----------- ----------- ----------- -------- ----------- ---------
              $      0.22  6,000,000      17.56   $   0.22  2,000,000  $    0.22
                     0.25  4,500,000       7.64       0.25  1,125,000       0.25
                     0.35  4,000,000       6.92       0.35  4,000,000       0.35
                     0.45 15,000,000       5.00       0.45 15,000,000       0.45
                     0.25  1,898,850       1.92       0.25  1,898,850       0.25
                     0.90    753,497       0.72       0.90    358,500       0.90
                0.15-1.00  1,300,000       0.70       0.59  1,300,000       0.59
                     0.32  4,500,000       7.56       0.32  1,125,000       0.32
                0.15-0.50  7,618,000       1.06       0.40  7,618,000       0.40
               $     0.21  6,000,000       4.56       0.21  1,500,000  $    0.21
                          ----------                       ----------
                          51,570,347                       35,925,350
                          ==========                       ==========

NOTE 5 -  RELATED PARTY TRANSACTIONS

          Compensation
          ------------
          During the year ended December 31, 2006, two companies owned for the benefit of the two officers of the Company received cash of $480,000 which was recorded as related party compensation. A bonus of $34,000 was also awarded to each company in 2006.

          During the year ended December 31, 2007, two companies owned for the benefit of the two officers of the Company received cash of $240,000 which was recorded as related party compensation. No bonus was awarded for 2007.

          In December 2006, the Company awarded two 1,000,000 preferred stock bonuses to its executive officers for services rendered. These shares are convertible into common stock and accordingly were valued at the fair value of the common stock on the date of issuance of $3,080,011.

          In January 2006, the Company also issued 2,000,000 options to its executive officers as part of its 2006 option plan. 500,000 of these options vested upon grant, the balance will be vested at 25% per year.

          In June 2007, the Company also issued 6,000,000 options to its executive officers as part of its 2006 option plan. 25% of these options vested upon grant, the balance will be vested at 25% per year.


                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2007 and 2006

NOTE 5 -  RELATED PARTY TRANSACTIONS (Continued)

          Related Company
          ---------------
          The  principal  accounting  officer of the  Company is an officer in a

          Canadian company which pays the Canadian bills for the Company. All of the Company's liabilities denominated in Canadian dollars have been converted to US dollars at the year end exchange rate and are included in related party payables. The Canadian company was owed $89,039 as of December 31, 2007.

          Related  party   payables  at  December  31,  2007  consisted  of  the
          following:

                           Officer bonuses              $     78,000
                           Officer accrued wages             253,766
                           Cash advances                   1,858,648
                                                        ------------
                                                        $  2,190,414
                                                        ============
          Komodo, Inc.
          ------------
          In 2007 and 2006, the Company was paid shares of Komodo, Inc. valued at $-0- and $244,410, respectively, for its advertising services. The shares are held as an investment by the Company.

NOTE 6 -  COMMITMENTS AND CONTINGENCIES

          Office Lease
          ------------
          The Company leases office space as a part of a sublease on a month-to-month basis. Rent expense for the years ended December 31, 2007 and 2006 was $163,054 and $131,459, respectively, which includes common area maintenance charges. The sublease is from a related party who has a commitment through December 2011.

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

          During the year ending December 31, 2002, a company filed an action against the Company in the Supreme Court of British Columbia, Canada claiming unspecified damages. The Company filed a Statement of Defense in August, 2002. There has been no further developments in this



                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2007 and 2006

NOTE 6 -  COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 7 - PREPAID EXPENSES-RELATED PARTIES

          In November 2006, the Company issued 375,000 shares of its common stock to consultants for services to be performed in 2006 and 2007. The shares were valued at $90,000 and included in prepaid expenses-related parties on the balance sheet at December 31, 2006.

NOTE 8 -  INCOME TAXES

          At December 31, 2007, the Company had net operating loss carryforwards of approximately $10,907,789 that may be offset against future taxable income from the year 2007 through 2027. No tax benefit has been reported in the December 31, 2007 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

          Due to the  change in  ownership  provisions  of the Tax Reform Act of
          1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

          Net deferred tax assets consist of the following components as of December 31, 2007 and 2006:

                                             2007          2006
                                      --------------- ---------------
          Deferred tax assets:
            NOL carryover             $    4,777,364  $    3,381,747
            Contribution carryover             4,678           4,678
            Capital loss                      79,759          79,759
            Depreciation                       2,284           2,284
            Accrued expenses                  34,320          34,320
          Deferred tax liabilities:                -               -
          Valuation allowance             (4,898,405)     (3,502,788)
                                      --------------  --------------
          Net deferred tax asset      $            -  $            -
                                      ==============  ==============


                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2007 and 2006

NOTE 8 -  INCOME TAXES (Continued)

          The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2007 and 2006 due to the following:
                                                   2007            2006
                                              -------------- --------------
              Book Loss                       $ (1,438,477)  $ (1,863,172)
              Stock for services/options           564,354      1,795,542
              Accrued bonus                              -         30,420
              Capital loss                               -         31,252
              Valuation allowance                  874,123          5,958
                                              ------------   ------------
                                              $          -   $          -
                                              ============   ============

NOTE  9 - BASIC (LOSS) PER SHARE

              Basic (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The Company had 81,570,347 and 68,440,500 in such common stock
              equivalents   outstanding  as  of  December  31,  2007  and  2006,
              respectively. Common stock equivalents include convertible preferred stock and stock purchase options and warrants.

                                                  2007         2006
                                              ------------ ------------
Loss (numerator)                              $(3,688,403) $(4,736,539)
                                              -----------  -----------
Comprehensive Loss (numerator)                 (4,618,074)  (5,640,199)
                                              -----------  -----------
Shares (denominator)                           48,549,773   35,408,202
                                              -----------  -----------
Per share amount                              $     (0.08) $     (0.13)
                                              -----------  -----------
Per share amount                              $     (0.10) $     (0.16)
                                              ===========  ===========









                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2007 and 2006

NOTE 10 -  GOING CONCERN

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

                                                     ALPHATRADE.COM


Dated:  March 28, 2008                               By: /s/ Penny Perfect
                                                     ---------------------
                                                     Penny Perfect
                                                     Chief Executive Officer,
                                                     President, Chairman and
                                                     Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature               Title                                     Date
----------------------  ----------------------------------------  --------------

/s/ Penny Perfect       Chief Executive Officer, President,       March 28, 2008
------------------      Chairman, Director
Penny Perfect

/s/ Gordon Muir         Chief Technology Officer and Director     March 28, 2008
------------------
Gordon J. Muir

/s/ Katharine Johnston  Vice President - Business Operations,     March 28, 2008
----------------------  Principal Financial Officer and Director
Katharine Johnston

/s/ Lisa McVeigh        Director                                  March 28, 2008
----------------------
Lisa McVeigh