Form 10QSB
period 2008-03-31
ALPHATRADE COM
filed 2008-05-20
CIK 1076462

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-Q

           X      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
         -----    EXCHANGE ACT OF 1934

                  For Quarterly period Ended: March 31, 2008; or

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

        State the number of shares outstanding of the issuer's common equity:
$0.001 par value, as of March 31, 2008, was 50,250,523.

         Transitional Small Business Disclosure Format.        Yes      No X
                                                                  ---     ---

                               Report on Form 10-Q
                      For the Quarter Ended March 31, 2008

                                      INDEX

                                                                          Page
                                                                          ----
Part I.  Financial Information

         Item 1.      Financial Statements (unaudited)...................... 3

                      Balance Sheets.......................................3-4
                      Statements of Operations ............................5-6
                      Statement of Stockholders' Equity (Deficit)........... 7
                      Statements of Cash Flows.............................. 8
                      Notes to the Financial Statements ................. 9-10


         Item 2.      Management's Discussion and Analysis
                        or Plan of Operation .............................. 11

         Item 3.      Controls and Procedures ............................. 12



Part II. Other Information

         Item 1.      Legal Proceedings ................................... 13

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

         Item 4.      Submission of Matters to a Vote of Security Holders . 15

         Item 5.      Other Information ................................... 15

         Item 6.      Exhibits and Reports on Form 8-K .................... 15

                      Signatures........................................... 16

                      Certifications

PART I - FINANCIAL INFORMATION

                                 ALPHATRADE.COM
                                 Balance Sheets

                                     ASSETS
                                     ------
                                                      March 31,   December 31,
                                                        2008          2007
                                                   ------------- --------------
                                                    (unaudited)
CURRENT ASSETS
 Cash                                              $     35,281  $     153,760
 Accounts receivable                                  2,241,351         28,047
 Marketable securities-avaliable for sale               482,713        658,858
 Marketable securities-avaliable for sale
   related party                                          7,324          5,232
 Prepaid expenses                                        14,900            750
                                                   ------------  -------------
              Total Current Assets                    2,781,569        846,647
                                                   ------------  -------------
PROPERTY AND EQUIPMENT, net                              40,334         45,633
OTHER ASSETS
 Investments, at cost                                   300,000        300,000

              TOTAL ASSETS                         $  3,121,903  $   1,192,280
                                                   ============  =============



























   The accompanying notes are an integral part of these financial statements.

                                 ALPHATARADE.COM
                                 Balance Sheets

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                      March 31,   December 31,
                                                        2008          2007
                                                   ------------- -------------
                                                    (unaudited)
CURRENT LIABILITIES
 Accounts payable and accrued expenses             $   2,159,821 $   2,404,822
 Bank overdraft                                           65,918             -
 Related party payables                                2,435,650     2,190,414
 Deferred revenues                                       251,696       244,578
                                                   ------------- -------------
       Total Current Liabilities                       4,913,085     4,839,814
                                                   ------------- -------------
TOTAL LIABILITIES                                      4,913,085     4,839,814
                                                   ------------- -------------
STOCKHOLDERS' EQUITY
 Preferred shares: $0.001 par value,
  10,000,000 shares authorized: 2,000,000
  Class A and 2,000,000 Class B shares
  issues and outstanding                                   4,000         4,000
 Common shares: $0.001 par value,
  100,000,000 shares authorized: 50,280,523
  and 48,589,773 shares issues and
  outstanding,respectively                                50,281        48,590
 Stock subscription payable                               45,080        28,500
 Additional paid-in capital                           33,072,117    32,719,057
 Accumulated other comprehensive income               (1,875,883)   (1,647,531)
 Accumulated deficit                                 (33,086,777)  (34,800,150)
                                                   ------------- -------------
       Total Stockholders' Equity                     (1,791,182)   (3,647,534)
                                                   ------------- -------------
       TOTAL LIABILITIES AND STOCKHOLDERS'
                EQUITY                             $   3,121,903 $   1,192,280
                                                   ============= ==============

















   The accompanying notes are an integral part of these financial statements.

                           ALPHATRADE.COM
                      Statements of Operations
                            (unaudited)
                                                    For the Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        2008          2007
                                                    ------------  ------------
REVENUES
 Subscription revenue                               $    771,928  $    772,661
 Advertising revenue                                   2,660,317       398,367
 Other revenue                                            37,401        20,179
                                                    ------------  ------------
    Total Revenues                                     3,469,646     1,191,207
                                                    ------------  ------------
COST OF SALES
 Financial content                                       483,403       452,294
 Other cost of sales                                       1,100         1,486
                                                    ------------  ------------
    Total Cost of Sales                                  484,503       453,780
                                                    ------------  ------------
GROSS PROFIT                                           2,985,143       737,427
                                                    ------------  ------------
OPERATING EXPENSES
 Management expense                                      120,000       120,000
 Professional fees                                       438,492       457,825
 Research and development                                147,478        87,751
 Marketing expense                                       134,697       891,497
 General and administrative                              256,885       180,797
                                                    ------------  ------------
    Total Operating Expenses                           1,097,552     1,737,870
                                                    ------------  ------------
INCOME (LOSS) FROM OPERATIONS                          1,887,591    (1,000,443)
                                                    ------------  ------------
OTHER INCOME (EXPENSE)
 Gain (Loss) on sale of assets                           (85,738)            -
 Interest expense                                        (88,480)            -
                                                    ------------  ------------
    Total Other Income (Expense)                        (174,218)            -
                                                    ------------  ------------
NET LOSS BEFORE INCOME TAXES                           1,713,373    (1,000,443)

INCOME TAX EXPENSE                                             -             -
                                                    ------------  ------------












   The accompanying notes are a integral part of these financials statements.

                                 ALPHATRADE.COM
                            Statements of Operations
                                   (unaudited)
                                  (Continued)
                                                    For the Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        2008          2007
                                                    ------------  ------------
NET LOSS                                            $  1,713,373  $ (1,000,443)
                                                    ============  ============

OTHER COMPREHENSIVE INCOME (LOSS)                   $   (228,352) $     (9,482)

TOTAL COMPREHENSIVE INCOME (LOSS)                   $  1,485,021  $ (1,009,925)
                                                    ============  ============
BASIC EARNINGS (LOSS) PER SHARE                     $       0.03  $      (0.03)
                                                    ============  ============
COMPREHENSIVE BASIC EARNINGS (LOSS) PER SHARE       $       0.03  $      (0.03)
                                                    ============  ============
FULLY DILUTED INCOME (LOSS) PER SHARE               $       0.03  $      (0.03)
                                                    ============  ============
COMPREHENSIVE FULLY DILUTED INCOME (LOSS) PER SHARE $       0.03  $      (0.03)
                                                    ============  ============
BASIC WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                               49,601,306    37,502,527
                                                    ============  ============
FULLY DILUTED WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                               49,601,306    37,502,527
                                                    ============  ============


























   The accompanying notes are a integral part of these financials statements.

                                 ALPHATRADE.COM
                       Statements of Stockholders' Equity

                          Preferred Stock     Common Stock    Additional     Stock        Other                       Total
                         ----------------- ------------------  Paid-In    Subscription Comprehensive Accumulated   Stockholders'
                          Shares    Amount   Shares   Amount   Capital       Payable      Income       Deficit        Equity
                         ---------  ------ ---------- ------- ----------- ------------ ------------- ------------- -------------
Balance,
December 31, 2006        4,000,000  $4,000 40,425,027 $40,425 $30,853,661 $   (30,000) $   (717,860) $(31,111,747) $   (961,521)
Common stock issued
for cash at $0.18
per share                        -       -  2,287,500   2,288     454,212      28,500             -             -       485,000
Common stock issued
for services at $0.20
per share                        -       -  5,877,246   5,877   1,052,066           -             -             -     1,057,943
Value of stock
purchase warrants
granted                          -       -          -       -     207,728           -             -             -       207,728
Value of stock options
issued under the 2007
stock option plan                -       -          -       -     131,540           -             -             -       131,540
Contributed capital              -       -          -       -      19,850           -             -             -        19,850
Amortization of prepaid
expense                          -       -          -       -           -      30,000             -             -        30,000
Net income for the year
 ended December 31, 2007         -       -          -       -           -           -      (929,671)   (3,688,403)   (4,618,074)
                         ---------  ------ ---------- ------- ----------- ----------- -------------  ------------
Balance,
December 31, 2007        4,000,000   4,000 48,589,773  48,590  32,719,057      28,500    (1,647,531)  (34,800,150)   (3,647,534)
Common stock issued
for cash at $0.20
per share                        -       -    725,000     725     144,275      16,580             -             -       161,580
Common stock issued
for services at $0.20
per share                        -       -    965,750     966     194,552           -             -             -       195,518
Value of stock purchase
  warrants granted               -       -          -       -      14,233           -             -             -        14,233
Net loss for the three
months ended March
31, 2008                         -       -          -       -           -           -      (228,352)    1,713,373     1,485,021
Balance,
March 31, 2008
(unaudited)              4,000,000  $4,000 50,280,523 $50,281 $33,072,117 $    45,080 $  (1,875,883) $(33,086,777) $ (1,791,182)
                         =========  ====== ========== ======= =========== =========== =============  ============  ============

























   The accompanying notes are a integral part of these financials statements.

                                 ALPHATRADE.COM
                            Statements of Cash Flows
                                  (unaudited)
                                                    For the Three Months Ended
                                                             March 31,
                                                    --------------------------
CASH FLOWS FROM                                         2008          2007
OPERATING ACTIVITIES                                ------------  ------------
  Net loss                                          $  1,713,373  $ (1,000,443)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
     Depreciation expense                                  5,299         3,336
     Value of options granted                             14,233        10,128
     Loss on sale of assets                               85,738             -
     Amortization of services prepaid by
       common stock                                            -        13,125
     Investments received as payment for
       accounts receivable                              (232,697)     (146,250)
     Common stock issued for services                    195,518       232,365
 Changes in operating assets and liabilities:
     Proceeds from bank overdraft                         65,918             -
     Changes in accounts receivable                   (2,194,256)       56,510
     Changes in prepaid expenses                         (14,150)      (10,241)
     Changes in deferred revenues                          7,118        83,740
     Changes in related party payables                   245,236       422,494
     Changes in accounts payable and accrued expenses   (245,001)      209,182
                                                    ------------  ------------
       Net Cash Provided by Operating Activities        (353,671)     (126,054)
                                                    ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Sale of securities                                      73,612             -
  Purchase of fixed assets                                     -        (1,023)
                                                    ------------  ------------
       Net Cash Used by Investing Activities              73,612        (1,023)
                                                    ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Stock subscriptions payable                             16,580             -
  Common stock issued for cash                           145,000             -
  Contributed capital                                          -        19,850
                                                    ------------  ------------
         Net Cash Provided by Financing Activities       161,580        19,850
                                                    ------------  ------------
     NET DECREASE IN CASH                               (118,479)     (107,227)
     CASH AT BEGINNING OF PERIOD                         153,760       147,323
                                                    ------------  ------------
     CASH AT END OF PERIOD                          $     35,281  $     40,096
                                                    ============  ============
SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    CASH PAID FOR:
        Interest                                    $     24,286  $          -
        Income Taxes                                $          -  $          -

    NON CASH FINANCING ACTIVITIES:
        Common stock issued for services and
          contributions                             $    195,518  $    232,365
        Value of stock options granted              $     14,233  $     10,128

   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                        Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements. The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 - OUTSTANDING COMMON STOCK OPTIONS AND STOCK PURCHASE WARRANTS

         The Company uses the instruments identified as stock options and common stock warrants somewhat interchangeably. Both forms of equity instruments have been granted as compensation to the Company's officers and directors.

         Under FASB Statement 123R, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. The following weighted average assumptions used for grants in the periods ended December 31, 2007 and March 31, 2008: dividend yield of zero percent for all years; expected volatility of 55.50% and 62.01%; risk-free interest rates of 5.03% and 3.25% and expected lives of 1.0 and 1.0, respectively.

         The general terms of awards such as vesting requirements(usually 1 to 2 years), term of options granted (usually 10 years), and number of shares authorized for grants of options or other equity instruments are determined by the Board of Directors. A summary of the status of the Company's stock options and warrants as of December 31, 2007 and changes during the periods ended December 31, 2007and March 31, 2008 is presented below:
                                         Weighted    Weighted
                                          Options     Average    Average
                                            and      Exercise   Grant Date
                                         Warrants      Price    Fair Value
                                         ----------  --------   ----------
         Outstanding, December 31, 2006  39,822,997  $   0.38   $    0.38
          Granted                        13,618,000      0.25        0.25
          Expired                        (1,130,000)     0.72        0.72
          Exercised                        (740,650)     0.76        0.76
                                         ----------  --------   ---------
         Outstanding, December 31, 2007  51,570,347  $   0.36   $    0.36
                                         ==========  ========   =========
         Exercisable, December 31, 2007  35,925,350  $   0.40   $    0.40
                                         ==========  ========   =========

                                 ALPHATRADE.COM
                        Notes to the Financial Statements

NOTE 2 - OUTSTANDING COMMON STOCK OPTIONS AND STOCK PURCHASE WARRANTS
        (Continued)
                                         Weighted    Weighted
                                          Options     Average    Average
                                            and      Exercise   Grant Date
                                         Warrants      Price    Fair Value
                                         ----------  --------   ----------
         Outstanding, December 31, 2007  51,570,347  $   0.36   $    0.36
          Granted                         2,160,000      0.41        0.41
          Expired                          (200,000)     0.15        0.15
          Exercised                        (298,650)     0.25        0.25
                                         ----------  --------   ---------
         Outstanding, March 31, 2008     53,231,697  $   0.36   $    0.40
                                         ==========  ========   =========
         Exercisable, March 31, 2008     37,885,350  $   0.40   $    0.40
                                         ==========  ========   =========

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

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

Results of Operations.

During the three months ended March 31, 2008, revenue increased significantly over the same period of 2007. Revenue for the first quarter in 2008 was $3,469,646, which is a 191% increase over first quarter 2007 revenue of $1,191,207. The largest increase in revenue is advertising. Advertising revenues in the first quarter grew from $398,367 in 2007 to $2,660,317 in 2008. Our advertising model is unique in the industry and we focus on long term clients that are seeking brand awareness in combination with building their shareholder base. We have built relationships with investor and public relations firms which are driving our growth.

We are focused on driving more people to our website to create new prospects for our products and to generate continued exposure for our advertising clients.

Our cost of sales for our financial products is directly related to the price of our financial feeds and content. Some of these costs are fixed monthly fees and others are based on the number of users or subscribers. As our subscribers increase, our ability to charge more for our advertising products increases. For the first quarter of 2008 our cost of sales was 14% of revenues compared to 38% in 2007. As our advertising revenues increase, this percentage may become more and more favorable in terms of profitable operations.

We incurred a net income of $1,713,373 for the three months ended March 31, 2008 compared to a loss of $1,000,443 for the three months ended March 31, 2007. This is an increase of $2,713,816 and directly related to our established relationships with the marketing and public relations firms. During 2008 we terminated most of our sports partnerships because the cost was excessive for the results we achieved from a financial perspective; however, they did achieve the result of driving a lot of new traffic to our website. In 2007 we paid $891,497 to a variety of major league baseball teams, automobile racing teams, and the PBR, and other marketing consultants. In combinations with what we spent in 2007 and to date this year, these expenses have translated into a substantial increase in Alphatrade's brand awareness which enabled us to capitalize on that awareness to build our advertising growth. During 2008 we paid only $134,697 in marketing fees.

Included in professional fees for 2008 are shares of common stock to investor relations consultants valued at $195,518 compared to $232,365 in 2007 and stock options to our consultants and employees valued at $14,233 compared to $10,128 in 2007. The investor relations consultants have been instrumental in bringing new advertising business to the company. We realized related party compensation expense of $120,000 for both 2008 and 2007. Our operating expenses decreased from $1,737,870 in 2007 to $1,097,552 for 2008 because we did not renew most of our sports partnerships.

Historically, many of our expenses are paid in shares of our common stock. The expenses are recorded at the fair value of the shares issued. Excluding these non cash expenses the income (loss) for the three months ended March 31, 2008 and 2007 would have been $1,923,124 and ($757,959), respectively. The loss in 2007 is almost entirely due to the payments to our sports partnerships which are providing some residual benefits from the greater exposure we received and from the contacts we made with these associations.

Liquidity and Capital Resources.

We have consistently been financed through loans from related parties and from raising capital through private equity offerings. We used $353,671 and $126,054 of cash in our operating activities in the first three months of 2008 and 2007, respectively. For the three months ended March 31, 2008 and 2007 we received cash totaling $161,580 and $19,850 from the issuance of our common stock and contributed capital. We expect that in the next twelve months the cash generated by our operations will be adequate to cover our operating expenses.

Given the right circumstances, we would entertain a secondary financing if it would ensure our growth could be greatly fast-tracked otherwise we will focus on building our business via revenue growth. Currently, we do not have any definitive plans for a secondary financing.

We currently have no material commitments for major capital expenditures.

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

Professional Bull Riders, Inc. v. AlphaTrade.com,
United Stated District Court, District of Colorado, Case No. 08-cv-01017 (MSK)

Plaintiff Professional Bull Riders, Inc. ("PBR") commenced this action against the Company on or about April 15, 2008 in the District Court of Pueblo County, Colorado, Case No. 2008CV527. The Company removed this action to the United States District Court for the District of Colorado on May 15, 2008. In its Complaint, PBR alleges two causes of action arising from the alleged breach of a Sponsorship Agreement, as amended, and the alleged breach of a settlement agreement, and seeks damages of over $1,500,000.

The Company is required to answer or move with respect to the Complaint on or before May 22, 2008. The Company denies the material allegations of the Complaint and intends to vigorously defend this action.

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

Item 2. Changes in Securities.

The following unregistered securities have been issued since January 1st, 2008:

                                                 Valued
Date             No. of Shares      Title          At          Reason

Jan./2008       400,000           Common         $0.20       For cash
Jan./2008       440,750           Common         $0.20       For services
Feb./2008       300,000           Common         $0.20       For cash
Feb./2008       480,000           Common         $0.20       For services
March/2008      45,000            Common         $0.20       For services
March/2008      25,000            Common         $0.20       For cash


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



                                                   ALPHATRADE.COM


Date:    19/05/2008                                / s / Penny Perfect
                                                   ----------------------------
                                                   President / Director



Date:    19/05/2008                                / s / Katharine Johnston
                                                   ----------------------------
                                                   Principal Accounting Officer