Form 10-Q
period 2008-06-30
ALPHATRADE COM
filed 2008-08-14
CIK 1076462

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

                  For Quarterly period Ended: June 30, 2008; or

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

        State the number of shares outstanding of the issuer's common equity:
$0.001 par value, as of June 30, 2008, was 51,525,523.

         Transitional Small Business Disclosure Format. Yes       No  X
                                                            ---      ---

                               Report on Form 10-Q
                       For the Quarter Ended June 30, 2008

                                      INDEX

                                                                          Page
                                                                          ----
Part I.  Financial Information

         Item 1.      Financial Statements (unaudited)...................... 3

                      Balance Sheets.......................................4-5
                      Statements of Operations ............................. 6
                      Statement of Stockholders' Equity (Deficit)..........8-9
                      Statements of Cash Flows...........................10-11
                      Notes to the Financial Statements .................12-13


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

         Item 4.      Submission of Matters to a Vote of Security Holders . 19

         Item 5.      Other Information ................................... 19

         Item 6.      Exhibits and Reports on Form 8-K .................... 19

                      Signatures........................................... 20

                      Certifications.....................................21-27

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited)

                                 ALPHATRADE.COM
                                 Balance Sheets

                                     ASSETS
                                     ------
                                                      June 30,    December 31,
                                                        2008          2007
                                                   ------------- --------------
                                                    (unaudited)
CURRENT ASSETS

 Cash                                               $     3,538  $     153,760
 Accounts receivable                                  4,486,482         28,047
 Marketable securities-available for sale             1,896,435        658,858
 Marketable securities-available for sale
   related party                                          2,093          5,232
 Prepaid expenses                                        18,093            750
                                                    -----------  -------------
        Total Current Assets                          6,406,641        846,647
                                                    -----------  -------------
PROPERTY AND EQUIPMENT, net                              39,679         45,633
                                                    -----------  -------------
OTHER ASSETS

Investments, at cost                                    300,000        300,000
                                                    -----------  -------------
        TOTAL ASSETS                                $ 6,746,320  $   1,192,280
                                                    ===========  =============



























   The accompanying notes are an integral part of these financial statements.

                                 ALPHATARADE.COM
                                 Balance Sheets

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                      June 30,    December 31,
                                                        2008          2007
                                                   ------------- --------------
                                                    (unaudited)
CURRENT LIABILITIES

 Accounts payable and accrued expenses             $  2,005,442  $   2,404,822
 Bank overdraft                                          22,664              -
 Related party payables                               2,459,357      2,190,414
 Deferred revenues                                    1,482,437        244,578
                                                   ------------  -------------
        Total Current Liabilities                     5,969,900      4,839,814
                                                   ------------  -------------
TOTAL LIABILITIES                                     5,969,900      4,839,814
                                                   ------------  -------------

STOCKHOLDERS' EQUITY

 Preferred shares: $0.001 par value, 10,000,000

   shares authorized: 2,000,000 Class A and
   2,000,000 Class B shares issues and
   outstanding                                            4,000          4,000
 Common shares: $0.001 par value, 100,000,000
   shares authorized: 51,525,523 and 48,589,773
   shares issues and outstanding,respectively            51,526         48,590
 Stock subscription payable                              45,080         28,500
 Additional paid-in capital                          33,241,922     32,719,057
 Accumulated other comprehensive income              (1,529,552)    (1,647,531)
 Accumulated deficit                                (31,036,556)   (34,800,150)
                                                   ------------  -------------
        Total Stockholders' Equity                      776,420     (3,647,534)
                                                   ------------  -------------
        TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                   $  6,746,320  $   1,192,280
                                                   ============  =============













   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
         Statements of Operations and Other Comprehensive Income (Loss)
                                   (unaudited)

                                   For the Three Months       For the Six Months
                                            Ended                  Ended
                                          June 30,                June 30,
                                 ------------------------- -------------------------
                                      2008        2007         2008          2007
                                 ------------ ------------ ------------ ------------
REVENUES
 Subscription revenue            $   787,835  $   751,994  $ 1,559,763  $ 1,524,655
 Advertising revenue               2,388,179      460,102    5,048,496      858,469
 Other revenue                        57,743       14,509       95,144       34,688
                                 -----------  -----------  -----------  -----------
    Total Revenues                 3,233,757    1,226,605    6,703,403    2,417,812
                                 ----------- ------------  -----------  -----------
COST OF SALES
 Financial content                   457,094      444,820      940,497      897,114
 Other cost of sales                   1,042        1,307        2,142        2,793
                                 ----------- ------------  -----------  -----------
    Total Cost of Sales              458,136      446,127      942,639      899,907
                                 ----------- ------------  -----------  -----------
GROSS PROFIT                       2,775,621      780,478    5,760,764    1,517,905
                                 ----------- ------------  -----------  -----------
OPERATING EXPENSES
 Management expense                  120,000      120,000      240,000      240,000
 Professional fees                   229,496      604,339      667,988    1,062,164
 Research and development            124,225      100,118      271,703      187,869
 Marketing expense                   358,226      565,094      492,923    1,456,591
 General and administrative           97,540      189,028      354,425      369,825
                                 ----------- ------------  -----------  -----------
    Total Operating Expenses         929,487    1,578,579    2,027,039    3,316,449
                                 ----------- ------------  -----------  -----------
INCOME / (LOSS) FROM OPERATIONS    1,846,134     (798,101)   3,733,725   (1,798,544)
                                 ----------- ------------  -----------  -----------
OTHER INCOME (EXPENSE)
 Gain (Loss) on sale of assets       (12,194)     (48,350)     (97,932)     (48,350)
 Gain on settlement of debt          307,972            -      307,972            -
 Interest expense                    (91,691)           -     (180,171)           -
                                 ----------- ------------  -----------  -----------
    Total Other Income (Expense)     204,087      (48,350)      29,869      (48,350)
                                 ----------- ------------  -----------  -----------
NET INCOME/LOSS) BEFORE
   INCOME TAXES                    2,050,221     (846,451)   3,763,594   (1,846,894)

INCOME TAX EXPENSE                         -            -            -            -
                                 ----------- ------------  -----------  -----------





   The accompanying notes are a integral part of these financials statements.

                                 ALPHATRADE.COM
   Statements of Operations and Other Comprehensive Income (Loss) (Continued)
                                   (unaudited)

                                   For the Three Months       For the Six Months
                                            Ended                  Ended
                                          June 30,                June 30,
                                 ------------------------- -------------------------
                                      2008        2007         2008          2007
                                 ------------ ------------ ------------ ------------
NET INCOME / (LOSS)              $ 2,050,221 $   (846,451) $ 3,763,594  $(1,846,894)
                                 =========== ============  ===========  ===========
OTHER COMPREHENSIVE INCOME (LOSS)$   346,331 $   (218,199) $   117,979  $  (227,681)
                                 ----------- ------------  -----------  -----------
TOTAL COMPREHENSIVE INCOME (LOSS)$ 2,396,552 $ (1,064,650) $ 3,881,573  $(2,074,575)
                                 =========== ============  ===========  ===========
BASIC EARNINGS (LOSS) PER SHARE  $      0.04 $      (0.02) $      0.08  $     (0.04)
                                 =========== ============  ===========  ===========
COMPREHENSIVE BASIC EARNINGS
   (LOSS) PER SHARE              $      0.05 $      (0.02) $      0.08  $     (0.05)
                                 =========== ============  ===========  ===========
FULLY DILUTED INCOME (LOSS)
   PER SHARE                     $      0.02 $      (0.02) $      0.03  $     (0.04)
                                 =========== ============  ===========  ===========
COMPREHENSIVE FULLY DILUTED
   INCOME (LOSS) PER SHARE       $      0.02 $      (0.02) $      0.03  $     (0.05)
                                 =========== ============  ===========  ===========
BASIC WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING          50,513,858   42,716,045   50,065,120   41,986,171
                                 =========== ============  ===========  ===========
FULLY DILUTED WEIGHTED AVERAGE
   NUMBER OF SHARES OUTSTANDING  118,399,208   42,716,045  117,950,470   41,986,171
                                 =========== ============  ===========  ===========




















   The accompanying notes are a integral part of these financials statements.

                                 ALPHATRADE.COM
                       Statements of Stockholders' Equity

              Preferred Stock    Common Stock    Additional   Stock         Other                     Total
             ---------------- ------------------  Paid-In  Subscription Comprehensive  Accumulated  Stockholders'
               Shares  Amount   Shares    Amount  Capital     Payable       Income       Deficit       Equity
             --------- ------ ---------- ------- ----------- ---------  ------------- ------------- -------------
Balance,
December
31, 2006     4,000,000 $4,000 40,425,027 $40,425 $30,853,661 $(30,000)  $   (717,860) $(31,111,747) $   (961,521)

Common
stock
issued
for cash
at $0.18
per share            -      -  2,287,500   2,288     454,212   28,500              -             -       485,000

Common
stock
issued
for
services
at $0.20
per share            -      -  5,877,246   5,877   1,052,066        -              -             -     1,057,943

Value of
stock
purchase
warrants
granted              -      -          -       -     207,728        -              -             -       207,728

Value of
stock options
issued under
the 2007 stock
option plan          -      -          -       -     131,540        -              -             -       131,540

Contributed
capital              -      -          -       -      19,850        -              -             -        19,850


Amortization
of prepaid
expense              -      -          -       -           -   30,000              -             -        30,000

Net income
(loss) for
the year ended
December
31, 2007             -      -          -       -           -        -       (929,671)   (3,688,403)   (4,618,074)
             --------- ------ ---------- ------- ----------- --------   ------------  ------------  ------------


   The accompanying notes are a integral part of these financials statements.

                                 ALPHATRADE.COM
                 Statements of Stockholders' Equity (Continued)

              Preferred Stock    Common Stock    Additional   Stock         Other                     Total
             ---------------- ------------------  Paid-In  Subscription Comprehensive  Accumulated  Stockholders'
               Shares  Amount   Shares    Amount  Capital     Payable       Income       Deficit       Equity
             --------- ------ ---------- ------- ----------- ---------  ------------- ------------- -------------
Balance,
December
31, 2007     4,000,000  4,000 48,589,773  48,590  32,719,057   28,500     (1,647,531)  (34,800,150)   (3,647,534)

Common
stock
issued
for cash
at $0.20
per share            -      -  1,025,000   1,025     188,975   16,580              -             -       206,580

Common
stock
issued
for
services
at $0.17
per share            -      -  1,910,750   1,911     319,657        -              -             -       321,568

Value of
stock
purchase
warrants
granted              -      -          -       -      14,233        -              -             -        14,233

Net income
for the
six months
ended June
30, 2008             -      -          -       -           -        -        117,979     3,763,594     3,881,573
             --------- ------ ---------- ------- ----------- --------   ------------  ------------  ------------
Balance,
June 30,
2008
(unaudited)  4,000,000 $4,000 51,525,523 $51,526 $33,241,922 $ 45,080   $ (1,529,552) $(31,036,556) $    776,420
             ========= ====== =========  ======= =========== ========   ============  ============  ============










   The accompanying notes are a integral part of these financials statements.

                                 ALPHATRADE.COM
                            Statements of Cash Flows
                                   (unaudited)
                                                      For the Six Months Ended
                                                              June 30,
                                                   -----------------------------
                                                        2008           2007
                                                   -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net Income / ( loss )                             $   3,763,594  $  (1,846,894)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
    Depreciation expense                           #       9,158  #       6,673
    Value of stock options and warrants granted           14,233        103,478
    Loss on sale of assets                                97,932         48,350
    Gain on settlement of debt                          (307,972)             -
    Amortization of services prepaid by common stock           -         30,000
    Investments received as payment for accounts
       receivable                                     (1,305,809)      (305,750)
    Common stock issued for services                     321,568        308,354
 Changes in operating assets and liabilities:
    Proceeds from bank overdraft                          22,664              -
    Changes in accounts receivable                 #  (4,458,435) #      50,120
    Changes in prepaid expenses                          (17,343)        (6,625)
    Changes in deferred revenues                       1,237,859         60,290
    Changes in related party payables                    268,943        680,417
    Changes in accounts payable and accrued expenses     (91,408)       852,055
                                                   -------------  -------------
      Net Cash Provided by Operating Activities         (445,016)       (19,532)
                                                   -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Sale of securities                                       91,418         57,899
 Purchase of fixed assets                                 (3,204)        (9,329)
                                                   -------------  -------------
      Net Cash Used by Investing Activities               88,214         48,570
                                                   -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Stock subscriptions payable                              16,580              -
 Common stock issued for cash                            190,000         10,000
 Contributed capital                                           -         19,850
                                                   -------------  -------------
      Net Cash Provided by Financing Activities          206,580         29,850
                                                   -------------  -------------
         NET INCREASE / ( DECREASE ) IN CASH            (150,222)        58,888
         CASH AT BEGINNING OF PERIOD                     153,760        147,323
                                                   -------------  -------------
         CASH AT END OF PERIOD                     $       3,538  $     206,211
                                                   =============  =============




   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                            Statements of Cash Flows
                                   (unaudited)

                                                      For the Six Months Ended
                                                              June 30,
                                                   -----------------------------
                                                        2008           2007
                                                   -------------- --------------
SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   CASH PAID FOR:

         Interest                                  $      45,640  $           -
         Income Taxes                              $           -  $           -

   NON CASH FINANCING ACTIVITIES:

         Common stock issued for services and
           contributions                           $     321,568  $     308,354

         Value of stock options and warrants
           granted                                 $      14,233  $     103,478
































   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                        Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements. The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 - OUTSTANDING COMMON STOCK OPTIONS AND STOCK PURCHASE WARRANTS

         The Company uses the instruments identified as stock options and common stock warrants somewhat interchangeably. Both forms of equity instruments have been granted as compensation to the Company's officers and directors.

         Under FASB Statement 123R, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. The following weighted average assumptions used for grants in the periods ended December 31, 2007 and June 30, 2008: dividend yield of zero percent for all years; expected volatility of 55.50% and 62.01%; risk-free interest rates of 5.03% and 3.25% and expected lives of 1.0 and 1.0, respectively.

         The general terms of awards such as vesting requirements(usually 1 to 2 years), term of options granted (usually 10 years), and number of shares authorized for grants of options or other equity instruments are determined by the Board of Directors. A summary of the status of the Company's stock options and warrants as of December 31, 2007 and changes during the periods ended December 31, 2007and June 30, 2008 is presented below:
                                           Weighted     Weighted
                                           Options      Average    Average
                                           and          Exercise   Grant Date
                                           Warrants     Price      Fair Value
                                           ----------------------------------
           Outstanding, December 31, 2006  39,822,997   $   0.38   $    0.38
            Granted                        13,618,000       0.25        0.25
            Expired                        (1,130,000)      0.72        0.72
            Exercised                        (740,650)      0.76        0.76
                                           ---------------------------------
           Outstanding, December 31, 2007  51,570,347   $   0.36   $    0.36
                                           ---------------------------------
           Exercisable, December 31, 2007  35,925,350   $   0.40   $    0.40
                                           ---------------------------------

NOTE 2 - OUTSTANDING COMMON STOCK OPTIONS AND STOCK PURCHASE WARRANTS
        (Continued)
                                           Weighted     Weighted
                                           Options      Average    Average
                                           and          Exercise   Grant Date
                                           Warrants     Price      Fair Value
                                           ----------------------------------
           Outstanding, December 31, 2007  51,570,347   $   0.36   $    0.36
            Granted                         2,160,000       0.41        0.41
            Expired                          (310,000)      0.15        0.15
            Exercised                        (298,650)      0.25        0.25
                                           ---------------------------------
           Outstanding, June 30, 2008      53,121,697   $   0.36   $    0.40
                                           ---------------------------------
           Exercisable, June 30, 2008      37,885,350   $   0.40   $    0.40
                                           ---------------------------------

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

Results of Operations.

THREE MONTHS ENDED JUNE 30, 2008 and 2007
-----------------------------------------
During the three months ended June 30, 2008, revenue growth was driven by our increased advertising business. Revenue for 2008's second quarter was $3,233,757, which is a 163% increase over 2007's second quarter revenue of $1,226,605. The most substantial growth was advertising and within that category the largest increase was from referral and repeat business. Advertising revenues in the second quarter were $2,388,179 in 2008 and $460,102 in 2007. In addition, we had $1,482,437 in deferred revenue to be realized in subsequent quarters. This deferred revenue is derived from our long term advertising and marketing agreements which further illustrates our clients are satisfied with the results achieved in our programs. Our advertising model is unique in the industry and we are building relationships with investor and public relations firms that refer us long term clients.

We are focused on increasing the traffic to our stable of websites to ensure our advertising clients have a large, targeted viewing audience. We just completed a business networking site www.zenobank.com which provides a forum for companies and investors to associate using all of the modern, web-based tools available such as blogs, forums, and chat rooms. Every public company will have complete and accurate financial data on their profile pages on ZenoBank to ensure they are compliant with all regulatory policies with respect to investor relations.

Our cost of sales for our financial products is directly related to the price of our financial feeds and content. Some of these costs are fixed monthly fees and others are based on the number of users or subscribers. As our subscribers increase, our advertising clients will get more visibility and therefore we will attract more advertisers and the price for our advertising services could increase accordingly. For the second quarter of 2008 our cost of sales was 14% of revenues compared to 36% in 2007. As our advertising revenues increase, this percentage may become more and more favorable in terms of profitable operations.

We realized a net income of $2,050,221 for the three months ended June 30, 2008 compared to a loss of $846,451 for the three months ended June 30, 2007. This is an increase of $2,896,672 and directly related to the referral and long term business from our established relationships with marketing and public relations firms. During the second quarter of 2008, none of our sports partnerships were active. In some cases, we terminated the sports sponsorship program for lack of tangible results and in some cases, we terminated due to breaches. To date in 2008 we paid a total of $100,000 to a number of our sports sponsorship programs. During 2008 we paid $258,226 to consultants for marketing fees.

Included in professional fees for 2008 are shares of common stock to investor relations consultants valued at $89,203 compared to $75,989 in 2007 and stock options to our employees valued at $-0- compared to $93,350 in 2007. The investor relations consultants bring new advertising clients to the company. We realized related party compensation expense of $120,000 for both 2008 and 2007. Our operating expenses decreased to $929,487 in 2008 from $1,578,579 in 2007 because we did not renew our sports sponsorships.

Historically, many of our expenses are paid in shares of our common stock. The expenses are recorded at the fair value of the shares issued. Excluding these non cash expenses the income (loss) for the three months ended June 30, 2008 and 2007 would have been $2,139,424 and ($677,112), respectively. The loss in 2007 is almost entirely due to the payments to our sports sponsorships.

SIX MONTHS ENDED JUNE 30, 2008 AND 2007
---------------------------------------
During the six months ended June 30, 2008, revenue growth was driven by our increased advertising business. Revenue for the first half of 2008 was $6,703,403, which is a 177% increase over the revenue for the first half of 2007 of $2,417,812. The most substantial growth was advertising and within that category the largest increase was from referral and repeat business. Advertising revenues in the first half of 2008 was $5,048,496 compared to $858,469 in 2007. Our advertising model is unique in the industry and we are building relationships with investor and public relations firms that refer us long term clients.

We are focused on increasing the traffic to our stable of websites to ensure our advertising clients have a large, targeted viewing audience. We just completed a business networking site www.zenobank.com which provides a forum for companies and investors to associate using all of the modern, web-based tools available such as blogs, forums, and chat rooms. Every public company will have complete and accurate financial data on their profile pages on ZenoBank to ensure they are compliant with all regulatory policies with respect to investor relations.

Our cost of sales for our financial products is directly related to the price of our financial feeds and content. Some of these costs are fixed monthly fees and others are based on the number of users or subscribers. As our subscribers increase, our advertising clients will get more visibility and therefore we will attract more advertisers and the price for our advertising services could increase accordingly. For the first half of 2008 our cost of sales was 14% of revenues compared to 37% in 2007. As our advertising revenues increase, this percentage may become more and more favorable in terms of profitable operations.

We realized a net income of $3,763,594 for the six months ended June 30, 2008 compared to a loss of $1,846,894 for the six months ended June 30, 2007. This is an increase of $5,610,488 and directly related to the referral and long term business from our established relationships with marketing and public relations firms. During the first half of 2008, none of our sports partnerships were active. In some cases, we terminated the sports sponsorship program for lack of tangible results and in some cases, we terminated due to breaches. To date in 2008 we paid a total of $158,445 to a number of our sports sponsorship programs. During 2008 we paid $334,478 to consultants for marketing fees.

Included in professional fees for 2008 are shares of common stock to investor relations consultants valued at $321,568 compared to $308,354 in 2007 and stock options to our employees valued at $14,233 compared to $103,478 in 2007. The investor relations consultants bring new advertising clients to the company. We realized related party compensation expense of $240,000 for both 2008 and 2007. Our operating expenses decreased to $2,027,039 in 2008 from $3,316,449 in 2007 because we did not renew our sports sponsorships.

Historically, many of our expenses are paid in shares of our common stock. The expenses are recorded at the fair value of the shares issued. Excluding these non cash expenses the income (loss) for the first half of 2008 and 2007 would have been $4,099,395 and ($1,435,062), respectively. The loss in 2007 is almost entirely due to the payments to our sports sponsorships.



Liquidity and Capital Resources.

We have consistently been financed through loans from related parties and from raising capital through private equity offerings. We used $445,016 and $19,532 of cash in our operating activities in the first six months of 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007 we received cash totaling $206,580 and $29,850 from the issuance of our common stock and contributed capital. We expect that in the next twelve months the cash generated by our operations will be adequate to cover our operating expenses.

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


Tommy G Productions, LLC v. AlphaTrade.com,
District Court, Pueblo County, Colorado, Case No. 2008CV1008

Plaintiff Tommy G Productions ("Tommy G") commenced this action against the Company on or about June 27, 2008 in the District Court of Pueblo County, Colorado, Case No. 2008CV1008. In its Complaint, Tommy G alleges a cause of action arising from the alleged breach of a Sponsorship Agreement, and seeks damages of $30,000.

The Company is required to answer or move with respect to the Complaint on or before August 10, 2008. The Company denies the allegations of the Complaint and intends to vigorously defend this action.

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

Item 2. Changes in Securities.

The following unregistered securities have been issued since January 1st, 2008:
                                            Valued
Date          No. of Shares      Title      At          Reason

Jan./2008       400,000         Common      $0.20       For cash
Jan./2008       440,750         Common      $0.20       For services
Feb./2008       300,000         Common      $0.20       For cash
Feb./2008       480,000         Common      $0.20       For services
March/2008       45,000         Common      $0.20       For services
March/2008       25,000         Common      $0.20       For cash
April/2008       10,000         Common      $0.17       For services
May/2008        520,000         Common      $0.17       For services
June/2008       415,000         Common      $0.17       For services
June/2008       300,000         Common      $0.20       For cash


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



                                                   ALPHATRADE.COM


Date:    13/08/2008                                / s / Penny Perfect
                                                   ----------------------------
                                                   President / Director



Date:    13/08/2008                                / s / Katharine Johnston
                                                   ----------------------------
                                                   Principal Accounting Officer