Form 10-Q
period 2008-09-30
ALPHATRADE COM
filed 2008-11-14
CIK 1076462

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

                  For Quarterly period Ended: September 30, 2008; or

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

      SUITE 116 - 930 West 1st Street, North Vancouver, B.C. V7P3N4 Canada
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

        State the number of shares outstanding of the issuer's common equity:
$0.001 par value, as of September 30, 2008, was 52,056,023.

         Transitional Small Business Disclosure Format. Yes       No  X
                                                            ---      ---

                               Report on Form 10-Q
                       For the Quarter Ended September 30, 2008

                                      INDEX

                                                                          Page
                                                                          ----
Part I.  Financial Information

         Item 1.      Financial Statements (unaudited)...................... 3

                      Balance Sheets.......................................4-5
                      Statements of Operations ............................. 6
                      Statement of Stockholders' Equity (Deficit)..........8-9
                      Statements of Cash Flows...........................,, 10
                      Notes to the Financial Statements .................11-12


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

                      Signatures........................................... 20

                      Certifications.....................................21-27

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited)

                                 ALPHATRADE.COM
                                 Balance Sheets

                                     ASSETS
                                                  September 30,   December 31,
                                                       2008          2007
                                                  -------------  --------------
                                                   (unaudited)
CURRENT ASSETS
 Cash                                             $        355   $     153,760
 Accounts receivable                                 4,293,267          28,047
 Marketable securities-available for sale            2,370,478         658,858
 Marketable securities-available for sale
      related party                                      2,093           5,232
 Prepaid expenses                                        8,900             750
                                                  ------------   -------------
      Total Current Assets                           6,675,093         846,647
PROPERTY AND EQUIPMENT, net                             50,467          45,633
                                                  ------------   -------------
OTHER ASSETS
 Investments, at cost                                  300,000         300,000
                                                  ------------   -------------
      TOTAL ASSETS                                $  7,025,560   $   1,192,280
                                                  ============   =============































   The accompanying notes are an integral part of these financial statements.

                                 ALPHATARADE.COM
                                 Balance Sheets
                 LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)


                                                  September 30,   December 31,
                                                       2008          2007
                                                  -------------  --------------
                                                   (unaudited)
CURRENT LIABILITIES
 Accounts payable and accrued expenses            $  2,091,429   $   2,404,822
 Bank overdraft                                         16,038               -
 Related party payables                              2,626,573       2,190,414
 Deferred revenues                                   1,438,994         244,578
                                                  ------------   -------------
      Total Current Liabilities                      6,173,034       4,839,814
                                                  ------------   -------------
TOTAL LIABILITIES                                    6,173,034       4,839,814

STOCKHOLDERS' EQUITY/(DEFICIT)

 Preferred shares: $0.001 par value, 10,000,000
   shares authorized: 2,000,000 Class A and
   2,000,000 Class B shares issues and
   outstanding                                           4,000           4,000
 Common shares: $0.001 par value, 100,000,000
   shares authorized: 52,506,023 and 48,589,773
   shares issues and outstanding,respectively           52,056          48,590
 Stock subscription payable                             45,080          28,500
 Additional paid-in capital                         33,465,069      32,719,057
 Accumulated other comprehensive income             (1,828,951)     (1,647,531)
 Accumulated deficit                               (30,884,728)    (34,800,150)
                                                  ------------   -------------
      Total Stockholders' Equity/(Deficit)             852,526      (3,647,534)

      TOTAL LIABILITIES AND STOCKHOLDERS'
                EQUITY/(DEFICIT)                  $  7,025,560   $    1,192,280
                                                  ============   ==============


















   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
         Statements of Operations and Other Comprehensive Income (Loss)
                                   (unaudited)

                               For the Three Months Ended For the Nine Months Ended
                                      September 30,           September 30,
                               -------------------------  -------------------------
                                   2008         2007          2008          2007
                               ------------ ------------  ------------ ------------
REVENUES
 Subscription revenue          $   757,287  $   773,818   $ 2,317,050  $ 2,298,473
 Advertising revenue               861,203      817,523     5,909,699    1,675,992
 Other revenue                      49,409       19,037       144,553       53,725
                               -----------  -----------   -----------  -----------
   Total Revenues                1,667,899    1,610,378     8,371,302    4,028,190
                               -----------  -----------   -----------  -----------
COST OF SALES
 Financial content                 490,615      364,973     1,431,112    1,262,087
 Other cost of sales                   396        1,082         2,538        3,875
                               -----------  -----------   -----------  -----------
   Total Cost of Sales             491,011      366,055     1,433,650    1,265,962
                               -----------  -----------   -----------  -----------
GROSS PROFIT                     1,176,888    1,244,323     6,937,652    2,762,228
                               -----------  -----------
OPERATING EXPENSES
 Management expense                120,000            -       360,000      240,000
 Professional fees                 216,500       49,609       884,488    1,111,773
 Research and development          123,841      139,971       395,544      327,840
 Marketing expense                 146,899    1,819,988       639,822    3,276,579
 General and administrative        275,401      268,242       629,826      638,067
                               -----------  -----------   -----------  -----------
   Total Operating Expenses        882,641    2,277,810     2,909,680    5,594,259
                               -----------  -----------   -----------  -----------
INCOME (LOSS) FROM OPERATIONS      294,247   (1,033,487)    4,027,972   (2,832,031)
                               -----------  -----------   -----------  -----------
OTHER INCOME (EXPENSE)
 Gain (Loss) on sale of assets     (47,215)    (114,771)     (145,147)     (48,350)
 Gain on settlement of debt              -            -       307,974            -
 Interest expense                  (95,206)           -      (275,377)           -
                               -----------  -----------   -----------  -----------
   Total Other Income (Expense)   (142,421)    (114,771)     (112,550)     (48,350)
                               -----------  -----------   -----------  -----------
NET LOSS BEFORE INCOME TAXES       151,826   (1,148,258)    3,915,422   (2,880,381)

INCOME TAX EXPENSE                       -            -             -            -
                               -----------  -----------   -----------  -----------









   The accompanying notes are a integral part of these financials statements.

                                 ALPHATRADE.COM
         Statements of Operations and Other Comprehensive Income (Loss)
                                   (unaudited)
                                   (continued)

                               For the Three Months Ended For the Nine Months Ended
                                      September 30,           September 30,
                               -------------------------  -------------------------
                                   2008         2007          2008          2007
                               ------------ ------------  ------------ ------------
NET LOSS                       $   151,826  $(1,148,258)  $ 3,915,422  $(2,880,381)
                               ===========  ===========   ===========  ===========
OTHER COMPREHENSIVE INCOME
    (LOSS)                     $  (527,751) $         -   $  (181,420) $  (342,452)
                               -----------  -----------   -----------  -----------
TOTAL COMPREHENSIVE INCOME
    (LOSS)                     $  (375,925) $(1,148,258)  $ 3,734,002  $(3,222,833)
                               ===========  ===========   ===========  ===========
BASIC EARNINGS (LOSS)PER SHARE $      0.00  $     (0.03)  $      0.08  $     (0.07)
                               ===========  ===========   ===========  ===========
COMPREHENSIVE BASIC
    EARNINGS (LOSS) PER SHARE  $     (0.01) $     (0.03)  $      0.07  $     (0.07)
                               ===========  ===========   ===========  ===========
FULLY DILUTED INCOME
    (LOSS) PER SHARE           $      0.00  $     (0.03)  $      0.03  $     (0.07)
                               ===========  ===========   ===========  ===========
COMPREHENSIVE FULLY DILUTED
    INCOME (LOSS) PER SHARE    $     (0.00) $     (0.03)  $      0.03  $     (0.07)
                               ===========  ===========   ===========  ===========
BASIC WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING         51,708,336   44,613,473    50,616,857   43,029,594
                               ===========  ===========   ===========  ===========
FULLY DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING   118,685,186   44,613,472   117,593,707   43,029,594
                               ===========  ===========   ===========  ===========




















   The accompanying notes are a integral part of these financials statements.

                                 ALPHATRADE.COM
                  Statements of Stockholders' Equity/(Deficit)

              Preferred Stock    Common Stock    Additional   Stock         Other                     Total
             ---------------- ------------------  Paid-In  Subscription Comprehensive  Accumulated  Stockholders'
               Shares  Amount   Shares    Amount  Capital     Payable       Income       Deficit       Equity
             --------- ------ ---------- ------- ----------- ---------  ------------- ------------- -------------
Balance,
December
31, 2006     4,000,000 $4,000 40,425,027 $40,425 $30,853,661 $(30,000)  $   (717,860) $(31,111,747) $   (961,521)

Common
stock
issued
for cash
at $0.18
per share            -      -  2,287,500   2,288     454,212   28,500              -             -       485,000

Common stock
issued for
services at
$0.20 per
share                -      -  5,877,246   5,877   1,052,066        -              -             -     1,057,943

Value of stock
purchase warrants
granted              -      -          -       -     207,728        -              -             -       207,728

Value of stock
options issued
under the 2007
stock option plan    -      -          -       -     131,540        -              -             -       131,540

Contributed capital  -      -          -       -      19,850        -              -             -        19,850

Amortization of
prepaid expense      -      -          -       -           -   30,000              -             -        30,000
Net income for
the year ended
December
31, 2007             -      -          -       -           -        -       (929,671)   (3,688,403)   (4,618,074)
             --------- ------ ---------- ------- ----------- --------   ------------  ------------  ------------
Balance,
December
31, 2007     4,000,000  4,000 48,589,773  48,590  32,719,057   28,500     (1,647,531)  (34,800,150)   (3,647,534)

Common stock
issued for
cash at
$0.20 per
share                -      -  1,075,000   1,075     196,425   16,580              -             -       214,080
















   The accompanying notes are a integral part of these financials statements.

                                 ALPHATRADE.COM
                  Statements of Stockholders' Equity/(Deficit)

              Preferred Stock    Common Stock    Additional   Stock         Other                     Total
             ---------------- ------------------  Paid-In  Subscription Comprehensive  Accumulated  Stockholders'
               Shares  Amount   Shares    Amount  Capital     Payable       Income       Deficit       Equity
             --------- ------ ---------- ------- ----------- ---------  ------------- ------------- -------------

Common stock
issued for
services at
$0.17 per share      -      -  2,391,250   2,391     392,210        -              -             -       394,601

Value of stock
purchase
 warrants
granted              -      -          -       -      14,233        -              -             -        14,233
Value of stock
options issued
under stock
option plans         -      -          -       -     143,144        -              -             -       143,144

Net income for
the nine months
ended September
30, 2008             -      -          -       -           -        -       (181,420)    3,915,422     3,734,002
             ---------
Balance,
September
30, 2008
(unaudited)  4,000,000 $4,000 52,056,023 $52,056 $33,465,069 $ 45,080   $ (1,828,951) $(30,884,728) $    852,526
             ========= ====== ========== ======= =========== ========   ============  ============  ============





























   The accompanying notes are a integral part of these financials statements.

                                 ALPHATRADE.COM
                            Statements of Cash Flows
                                  (unaudited)
                                                      For the Nine Months Ended
                                                            September 30,
                                                      -------------------------
                                                          2008         2007
                                                      ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                    $ 3,915,422  $(2,880,381)
 Adjustments to reconcile net income (loss) to
  net cash used by operating activities:
   Depreciation expense                                    13,745       10,010
   Value of stock options and warrants granted            157,377      103,478
   Loss on sale of assets                                 145,147       48,350
   Gain on settlement of debt                            (307,972)           -
   Amortization of services prepaid by common stock             -       30,000
   Investments received as payment for
         accounts receivable                           (2,135,263)    (862,139)
   Common stock issued for services                       394,601      693,240
 Changes in operating assets and liabilities:
   Proceeds from bank overdraft                            16,038            -
   Changes in accounts receivable                      (4,265,220)      63,483
   Changes in prepaid expenses                             (8,150)       4,148
   Changes in deferred revenues                         1,194,416        7,050
   Changes in related party payables                      436,159    1,239,072
   Changes in accounts payable and accrued expenses        (5,421)   1,239,143
                                                      -----------  -----------
     Net Cash Provided by Operating Activities           (449,121)    (304,546)
                                                      -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Sale of securities                                       100,215       57,899
 Purchase of fixed assets                                 (18,579)     (23,396)

     Net Cash Used by Investing Activities                 81,636       34,503

CASH FLOWS FROM FINANCING ACTIVITIES
 Stock subscriptions payable                               16,580            -
 Common stock issued for cash                             197,500      191,000
 Contributed capital                                            -       19,850

     Net Cash Provided by Financing Activities            214,080      210,850

   NET DECREASE IN CASH                                  (153,405)     (59,193)
   CASH AT BEGINNING OF PERIOD                            153,760      147,323

   CASH AT END OF PERIOD                              $       355  $    88,130
                                                      ===========  ===========
SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 CASH PAID FOR:
   Interest                                           $    64,513  $         -
   Income Taxes                                       $         -  $         -
 NON CASH FINANCING ACTIVITIES:
   Common stock issued for services and contributions $   394,601  $   693,240
   Value of stock options and warrants granted        $   157,377  $   103,478

   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                        Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements. The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 - OUTSTANDING COMMON STOCK OPTIONS AND STOCK PURCHASE WARRANTS

       The Company uses the instruments identified as stock options and common stock warrants somewhat interchangeably. Both forms of equity instruments have been granted as compensation to the Company's officers and directors.

       Under FASB Statement 123R, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. The following weighted average assumptions used for grants in the periods ended December 31, 2007 and September 30, 2008: dividend yield of zero percent for all years; expected volatility of 74.36% and 62.01%; risk-free interest rates of 5.03% and 3.35% and expected lives of 1.0 and 3.0, respectively.

       The general terms of awards such as vesting requirements(usually 1 to 2 years), term of options granted (usually 10 years), and number of shares authorized for grants of options or other equity instruments are determined by the Board of Directors. A summary of the status of the Company's stock options and warrants as of December 31, 2007 and changes during the periods ended December 31, 2007and September 30, 2008 is presented below:

                                 ALPHATRADE.COM
                        Notes to the Financial Statements

NOTE 2 - OUTSTANDING COMMON STOCK OPTIONS AND STOCK PURCHASE WARRANTS
        (Continued)

                                           Weighted     Weighted
                                           Options      Average    Average
                                           and          Exercise   Grant Date
                                           Warrants     Price      Fair Value
                                           ----------------------------------

       Outstanding, December 31, 2006      39,822,997   $   0.38   $    0.38
         Granted                           13,618,000       0.25        0.25
         Expired                           (1,130,000)      0.72        0.72
         Exercised                           (740,650)      0.76        0.76
                                           ----------   --------   ---------
       Outstanding, December 31, 2007      51,570,347   $   0.36   $    0.36
                                           ----------   --------   ---------
       Exercisable, December 31, 2007      35,925,350   $   0.40   $    0.40
                                           ----------   --------   ---------

                                           Weighted     Weighted
                                           Options      Average    Average
                                           and          Exercise   Grant Date
                                           Warrants     Price      Fair Value
                                           ----------------------------------
       Outstanding, December 31, 2007      51,570,347   $   0.36   $    0.36
         Granted                            9,245,000       0.21        0.21
         Expired                           (2,043,497)      0.73        0.73
         Exercised                           (448,650)      0.25        0.25
                                           ----------   --------   ---------
       Outstanding, September 30, 2008     58,323,200   $   0.32   $    0.32
                                           ----------   --------   ---------
       Exercisable, September 30, 2008     36,976,850   $   0.37   $    0.37
                                           ----------   --------   ---------

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

Results of Operations.


THREE MONTHS ENDED SEPTEMBER 30, 2008 and 2007

-----------------------------------------

During the three months ended September 30, 2008, revenue growth slowed due to the unparalleled turbulence and overall decline in all of the financial markets. Our advertising business grew minimally as many clients put their marketing and advertising budgets on hold until the fourth quarter. Revenue for 2008's third quarter was $1,667,899, which is a 3% increase over 2007's third quarter revenue of $1,610,378. Advertising revenues in the third quarter were $861,203 in 2008 and $817,523 in 2007. In addition, we had $1,438,994 in deferred revenue to be realized in subsequent quarters. This deferred revenue is derived from our long term advertising and marketing which was not realized in this quarter for the same reasons of market uncertainty. We revised our advertising model from a price point to accommodate new client interest and to make it easier for clients to make a marketing buying decision.

We continue to focus on increasing the traffic to our stable of websites to ensure our advertising clients have a highly desireable demographic target audience. We are experiencing success with building new subscribers to our business networking site, www.zenobank.com, which was launched last quarter. The site provides a comprehensive forum for companies, businesses associated with the financial markets and investors to network using all of the modern, web-based tools available such as blogs, forums, and chat rooms. Every public company, once they sign up, will have complete and accurate financial data on their profile pages on ZenoBank - this will ensure they are compliant with all regulatory policies with respect to investor relations.

Our cost of sales for our financial products is directly related to the price of our financial feeds and content. Some of these costs are fixed monthly fees and others are based on the number of users or subscribers. We believe the market conditions at present will encourage people to save money in every way possible and with the cost effective products AlphaTrade has in both the E-Gate and advertising programs, we believe this could be beneficial for us in increasing our client base for all of our products. For the third quarter of 2008 our cost of sales was 29% of revenues compared to 23% of revenues in 2007. As our revenues increase, this percentage may become more favorable in terms of profitable operations.

We realized a net income of $151,826 for the three months ended September 30, 2008 compared to a loss of $1,148,258 for the three months ended September 30, 2007. This is an increase of $1,300,084 and directly related to the advertising business we are generating from referrals and long term, established relationships with marketing and public relations firms.

Included in professional fees for 2008 are shares of common stock to investor relations consultants valued at $73,033 compared to $384,676 in 2007 and stock options to our employees valued at $143,144 compared to $103,864 in 2007. For the most part, the investor relations consultants are hired to bring new advertising clients to the company. We realized related party compensation expense of $120,000 for both 2008 and 2007.

Our operating expenses decreased to $882,641 in 2008 from $2,277,810 in 2007 mainly due to the fact that we did not renew or we terminated our sports sponsorships.

Historically, many of our expenses are paid in shares of our common stock. The expenses are recorded at the fair value of the shares issued. Excluding these non cash expenses the income (loss) for the three months ended September 30, 2008 and 2007 would have been $224,859 and ($763,582), respectively. The loss in 2007 is almost entirely due to the payments made on behalf of our sports sponsorships.


NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
---------------------------------------
During the nine months ended September 30, 2008, revenue growth was driven by our increased advertising business. Revenue for the first three quarters of 2008 was $8,371,302, which is a 107% increase over the revenue for 2007's first three quarters of $4,028,190. The most substantial growth was advertising and within that category the largest increase was from referral and repeat business. Advertising revenue in 2008's first three quarters was $5,909,699 compared to $1,675,992 in 2007's first three quarters. Our advertising model is unique in the industry and we are building relationships with investor and public relations firms that refer us long term clients.

We continue to focus on increasing the traffic to our stable of websites to ensure our advertising clients have a highly desireable demographic target audience. We are experiencing success with building new subscribers to our business networking site, www.zenobank.com, which was launched last quarter. The site provides a comprehensive forum for companies, business associated with the financial markets and investors to network using all of the modern, web-based tools available such as blogs, forums, and chat rooms. Every public company, once they sign up, will have complete and accurate financial data on their profile pages on ZenoBank - this will ensure they are compliant with all regulatory policies with respect to investor relations.

Our cost of sales for our financial products is directly related to the price of our financial feeds and content. Some of these costs are fixed monthly fees and others are based on the number of users or subscribers. We believe the market conditions at present will encourage people to save money in every way possible and with the cost effective products AlphaTrade has in both the E-Gate and advertising programs, we believe this could be beneficial for us in increasing our client base for all of our products. For the first three quarters of 2008 our cost of sales was 17% of revenues compared to 31% in 2007. As our advertising revenues increase, this percentage may become more and more favorable in terms of profitable operations.

We realized a net income of $3,915,422 for the first three quarters ended September 30, 2008 compared to a loss of $2,880,381 for the first three quarters ended September 30, 2007. This is an increase of $6,795,803 and directly related to the advertising business we are generating from referrals and long term, established relationships with marketing and public relations firms. During the first nine months of 2008, none of our sports partnerships were active. In some cases, we terminated the sports sponsorship program for lack of tangible results and in some cases, we terminated due to breaches. To date in 2008 we paid a total of $158,445 to a number of our sports sponsorship programs. During 2008 we paid $481,377 to consultants for marketing fees.

Included in professional fees for 2008 are shares of common stock to investor relations consultants valued at $394,601 compared to $693,240 in 2007 and stock options to our employees valued at $157,377 compared to $103,478 in 2007. For the most part, the investor relations consultants are hired to bring new advertising clients to the company. We realized related party compensation expense of $360,000 for both 2008 and 2007. Our operating expenses decreased to $2,909,680 in 2008 from $5,594,259 in 2007 mainly due to the fact that we did not renew or we terminated our sports sponsorships.

Historically, many of our expenses are paid in shares of our common stock. The expenses are recorded at the fair value of the shares issued. Excluding these non cash expenses the income (loss) for the first half of 2008 and 2007 would have been $4,310,023 and ($2,187,141), respectively. The loss in 2007 is almost entirely due to the payments made on behalf of our sports sponsorships.

Liquidity and Capital Resources.

We have consistently been financed through loans from related parties and from raising capital through private equity offerings. We used $449,121 and $304,546 of cash in our operating activities in the first nine months of 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007 we received cash totaling $214,080 and $210,850 from the issuance of our common stock and contributed capital. We expect that in the next twelve months the cash generated by our operations will be adequate to cover our operating expenses.

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

Center Operating Company v. AlphaTrade.com,
68th Judicial District Court, Dallas County, Texas, Case No. 2009-156001-1

Plaintiff Center Operating Company ("COC") commenced this action against the Company on or about September 3, 2008 in the District Court of Dallas County, Texas, Case No. 2009-156001-1. In its Complaint, COC alleges a cause of action arising from the alleged breach of a Sponsorship Agreement, and seeks damages of $185,621.

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

Item 2. Changes in Securities.

The following unregistered securities have been issued since January 1st, 2008:
                                            Valued
Date          No. of Shares      Title      At          Reason
Jan./2008       400,000         Common      $0.20       For cash
Jan./2008       440,750         Common      $0.20       For services
Feb./2008       300,000         Common      $0.20       For cash
Feb./2008       480,000         Common      $0.20       For services
March/2008       45,000         Common      $0.20       For services
March/2008       25,000         Common      $0.20       For cash
April/2008       10,000         Common      $0.17       For services

May/2008        520,000         Common      $0.17       For services
June/2008       415,000         Common      $0.17       For services
June/2008       300,000         Common      $0.20       For cash
July/2008       130,500         Common      $0.165      For services
Aug./2008       150,000         Common      $0.13       For services
Aug./2008       200,000         Common      $0.16       For services
Sept./2008       50,000         Common      $0.15       For cash

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



                                                   ALPHATRADE.COM


Date:    13/11/2008                                / s / Penny Perfect
                                                   ----------------------------
                                                   President / Director



Date:    13/11/2008                                / s / Katharine Johnston
                                                   ----------------------------
                                                   Principal Accounting Officer