Form 10-K/A
period 2007-12-31
ALPHATRADE COM
filed 2009-03-23
CIK 1076462

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                (Amendment No. 1)

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

Indicate by check mark is the issuer is a well-known seasoned issuer, as defined
in Rule 405 of the Securities Act Yes | |   No |X|

Indicate by check if the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act.
Yes | |   No |X|

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|    No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

         Large accelerated filer               Accelerated filer
         Non-accelerated filer                 Smaller reporting company  |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The Issuer's revenue for its fiscal year ended December 31, 2007 is $5,093,255.

As of March 18, 2008, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $4,939,775 based on approximately 32,931,833 shares held by non affiliates at a price of $0.15.

As of December 31, 2007, there were outstanding 48,589,773 shares of Common
Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTE:

         This Amendment No. 1 on Form 10-K/A hereby amends the registrant's annual report on Form 10-KSB, which the registrant filed with the Securities and Exchange Commission on April 2, 2008. This amendment is being filed in order to restate the registrant's financial statements in order to correct certain errors in its revenue recognition in relation to certain advertising contracts.

                                TABLE OF CONTENTS

                                                                            PAGE
                                     PART I

ITEM 1.    Description of Business.                                           4
ITEM 1A.   Risk Factors                                                       9
ITEM 1B.   Unresolved Staff Comments                                         18
ITEM 2.    Properties.                                                       18
ITEM 3.    Legal Proceedings.                                                18
ITEM 4.    Submission of Matters to a Vote of Security Holders.              19

                                     PART II

ITEM 5.    Market for Common Equity Related Stockholder Matters And Issuer
           Purchases of Equity Securities.                                   19
ITEM6.     Selected Financial Data                                           22
ITEM 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.                                            22
ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk.       26
ITEM 8.    Financials Statements And Supplementary Data.                     26
ITEM 9.    Changes In and Disagreements with Accountants on Accounting
           and Financial Disclosure.                                         26
ITEM 9A.   Controls and Procedures.                                          27
ITEM 9B.   Other Information.                                                27

                                    PART III

ITEM 10.   Directors, Executive Officers and Corporate Governance.           28
ITEM 11.   Executive Compensation.                                           30
ITEM 12.   Security Ownership of Certain Beneficial Owners and               33
           Management Related Stockholder Matters.
ITEM 13.   Certain Relationships and Related Transactions,
           and Director Independence.                                        34
ITEM 14.   Principal Accountant Fees and Services                            36
ITEM 15.   Exhibits.                                                         38

Signatures                                                                   40

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


Text Events and Promotions.
--------------------------
Text messaging appears to be the perfect venue to engage fans and sports enthusiasts. Our sports partnerships provide what we believe to be a superb venue to derive additional revenue streams via text promotions both in stadium and via web promotions. With the growing base of sports partnerships and greater recognition of our corporate brand, our text programs are rapidly expanding into one of our fastest growing revenue opportunities.

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


ITEM 1A.   RISK FACTORS.

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

We are authorized to issue 100,000,000 shares of our common stock and 10,000,000 shares of preferred stock, of which as of December 31, 2007, 48,589,773 shares of common stock and 4,000,000 shares of preferred stock were issued and outstanding. In addition, we also have also issued warrants and stock options of which 51,720,347 are outstanding as of December 31, 2007, and 36,075,350 are exercisable at a weighted average exercise price of $0.40 to purchase an equivalent amount of shares of common stock. Assuming exercise of these warrants and stock options, we will be left with more than 15,000,000 authorized shares that remain unissued. These shares may be issued by our Board of Directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the market price of our common stock.

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

The exercise of our outstanding warrants and options may depress our stock price

We currently have 51,720,347 warrants and options to purchase shares of our common stock outstanding as of December 31, 2007, of which 36,075,350 are exercisable at a weighted average exercise price of $0.40 as of equal date. The exercise of warrants and/or options by a substantial number of holders within a relatively short period of time could have the effect of depressing the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

ITEM 2.  PROPERTIES

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




                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

ITEM 6.  SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Result of Operations for the twelve months ended December 31, 2007 and 2006

During the fiscal year ended December 31, 2007, we saw revenue increase every quarter. Total revenues for fiscal 2007 were $5,093,225 which is a 16% increase over fiscal 2006 sales of $4,395,996. The increase in revenue is directly attributable to the increase in our advertising revenue. We focused on building our advertising business to provide a more diversified revenue model for our future growth. Subscription revenues increased to $3,064,459 from $2,817,955 in 2006. That is only a 9% increase due in part because we focused our marketing efforts on building our advertising business. We contracted with our sports properties because their demographics are ideal for our subscription products and for our advertising. We felt this association would be a catalyst for potential growth in both revenue categories as well as introduce revenue from text message promotions. Our advertising revenue grew at a fast pace in 2007. Advertising revenues increased from $1,500,556 in 2006 to $1,926,276 in 2007, an increase of 28%. Due to the success of our advertising campaigns and the increased visibility that our website is getting, our advertising programs are becoming more marketable to the mid-size and larger companies with expanded marketing budgets. Our advertising clients come from our direct marketing efforts. We recognized $88,846 in E-Trax revenue compared to $76,491 in the prior year

Our cost of sales is primarily the cost to purchase and disseminate the financial content we provide our customers. For the calendar year ended December 31, 2007 the cost was $1,727,258 compared to $1,750,533 in 2006. The percentage of cost of sales to subscription revenues was 56% in 2007 compared to 62% in 2006 due mainly to price increases from the major financial content providers. Most of our financial content costs are fixed, meaning that the data and exchange providers charge a flat monthly fee. As our subscription volume goes up our cost of sales does not go up proportionately. Accordingly, as revenues increase in 2008 we expect the cost of sales percentage to decline. We also had $5,377 in other cost of sales in 2007 compared to $5,486 in 2006.

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

We incurred $1,956,125 in professional fees in 2006 compared to $1,668,878 in 2007. $1,087,943 of this expense was paid in shares of our common stock. Professional fees include fees paid to accountants, attorneys and investor relation firms. We had limited cash available to pay our professional consultants in 2007, so we paid many of them with shares of common stock. The shares were valued at market value for accounting purposes but discounted by the consultants for their services. We hope to be able pay for more services with cash in 2008 so that we can reduce the expense effect of this discounting.

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

We incurred a net loss of $4,736,540 for the year ended December 31, 2006 compared to $4,574,003 for the year ended December 31, 2007. Included in the loss for 2006 and 2007 was $4,603,954 and $1,447,061, respectively as the value of options and shares issued for services. Excluding these non-cash expenses, the losses for 2006 and 2007 would have been $132,586 and $3,126,942, respectively. Due to our improved cash position we hope to minimize the practice of issuing shares of stock for services which will serve to also decrease our related party expense.

Liquidity and Capital Resources.

AlphaTrade has consistently been financed from raising capital through private equity offerings. We were provided $485,000 of cash in 2007 compared to $338,250 of cash in financing activities in 2007. For the twelve months ended December 31, 2007 we used net cash of $525,660 compared to $383,731 for the same period of 2006 in our operating activities. We invested $23,697 and $3,935 in asset purchases in 2007 and 2006, respectively.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 8.   FINANCIAL STATEMENTS

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework Based on our assessment we believe that, as of December 31, 2007, our internal control over financial reporting were not effective based on those criteria. Management determined that at December 31, 2007, the Company had a material weakness in its internal control over financial reporting because it did not have sufficient personnel with adequate knowledge, experience and training of United States Generally Accepted Accounting Principles commensurate with the Company's reporting requirements. This annual report does not include an attestation report of the Company's registered accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and a person who performs the functions of the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Management determined that due to the lack of personnel with adequate knowledge, experience and training of United States Generally Accepted Accounting Principles, the Company's disclosure controls and procedures were not effective as of December 31, 2007.

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.


ITEM 9B.  OTHER INFORMATION.

None

                                    PART III

ITEM 10. DIRECTORS,  EXECUTIVE OFFICERS, AND CORPORATE

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

ITEM 11.  EXECUTIVE COMPENSATION

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

                               Option Awards                                                           Stock Awards
------------------------------------------------------------------------------------------------------------------------------

                                                                                                   Equity        Equity
                                                                                                 Incentive     Incentive
                                                                                                    Plan      Plan Awards:
                                                                                        Market     Awards:      Market or
                                            Equity                                       Value    Number        Payout
                                          Incentive                                        of       of          Value
                                             Plan                                        Shares  Unearned         of
                                           Awards:                           Number        or     Shares,       Unearned
                                            Number                          of Shares    Units    Units or      Shares,
             Number of     Number of          of                             or Units       of    Other        Units or
             Securities    Securities     Securities                         of Stock     Stock   Rights        Other
             Underlying    Underlying     Underlying                           That        That    That         Rights
            Unexercised   Unexercised    Unexercised    Option                 Have        Have    Have       That Have
              Options       Options        Unearned    Exercise   Option       Not         Not     Not           Not
                ($)           ($)          Options       Price   Expiration    Vested     Vested  Vested        Vested
Name        Exercisable  Unexercisable       (#)          ($)       Date        ($)        ($)     (#)           ($)
---------------------------------------------------------------------------- ----------  ------- ----------  -----------
Penny         14,500,000   750,000        --            $0.42      --        --          --      --            --
   Perfect
Gordon
   Muir       14,500,000   750,000        --            $0.42      --        --          --      --            --

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Chisholm, Bierwolf & Nilson, LLC for professional services rendered for the fiscal years ended December 31, 2007 and December 31, 2006:

             Fee Category          Fiscal 2007 Fees   Fiscal 2006 Fees
      -------------------------    ----------------   ----------------
      Audit Fees                   $28,376.00          $25,229.78
      Audit-Related Fees                --                 --
      Tax Fees                          --
      All Other Fees                    --                 --
                                   ----------          ----------
      Total Fees                   $28,376.00          $25,229.78

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

                                 ALPHATRADE.COM

                              FINANCIAL STATEMENTS

                       December 31, 2007 and 2006 Restated










































                                    Page F-1

                                 C O N T E N T S



Report of Independent Registered Public Accounting Firms............. F-3

Balance Sheets....................................................... F-4

Statements of Operations............................................. F-6

Statements of Stockholders' Equity (Deficit)......................... F-7

Statements of Cash Flows.......................................... F-9 - F10

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

As discussed in Note 11 to the financial statements, management has discovered an error in recording revenue from several advertising agreements that provided services into 2008, resulting in deferred revenue at December 31, 2007 of $885,600. The effects to the financial statements are described in Note 11. Accordingly, the financial statements have been restated to correct this error.


Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
January 18, 2008 except for Notes 8, 9 & 11 dated March 17, 2009

                                 ALPHATRADE.COM
                                 Balance Sheets

                                     ASSETS
                                     ------

                                                            December 31,
                                                          2007         2006
                                                       (restated)
                                                      ------------ ------------
CURRENT ASSETS

 Cash                                                 $   153,760  $   147,323
 Accounts receivable - trade, net                          28,047       64,766
 Prepaid expenses                                             750        7,148
 Marketable securities-available for sale                   5,232       68,467
 Marketable securities-available for
       sale-related party                                 658,858      215,991
                                                      -----------  -----------
   Total Current Assets                                   846,647      503,695
                                                      -----------  -----------

PROPERTY AND EQUIPMENT, NET                                45,633       37,550
                                                      -----------  -----------

OTHER ASSETS

 Investments, at cost                                     300,000            -
                                                      -----------  -----------
   Total Other Assets                                     300,000            -
                                                      -----------  -----------

  TOTAL ASSETS                                        $ 1,192,280  $   541,245
                                                      ===========  ===========






















   The accompanying notes are an integral part of these financial statements.
                                    Page F-4

                                 ALPHATRADE.COM
                           Balance Sheets (Continued)

                      LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                      --------------------------------------

                                                            December 31,
                                                          2007         2006
                                                      ------------ ------------
CURRENT LIABILITIES                                    (restated)

 Accounts payable and accrued expenses                $ 2,404,822  $    547,139
 Related party payables                                 2,190,414       714,295
 Deferred revenue                                       1,130,178       241,332
                                                      -----------  ------------

   Total Current Liabilities                            5,725,414     1,502,766
                                                      -----------  ------------

   Total Liabilities                                    5,725,414     1,502,766
                                                      -----------  ------------
COMMITMENTS

STOCKHOLDERS' (DEFICIT)

 Convertible preferred stock: $0.001 par value;
  10,000,000 shares authorized, 2,000,000 Class A
  and 2,000,000 Class B shares issued and outstanding       4,000         4,000
 Common stock: $0.001 par value 100,000,000 shares
  authorized; 48,589,773 and 40,425,027 shares
  issued and outstanding, respectively                     48,590        40,425
 Additional paid-in capital                            32,719,057    30,853,661
 Prepaid expenses-related parties                               -       (30,000)
 Stock subscription payable                                28,500             -
 Accumulated other comprehensive income                (1,647,531)     (717,860)
 Accumulated deficit                                  (35,685,750)  (31,111,747)
                                                      -----------   -----------

   Total Stockholders' (Deficit)                       (4,533,134)     (961,521)
                                                      -----------   -----------

   TOTAL LIABILITIES AND STOCKHOLDERS'(DEFICIT)       $ 1,192,280   $   541,245
                                                      ===========   ===========












   The accompanying notes are an integral part of these financial statements.
                                    Page F-5

                                 ALPHATRADE.COM
                            Statements of Operations
                                                          Years Ended
                                                          December 31,
                                               ------------------------------
                                                    2007            2006
                                               --------------  --------------
REVENUE                                          (restated)
   Subscription revenue                        $   3,064,459   $   2,817,955
   E-Trax revenue                                     88,846          76,491
   Advertising revenue                             1,926,276       1,256,656
   Advertising revenue-related party                       -         243,900
   Other revenue                                      13,644             994
                                               -------------   -------------
     Total Revenue                                 5,093,225       4,395,996

COST OF SALES
   Financial content                               1,727,258       1,750,533
   Other cost of sales                                 5,377           5,486
                                               -------------   -------------
     Total Cost of Sales                           1,732,635       1,756,019
                                               -------------   -------------
   Gross profit                                    3,360,590       2,639,977
                                               -------------   -------------
EXPENSES
   Related party compensation                        240,000       3,560,011
   Professional fees                               1,668,878       1,956,125
   Research and development                          439,456         411,595
   Marketing expense                               4,511,673         902,167
   General and administrative expenses               818,362         503,409
                                               -------------   -------------
     Total Expenses                                7,678,369       7,333,307
                                               -------------   -------------
LOSS FROM OPERATIONS                              (4,317,779)     (4,693,330)

OTHER INCOME (EXPENSE)
   Interest expense                                 (212,001)               -
   Gain (loss) on marketable securities              (44,223)        (43,209)
                                               -------------   -------------
      Total Other Income (Expense)                  (256,224)        (43,209)
                                               -------------   -------------

NET LOSS                                          (4,574,003)     (4,736,539)
                                               -------------   -------------
UNREALIZED LOSS ON AVAILABLE FOR SALE SECURITIES    (929,671)       (903,660)
                                               -------------   -------------
TOTAL COMPREHENSIVE LOSS                       $  (5,503,674)  $  (5,640,199)
                                               =============   =============
BASIC AND DILUTED NET LOSS PER SHARE
   Net loss per share                          $       (0.09)  $       (0.13)
                                               =============   =============
   Comprehensive loss per share                $       (0.11)  $       (0.16)
                                               =============   =============
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                      48,589,773      35,408,202
                                               =============   =============
   The accompanying notes are an integral part of these financial statements.
                                    Page F-6

                                 ALPHATRADE.COM
                   Statements of Stockholders' (Deficit)(restated)

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
                     ========= ====== ========== ======= =========== =========    ============  =============






























 The accompanying notes are an integral part of these financial statements.
                                    Page F-7

                                 ALPHATRADE.COM
                Statements of Stockholders' (Deficit)(Continued)
                                   (restated)

                     Preferred Stock     Common Stock    Additional   Stock       Other
                     ---------------- ------------------ Paid-In     Subscription Comprehensive Accumulated
                      Shares   Amount   Shares   Amount   Capital     Payable      Income          Deficit
                     --------- ------ ---------- ------- ----------- ----------   ------------- -------------
Balance,
 December 31, 2006   4,000,000 $4,000 40,425,027 $40,425 $30,853,661 $      -     $   (717,860) $(31,111,747)

Common stock issued
for services at an
average price of
$0.20 per share              -      -  5,877,246   5,877   1,052,066        -                -             -

Value of common stock
options issued under
the 2007 stock
option plan                  -      -          -       -     131,540        -                -             -

Value of stock purchase
warrants granted             -      -          -       -     207,728        -                -             -

Contributed capital          -      -          -       -      19,850        -                -             -

Common stock issued
for cash at $0.20
per share                    -      -  2,287,500   2,288     454,212   28,500                -             -

Net loss for year ended
 December 31, 2007           -      -          -       -           -        -         (929,671)    (4,574,003)
                     ---------- ------ ---------- ------- ----------- --------     -----------  -------------
Balance,
 December 31, 2007   4,000,000 $4,000 48,589,773 $48,590 $32,719,057 $  28,500    $ (1,647,531) $ (35,685,750)
                     ========= ====== ========== ======= =========== =========    ============  =============



























   The accompanying notes are an integral part of these financial statements.
                                    Page F-8

                                 ALPHATRADE.COM
                            Statements of Cash Flows
                                                              Years Ended
                                                              December 31,
                                                     -------------------------
                                                           2007        2006
                                                        (restated)
                                                     ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                            $(4,574,003) $(4,736,539)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
    Common and preferred stock issued for
      services                                         1,087,943    4,220,853
    Common stock options and warrants issued
      for services                                       359,118      383,101
    Depreciation expense                                  15,614       12,916
    Investments received as payment for
      accounts receivable                             (1,724,320)    (958,339)
    Loss on sale of investments                           44,223       43,209
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable            36,719      (58,936)
    (Increase) decrease in prepaid expenses                6,398      192,312
    Increase (decrease) in accounts payable
      and accrued expenses                             1,857,683      198,264
    Increase (decrease) in deferred revenue              888,846       35,060
    Increase is related party payable                  1,476,119      284,368
                                                     -----------  -----------
     Net Cash (Used) by Operating Activities            (525,660)    (383,731)
                                                     -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES

  Sale of investments                                     70,794       49,331
  Purchase of fixed assets                               (23,697)      (3,935)
                                                     -----------  -----------
     Net Cash Provided by Investing Activities            47,097       45,396
                                                     -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES

   Common stock issued for cash                          456,500      338,250
   Stock subscriptions payable                            28,500            -
                                                     -----------  -----------
     Net Cash Provided by Financing Activities           485,000      338,250
                                                     -----------  -----------











The accompanying notes are an integral part of these financial statements.
                                    Page F-9

                                 ALPHATRADE.COM
                            Statements of Cash Flows
                                                              Years Ended
                                                              December 31,
                                                     -------------------------
                                                           2007        2006
                                                       (restated)
                                                     ------------ ------------
NET CHANGE IN CASH                                         6,437          (85)
CASH AT BEGINNING OF YEAR                                147,323      147,408
                                                     -----------  -----------
CASH AT END OF YEAR                                  $   153,760  $   147,323
                                                     ===========  ===========
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
   Interest paid                                     $   212,001  $         -
   Income taxes paid                                 $         -  $         -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
   Common and preferred stock issued
     for services                                    $ 1,087,943  $ 4,220,853
   Investments received as payment for
     accounts receivable                             $ 1,724,320  $   958,339

































   The accompanying notes are an integral part of these financial statements.
                                    Page F-10

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

NOTE 2 -  PROPERTY AND EQUIPMENT (Continued)


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

NOTE 4 -  OUTSTANDING COMMON STOCK OPTIONS AND STOCK PURCHASE WARRANTS
          (Continued)

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
                                             =============  ========  =========













                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2007 and 2006

NOTE 4 -  OUTSTANDING COMMON STOCK OPTIONS AND STOCK PURCHASE WARRANTS
          (Continued)
                                   Outstanding             Exercisable
                           ------------------------- --------------------
                                         Weighted
                                         Average   Weighted             Weighted
                              Number    Remaining  Average   Number     Average
             Range of      Outstanding Contractual Exercise Exercisable Exercise
          Exercise Prices  at 12/31/07    Life      Price   at 12/31/07 Price
            ------------  ----------- ----------- -------- ----------- ---------
            $       0.22    6,000,000      17.56  $   0.22  2,000,000  $    0.22
                    0.25    4,500,000       7.64      0.25  1,125,000       0.25
                    0.35    4,000,000       6.92      0.35  4,000,000       0.35
                    0.45   15,000,000       5.00      0.45 15,000,000       0.45
                    0.25    1,898,850       1.92      0.25  1,898,850       0.25
                    0.90      753,497       0.72      0.90    358,500       0.90
               0.15-1.00    1,300,000       0.70      0.59  1,300,000       0.59
                    0.32    4,500,000       7.56      0.32  1,125,000       0.32
               0.15-0.50    7,618,000       1.06      0.40  7,618,000       0.40
             $      0.21    6,000,000       4.56      0.21  1,500,000  $    0.21
                           ----------                      ----------
                           51,570,347                      35,925,350
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

NOTE 8 -  INCOME TAXES

          At December 31, 2007, the Company had net operating loss carryforwards of approximately $11,793,389 that may be offset against future taxable income from the year 2007 through 2027. No tax benefit has been reported in the December 31, 2007 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

          Due to the  change in  ownership  provisions  of the Tax Reform Act of
          1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

          Net deferred tax assets consist of the following components as of December 31, 2007 and 2006:
                                             2007          2006
                                      --------------- ---------------
          Deferred tax assets:
            NOL carryover             $    5,122,748  $    3,381,747
            Contribution carryover             4,678           4,678
            Capital loss                      79,759          79,759
            Depreciation                       2,284           2,284
            Accrued expenses                  34,320          34,320
          Deferred tax liabilities:                -               -
          Valuation allowance             (5,243,789)     (3,502,788)
                                      --------------  --------------
          Net deferred tax asset      $            -  $            -
                                      ==============  ==============
          The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2007 and 2006 due to the following:

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2007 and 2006

NOTE 8 -  INCOME TAXES (Continued)
                                                   2007            2006
                                              -------------- --------------
              Book Loss                       $ (1,783,861)  $ (1,863,172)
              Stock for services/options           564,354      1,795,542
              Accrued bonus                              -         30,420
              Capital loss                               -         31,252
              Valuation allowance                1,219,507          5,958
                                              ------------   ------------
                                              $          -   $          -
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

                                                  2007          2006
                                              ------------- -------------
Loss (numerator)                              $ (4,574,003) $ (4,736,539)
                                              ------------  ------------
Comprehensive Loss (numerator)                  (5,503,674)   (5,640,199)
                                              ------------  ------------
Shares (denominator)                            48,549,773    35,408,202
                                              ------------  ------------
Per share amount                              $      (0.09) $      (0.13)
                                              ------------  ------------
Per share amount                              $      (0.11) $      (0.16)
                                              ============  ============
NOTE 10 - GOING CONCERN

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

NOTE 10 - GOING CONCERN (Continued)

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

NOTE 11 -  RESTATED FINANCIAL STATEMENTS

          The Company's financial statements for the year ended December 31, 2007 have been restated to record $885,600 of advertising revenues as deferred revenues. The Company determined that all of the services to be provided under the terms of the advertising agreements had not been completed as of December 31, 2007. Accordingly, the revenues have been deferred to 2008 when the services were completed.

          The following summarized financial statements compare of the Company's original and restated financial statements.

Balance Sheet                                            Original    Restated
Cash                                                 $    153,760  $   153,760
 Accounts receivable - trade, net                          28,047       28,047
 Prepaid expenses                                             750          750
 Marketable securities-available for sale                   5,232        5,232
 Marketable securities-available for
       sale-related party                                 658,858      658,858
                                                      -----------  -----------
   Total Current Assets                                   846,647      846,647
                                                      -----------  -----------
PROPERTY AND EQUIPMENT, NET                                45,633       45,633
                                                      -----------  -----------
OTHER ASSETS
 Investments, at cost                                     300,000      300,000
                                                      -----------  -----------
   Total Other Assets                                     300,000      300,000
                                                      -----------  -----------
   TOTAL ASSETS                                       $ 1,192,280  $ 1,192,280
                                                      ===========  ===========
CURRENT LIABILITIES
 Accounts payable and accrued expenses                $ 2,404,822  $ 2,404,822
 Related party payables                                 2,190,414    2,190,414
 Deferred revenue                                         244,578    1,130,178
                                                      -----------  -----------

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2007 and 2006

   Total Current Liabilities                            4,839,814    5,725,414
                                                      -----------  -----------
   Total Liabilities                                    4,839,814    5,725,414
                                                      -----------  -----------
COMMITMENTS
STOCKHOLDERS' (DEFICIT)
 Convertible preferred stock: $0.001 par value;
  10,000,000 shares authorized, 2,000,000 Class A
  and 2,000,000 Class B shares issued and outstanding       4,000        4,000
 Common stock: $0.001 par value 100,000,000 shares
  authorized; 48,589,773 and 40,425,027 shares
  issued and outstanding, respectively                     48,590       48,950
 Additional paid-in capital                            32,719,057   32,719,057
 Stock subscription payable                                28,500       28,500
 Accumulated other comprehensive income                (1,647,531)  (1,647,531)
 Accumulated deficit                                  (34,800,150) (35,685,750)
                                                      -----------  -----------
   Total Stockholders' (Deficit)                       (3,647,534)  (4,533,134)
                                                      -----------  -----------
   TOTAL LIABILITIES AND STOCKHOLDERS'(DEFICIT)       $ 1,192,280  $ 1,192,280
                                                      ===========  ===========
STATEMENT OF OPERATIONS
REVENUE
   Subscription revenue                               $ 3,064,459  $ 3,064,459
   E-Trax revenue                                          88,846       88,846

   Advertising revenue                                  2,811,876    1,926,276
   Other revenue                                           13,644       13,644
                                                      -----------  -----------
     Total Revenue                                      5,978,825    5,093,225
COST OF SALES
   Financial content                                    1,727,258    1,727,258
   Other cost of sales                                      5,377        5,377
                                                      -----------  -----------
     Total Cost of Sales                                1,732,635    1,732,635
                                                      -----------  -----------
   Gross profit                                         4,246,190    3,360,590
                                                      -----------  -----------
EXPENSES
   Related party compensation                             240,000      240,000
   Professional fees                                    1,668,878    1,668,878
   Research and development                               439,456      439,456
   Marketing expense                                    4,511,673    4,511,673
   General and administrative expenses                    818,362      818,362
                                                      -----------  -----------
     Total Expenses                                     7,678,369    7,678,369
                                                      -----------  -----------
LOSS FROM OPERATIONS                                   (3,432,179)  (4,317,779)

OTHER INCOME (EXPENSE)
   Interest expense                                      (212,001)    (212,001)
   Gain (loss) on marketable securities                   (44,223)     (44,223)
                                                      -----------  -----------

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2007 and 2006

NOTE 11 -  RESTATED FINANCIAL STATEMENTS (CONTINUED)

     Total Other Income (Expense)                        (256,224)    (256,224)
                                                      -----------  -----------
NET LOSS                                               (3,688,403)  (4,574,003)
                                                      -----------  -----------
UNREALIZED LOSS ON AVAILABLE FOR SALE SECURITIES         (929,671)    (929,671)
                                                      -----------  -----------
TOTAL COMPREHENSIVE LOSS                              $(4,618,074) $(5,503,674)
                                                      ===========  ===========
BASIC AND DILUTED NET LOSS PER SHARE
   Net loss per share                                 $     (0.08)  $    (0.09)
                                                      ===========  ===========
   Comprehensive loss per share                       $     (0.10)  $    (0.11)
                                                      ===========  ===========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                           48,589,773   48,589,773
                                                      ===========  ===========

ITEM 15.  EXHIBITS

The following financial statements for AlphaTrade.com. are filed as a part of this report:

 For the Years Ended December 31, 2007 and 2006                         Page
 ----------------------------------------------                         ----

Report of Independent Registered  Certified Public Accounting Firm       F-2

Balance Sheets as of December 31, 2007 and December 31, 2006             F-3

Statements of Operations for the years ended December 31, 2007 and
       December 31, 2006                                                 F-4

Statement  of  Changes  in Stockholders'  Equity  (Deficit) for the
       years  ended  December  31,  2007 and December 31, 2006           F-5

Statements of Cash Flows for the years ended December 31, 2007  and
       December 31, 2006                                                 F-7
Notes to Financial Statements                                            F-8

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

                                                     ALPHATRADE.COM


Dated:  March 19, 2009                               By: /s/ Penny Perfect
                                                     ---------------------
                                                     Penny Perfect
                                                     Chief Executive Officer,
                                                     President, Chairman and
                                                     Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature               Title                                     Date
----------------------  ----------------------------------------  --------------

/s/ Penny Perfect       Chief Executive Officer, President,       March 19, 2009
------------------      Chairman, Director
Penny Perfect

/s/ Gordon Muir         Chief Technology Officer and Director     March 19, 2009
------------------
Gordon J. Muir

/s/ Katharine Johnston  Vice President - Business Operations,     March 19, 2009
----------------------  Principal Financial Officer and Director
Katharine Johnston

/s/ Lisa McVeigh        Director                                  March 19, 2009
----------------------
Lisa McVeigh