Form 10-Q/A
period 2008-03-31
ALPHATRADE COM
filed 2009-03-23
CIK 1076462

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------
                                   FORM 10-Q/A
                                (Amendment No. 1)

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

        Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes X   No
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

EXPLANATORY NOTE:

         This Amendment No. 1 on Form 10-Q/A hereby amends the registrant's quarterly report on Form 10-QSB for the period ended March 31, 2008, which the registrant filed with the Securities and Exchange Commission on May 20, 2008. This amendment is being filed in order to restate the registrant's financial statements for the period ended March 31, 2008 in order to correct certain errors in its revenue recognition related to one of its advertising contracts.

                              Report on Form 10-Q/A
                      For the Quarter Ended March 31, 2008

                                      INDEX

                                                                          Page
                                                                          ----
Part I.  Financial Information

         Item 1.      Financial Statements (unaudited)...................... 3

                      Balance Sheets.......................................4-5
                      Statements of Operations ............................6-7
                      Statement of Stockholders' Equity (Deficit)........... 8
                      Statements of Cash Flows............................9-10
                      Notes to the Financial Statements .................11-14

         Item 2.      Management's Discussion and Analysis
                        of Financial Condition and Results of Operation ... 15

         Item 3       Quantitative and Qualitative Disclosures About
                      Market Risk ......................................... 16

         Item 4.      Controls and Procedures ............................. 16



Part II. Other Information

         Item 1.      Legal Proceedings ................................... 17

         Item 1A.     Risk Factors      ................................... 18

         Item 2.      Unregistered Sales of Equity Securities
                      And Use of Proceeds ................................. 18

         Item 3.      Defaults Upon Senior Securities ..................... 18

         Item 4.      Submission of Matters to a Vote of Security Holders . 18

         Item 5.      Other Information ................................... 18

         Item 6.      Exhibits............................................. 18

                      Signatures........................................... 20

                      Certifications.....................................21-26

PART I - FINANCIAL INFORMATION

                                 ALPHATRADE.COM
                                 Balance Sheets

                                     ASSETS
                                     ------
                                                     March 31,    December 31,
                                                       2008           2007
                                                  -------------- --------------
                                                    (unaudited)
CURRENT ASSETS                                      (restated)

 Cash                                             $      35,281  $     153,760
 Accounts receivable                                        930         28,047
 Marketable securities-available for sale               482,713        658,858
 Marketable securities-available for sale
       related party                                      7,324          5,232
 Prepaid expenses                                        14,900            750
                                                  -------------  -------------
    Total Current Assets                                541,148        846,647
                                                  -------------  -------------
PROPERTY AND EQUIPMENT, net                              40,334         45,633
                                                  -------------  -------------
OTHER ASSETS

 Investments, at cost                                   300,000        300,000
                                                  -------------  -------------
    TOTAL ASSETS                                  $     881,482  $   1,192,280
                                                  =============  =============



























   The accompanying notes are an integral part of these financial statements.

                                 ALPHATARADE.COM
                                 Balance Sheets
                                   (restated)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
                                                     March 31,    December 31,
                                                       2008           2007
                                                  -------------- --------------
                                                    (unaudited)
CURRENT LIABILITIES
 Accounts payable and accrued expenses            $   2,159,821  $   2,404,822
 Bank overdraft                                          65,918              -
 Related party payables                               2,435,650      2,190,414
 Deferred revenues                                      749,137      1,130,178
                                                  -------------  -------------
    Total Current Liabilities                         5,410,526      5,725,414
                                                  -------------  -------------
TOTAL LIABILITIES                                     5,410,526      5,725,414
                                                  -------------  -------------
STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred shares: $0.001 par value,
  10,000,000 shares authorized: 2,000,000
  Class A and 2,000,000 Class B shares
  issues and outstanding                                  4,000          4,000
 Common shares: $0.001 par value, 100,000,000
  shares authorized: 50,280,523 and 48,589,773
  shares issues and outstanding, respectively            50,281         48,590
 Stock subscription payable                              45,080         28,500
 Additional paid-in capital                          33,072,117     32,719,057
 Accumulated other comprehensive income              (1,875,883)    (1,647,531)
 Accumulated deficit                                (35,824,639)   (35,685,750)
                                                  -------------  -------------
    Total Stockholders' Equity (Deficit)             (4,529,044)    (4,533,134)
                                                  -------------  -------------
    TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY (DEFICIT)                          $     881,482  $   1,192,280
                                                  =============  =============

















   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                            Statements of Operations
                                   (unaudited)
                                   (restated)
                                                   For the Three Months Ended
                                                             March 31,
                                                  -----------------------------
                                                       2008           2007
                                                  -------------- --------------
REVENUES
 Subscription revenue                             $     771,928  $     772,661
 Advertising revenue                                    808,055        398,367
 Other revenue                                           37,401         20,179
                                                  -------------  -------------
     Total Revenues                                   1,617,384      1,191,207
                                                  -------------  -------------
COST OF SALES
 Financial content                                      483,403        452,294
 Other cost of sales                                      1,100          1,486
                                                  -------------  -------------
     Total Cost of Sales                                484,503        453,780
                                                  -------------  -------------
GROSS PROFIT                                          1,132,881        737,427
                                                  -------------  -------------
OPERATING EXPENSES
 Management expense                                     120,000        120,000
 Professional fees                                      438,492        457,825
 Research and development                               147,478         87,751
 Marketing expense                                      134,697        891,497
 General and administrative                             256,885        180,797
                                                  -------------  -------------
     Total Operating Expenses                         1,097,552      1,737,870
                                                  -------------  -------------
INCOME (LOSS) FROM OPERATIONS                            35,329    (1,000,443)
                                                  -------------  ------------
OTHER INCOME (EXPENSE)
 Gain (Loss) on sale of assets                          (85,738)            -
 Interest expense                                       (88,480)            -
                                                  -------------  ------------
     Total Other Income (Expense)                      (174,218)            -
                                                  -------------  ------------
NET LOSS BEFORE INCOME TAXES                           (138,889)   (1,000,443)
                                                  -------------  ------------
INCOME TAX EXPENSE                                            -             -
                                                  -------------  ------------











   The accompanying notes are an integral part of these financials statements.

                                 ALPHATRADE.COM
                            Statements of Operations
                                   (unaudited)
                                   (restated)
                                   (continued)
                                                   For the Three Months Ended
                                                             March 31,
                                                  -----------------------------
                                                       2008           2007
                                                  -------------- --------------
NET LOSS                                          $    (138,889) $ (1,000,443)
                                                  =============  ============
OTHER COMPREHENSIVE INCOME (LOSS)                 $    (228,352) $     (9,482)
                                                  =============  ============
TOTAL COMPREHENSIVE INCOME (LOSS)                 $    (367,241) $ (1,009,925)
                                                  =============  ============
BASIC EARNINGS (LOSS) PER SHARE                   $       (0.00) $      (0.03)
                                                  =============  ============
COMPREHENSIVE BASIC EARNINGS (LOSS) PER SHARE     $       (0.01) $      (0.03)
                                                  =============  ============
FULLY DILUTED INCOME (LOSS) PER SHARE             $       (0.00) $      (0.03)
                                                  =============  ============
COMPREHENSIVE FULLY DILUTED INCOME (LOSS)
  PER SHARE                                       $       (0.01) $      (0.03)
                                                  =============  ============
BASIC WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                              49,601,306    37,502,527
                                                  =============  ============
FULLY DILUTED WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                              49,601,306    37,502,527
                                                  =============  ============

























   The accompanying notes are an integral part of these financials statements.

                                 ALPHATRADE.COM
                       Statements of Stockholders' Equity
                                   (restated)

                     Preferred Stock     Common Stock    Additional   Stock       Other                            Total
                     ---------------- ------------------ Paid-In     Subscription Comprehensive Accumulated    Stockholder's
                      Shares   Amount   Shares   Amount   Capital    Receivable   Income          Deficit        Equity
                     --------- ------ ---------- ------- ----------- ----------   ------------- -------------  -------------
Balance,
 December 31, 2006   4,000,000 $4,000 40,425,027 $40,425 $30,853,661 $ (30,000)   $   (717,860) $ (31,111,747) $   (961,521)
Common stock issued
 for cash at $0.18
 per share                   -      -  2,287,500   2,288     454,212    28,500               -              -       485,000
Common stock issued
 for services at $0.20
 per share                   -      -  5,877,246   5,877   1,052,066         -               -              -     1,057,943
Value of stock purchase
 warrants granted            -      -          -       -     207,728         -               -              -       207,728
Value of stock options
 issued under the 2007
 stock option plan           -      -          -       -     131,540         -               -              -       131,540
Contributed capital          -      -          -       -      19,850         -               -              -        19,850
Amortization of
 prepaid expense             -      -          -       -           -    30,000               -              -        30,000
Net income for the
 year ended December
 31, 2007                    -      -          -       -           -         -         (929,671)   (4,574,003)   (5,503,674)
                     --------- ------ ---------- ------- ----------- ---------    ------------- -------------  ------------
Balance,
 December 31, 2007   4,000,000  4,000 48,589,773  48,590  32,719,057    28,500       (1,647,531)  (35,685,750)   (4,533,134)
Common stock issued
 for cash at $0.20
 per share                   -      -    725,000     725     144,275    16,580                -             -       161,580
Common stock issued
 for services at
 $0.20 per share             -      -    965,750     966     194,552         -                -             -       195,518
Value of stock
 purchase warrants
 granted                     -      -          -       -      14,233         -                -             -        14,233
Net loss for the
 three months ended
 March 31, 2008              -      -          -       -           -         -          (228,352)    (138,889)     (367,241)
                     --------- ------ ---------- ------- ----------- ---------    -------------- ------------  ------------
Balance,
 March 31, 2008
 (unaudited)         4,000,000 $4,000 50,280,523 $50,281 $33,072,117 $  45,080    $   (1,875,883)$(35,824,639) $ (4,529,044)
                     ========= ====== ========== ======= =========== =========    ============== ============  ============
















   The accompanying notes are an integral part of these financials statements.

                                 ALPHATRADE.COM
                            Statements of Cash Flows
                                  (unaudited)
                                   (restated)
                                                     For the Three Months Ended
                                                             March 31,
                                                     --------------------------
                                                         2008          2007
                                                     ------------ -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                            $  (138,889) $ (1,000,443)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
   Depreciation expense                                    5,299         3,336
   Value of options granted                               14,233        10,128
   Loss on sale of assets                                 85,738             -
   Amortization of services prepaid by common stock            -        13,125
   Investments received as payment for accounts
    receivable                                          (232,697)     (146,250)
   Common stock issued for services                      195,518       232,365
 Changes in operating assets and liabilities:
   Proceeds from bank overdraft                           65,918             -
   Changes in accounts receivable                         46,165        56,510
   Changes in prepaid expenses                           (14,150)      (10,241)
   Changes in deferred revenues                         (381,041)       83,740
   Changes in related party payables                     245,236       422,494
   Changes in accounts payable and accrued expenses     (245,001)      209,182
                                                     -----------  ------------
     Net Cash Provided by Operating Activities          (353,671)     (126,054)
                                                     -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Sale of securities                                       73,612             -
 Purchase of fixed assets                                      -        (1,023)
                                                     -----------  ------------
     Net Cash Used by Investing Activities                73,612        (1,023)
                                                     -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Stock subscriptions payable                              16,580             -
 Common stock issued for cash                            145,000             -
 Contributed capital                                           -        19,850
                                                     -----------   -----------
     Net Cash Provided by Financing Activities           161,580        19,850
                                                     -----------   -----------
   NET DECREASE IN CASH                                 (118,479)     (107,227)
   CASH AT BEGINNING OF PERIOD                           153,760       147,323
                                                     -----------   -----------
   CASH AT END OF PERIOD                             $    35,281   $    40,096
                                                     ===========   ===========






   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                            Statements of Cash Flows
                                  (unaudited)
                                   (restated)
                                  (continued)

                                                     For the Three Months Ended
                                                             March 31,
                                                     --------------------------
                                                         2008          2007
                                                     ------------ -------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   CASH PAID FOR:

     Interest                                        $    24,286    $        -
     Income Taxes                                    $         -    $        -

   NON CASH FINANCING ACTIVITIES:

     Common stock issued for services and
       contributions                                 $   195,518    $  232,365
     Value of stock options granted                  $    14,233    $   10,128
































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
                                           Weighted    Weighted
                                           Options     Average      Average
                                           and         Exercise     Grant Date
                                           Warrants    Price        Fair Value
                                           -----------------------------------
           Outstanding, December 31, 2006  39,822,997  $   0.38     $    0.38
            Granted                        13,618,000      0.25          0.25
            Expired                        (1,130,000)     0.72          0.72
            Exercised                        (740,650)     0.76          0.76
                                           ----------------------------------
           Outstanding, December 31, 2007  51,570,347  $   0.36     $    0.36
                                           ----------------------------------
           Exercisable, December 31, 2007  35,925,350  $   0.40     $    0.40
                                           ----------------------------------

                                 ALPHATRADE.COM
                        Notes to the Financial Statements

NOTE 2 - OUTSTANDING COMMON STOCK OPTIONS AND STOCK PURCHASE WARRANTS(Continued)
                                           Weighted    Weighted
                                           Options     Average      Average
                                           and         Exercise     Grant Date
                                           Warrants    Price        Fair Value
                                           -----------------------------------
           Outstanding, December 31, 2007  51,570,347  $   0.36     $    0.36
            Granted                         2,160,000      0.41          0.41
            Expired                          (200,000)     0.15          0.15
            Exercised                        (298,650)     0.25          0.25

           Outstanding, March 31, 2008     53,231,697  $   0.36     $    0.40

           Exercisable, March 31, 2008     37,885,350  $   0.40     $    0.40

NOTE 3 - RESTATED FINANCIAL STATEMENTS

         The Company has restated its financial statements as of and for the period ended March 31, 2008 to reflect the reversal of $2,240,421 of advertising revenues because management concluded that the collectability of the subject fees was not reasonably assured.. The following summarized financial statements compare the financial statements before and after the restatement.

  CURRENT ASSETS                                 (original)       (restated)
        Cash                                    $     35,281     $     35,281
        Accounts receivable                        2,241,351              930
        Marketable securities-available
         for sale                                    482,713          482,713
        Marketable securities-available
         for sale related party                        7,324            7,324
        Prepaid expenses                              14,900           14,900
                                                ------------    -------------
  Total Current Assets                             2,781,569          541,148
                                                ------------    -------------
  PROPERTY AND EQUIPMENT, net                         40,334           40,334
                                                ------------    -------------
  OTHER ASSETS
        Investments, at cost                         300,000          300,000
                                                ------------    -------------
  TOTAL ASSETS                                  $  3,121,903    $     881,482
                                                ============    =============
  CURRENT LIABILITIES
        Accounts payable and accrued expenses   $  2,159,821    $   2,159,821
        Bank overdraft                                65,918           65,918
        Related party payables                     2,435,650        2,435,650
        Deferred revenues                            251,696          749,137
                                                ------------    -------------
          Total Current Liabilities                4,913,085        5,410,526
                                                ------------    -------------
  TOTAL LIABILITIES                                4,913,085        5,410,526
                                                ------------    -------------

                                 ALPHATRADE.COM
                        Notes to the Financial Statements

  STOCKHOLDERS' EQUITY
        Preferred shares: $0.001 par value,
         10,000,000 shares authorized: 2,000,000
         Class A and 2,000,000 Class B shares
         issues and outstanding                        4,000            4,000
        Common shares: $0.001 par value,
         100,000,000 shares authorized:
         50,280,523 shares issues and
         outstanding                                  50,281           50,281
        Stock subscription payable                    45,080           45,080
        Additional paid-in capital                33,072,117       33,072,117
        Accumulated other comprehensive income    (1,875,883)      (1,875,883)
        Accumulated deficit                      (33,086,777)     (35,824,639)
                                                ------------    -------------
          Total Stockholders' Equity              (1,791,182)      (4,529,044)
                                                ------------    -------------
          TOTAL LIABILITIES AND STOCKHOLDERS'
                EQUITY                          $  3,121,903    $     881,482
                                                ============    =============
  REVENUES

        Subscription revenue                    $    771,928    $     771,928
        Advertising revenue                        2,660,317          808,055
        Other revenue                                 37,401           37,401
                                                ------------    -------------
          Total Revenues
                                                   3,469,646        1,617,384
                                                ------------    -------------
  COST OF SALES
        Financial content                            483,403          483,403
        Other cost of sales                            1,100            1,100
                                                ------------    -------------
          Total Cost of Sales                        484,503          484,503
                                                ------------    -------------
  GROSS PROFIT                                     2,985,143        1,132,881
                                                ------------    -------------
  OPERATING EXPENSES
        Management expense                           120,000          120,000
        Professional fees                            438,492          438,492
        Research and development                     147,478          147,478
        Marketing expense                            134,697          134,697
        General and administrative                   256,885          256,885
                                                ------------    -------------
          Total Operating Expenses                 1,097,552        1,097,552
                                                ------------    -------------
  INCOME (LOSS) FROM OPERATIONS                    1,887,591           35,329
                                                ------------    -------------
  OTHER INCOME (EXPENSE)
        Gain (Loss) on sale of assets                (85,738)         (85,738)
        Interest expense                             (88,480)         (88,480)
                                                ------------    -------------
          Total Other Income (Expense)              (174,218)        (174,218)
                                                ------------    -------------
  NET INCOME (LOSS) BEFORE INCOME TAXES            1,713,373         (138,889)

                                 ALPHATRADE.COM
                        Notes to the Financial Statements

  INCOME TAX EXPENSE                                       -                -
                                                ------------    -------------
  NET INCOME (LOSS)                             $  1,713,373    $    (138,889)
                                                ============    =============
  OTHER COMPREHENSIVE INCOME (LOSS)             $   (228,352)   $    (228,352)
                                                ------------    -------------
  TOTAL COMPREHENSIVE INCOME (LOSS)             $  1,485,021    $    (367,241)
                                                ============    =============
  BASIC EARNINGS (LOSS) PER SHARE               $       0.03    $       (0.00)
                                                ============    =============
  COMPREHENSIVE BASIC EARNINGS (LOSS) PER SHARE $       0.03    $       (0.01)
                                                ============    =============
  FULLY DILUTED INCOME (LOSS) PER SHARE         $       0.03    $       (0.00)
                                                ============    =============
  COMPREHENSIVE FULLY DILUTED INCOME (LOSS)
    PER SHARE                                   $       0.03    $       (0.01)
                                                ============    =============
  BASIC WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING                         49,601,306       49,601,306
                                               =============    =============
  FULLY DILUTED WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING                         49,601,306       49,601,306
                                               =============    =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Restated Financial Statements

The Company has restated its financial statements as of and for the period ended March 31, 2008 to reflect the reversal of $1,852,262 of advertising revenues because management concluded that the collectability of the subject fees was not reasonably assured.

Results of Operations.

During the three months ended March 31, 2008, revenue increased significantly over the same period of 2007. Revenue for the first quarter in 2008 was $1,617,384, which is a 36% increase over first quarter 2007 revenue of $1,191,207. Advertising revenues in the first quarter grew from $398,367 in 2007 to $808,055 in 2008. Our advertising model is unique in the industry because we have a high traffic website and our audience is comprised of a specific demographic. We are building a client base of companies that are seeking brand awareness in combination with building their shareholder base. Our advertising client base is increasing because we have created relationships with investor and public relations firms who refer us new business.

We are focused on building alliances with other financial websites and non-competing businesses to drive more traffic to our website which in turn creates greater exposure for our advertising clients.

Our cost of sales for our financial products is directly related to the price of our financial feeds and content. Some of these costs are fixed monthly fees and others are based on the number of users or subscribers. As our subscribers increase, our ability to charge more for our advertising products increases. For the first quarter of 2008 our cost of sales was 30% of revenues compared to 38% in 2007. As our advertising revenues increase, this percentage may become more and more favorable in terms of profitable operations.

We incurred a net loss of $138,889 for the three months ended March 31, 2008 compared to a loss of $1,000,443 for the three months ended March 31, 2007. This is a decrease of $861,554. During 2008 we terminated most of our sports partnerships because the cost was excessive for the results we achieved from a financial perspective; however, a few of the partnerships did drive more traffic to our website. In 2008 we paid $891,497 to a couple of major league baseball teams, automobile racing teams, and the PBR, and other marketing consultants. In combination with the amount we spent in 2007 and to date this year, these expenses have translated into a substantial increase in Alphatrade's brand awareness which enabled us to capitalize on that awareness to build our advertising growth. During 2008 we paid only $134,697 in marketing fees.

Included in professional fees for 2008 are shares of common stock to investor relations consultants valued at $195,518 compared to $232,365 in 2007 and stock options to our employees valued at $14,233 compared to $10,128 in 2007. For the most part, the investor relations consultants were instrumental in bringing new advertising business to the company. We realized related party compensation expense of $120,000 for both 2008 and 2007. Our operating expenses decreased from $1,737,870 in 2007 to $1,097,552 for 2008 because we did not renew our sports partnerships.

Historically, many of our expenses are paid in shares of our common stock. The expenses are recorded at the fair value of the shares issued. Excluding these non cash expenses the income (loss) for the three months ended March 31, 2008 and 2007 would have been $70,862 and ($757,959), respectively. The loss in 2007 is almost entirely due to the payments to our sports partnerships which are providing some residual benefits from the greater exposure we received and from the contacts we made with these associations.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4.   Controls and Procedures

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities

Exchange Act of 1934. Based upon that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Management determined that due to the lack of personnel with adequate knowledge, experience and training of United States Generally Accepted Accounting Principles, the Company's disclosure controls and procedures were not effective as of March 31, 2008. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.


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

Item 1A. Risk Factors

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 6. Exhibits.

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



                                                   ALPHATRADE.COM


Date:    March 19, 2009                              /s/ Penny Perfect
                                                   ----------------------------
                                                   President / Director



Date:    March 19, 2009                              /s/ Katharine Johnston
                                                   ----------------------------
                                                   Principal Accounting Officer