Form 10-Q/A
period 2008-06-30
ALPHATRADE COM
filed 2009-03-23
CIK 1076462

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

EXPLANATORY NOTE:
-----------------
         This Amendment No. 1 on Form 10-Q/A hereby amends the registrant's quarterly report on Form 10-Q for the period ended June 30, 2008, which the registrant filed with the Securities and Exchange Commission on August 14, 2008. This amendment is being filed in order to restate the registrant's financial statements for the period ended June 30, 2008 in order to correct certain errors in its revenue recognition related to one of its advertising contracts.

                              Report on Form 10-Q/A
                       For the Quarter Ended June 30, 2008

                                      INDEX

                                                                          Page
Part I.  Financial Information                                            ----

         Item 1.      Financial Statements (unaudited)...................... 3

                      Balance Sheets.......................................4-5
                      Statements of Operations ............................6-7

                      Statement of Stockholders' Equity (Deficit)........... 8
                      Statements of Cash Flows............................9-10
                      Notes to the Financial Statements .................11-14


         Item 2.      Management's Discussion and Analysis
                        of Financial Condition and Results of Operation     15

         Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                           17

         Item 4.      Controls and Procedures ............................. 17


Part II. Other Information

         Item 1.      Legal Proceedings ................................... 18

         Item 1A.     Risk Factors                                          19

         Item 2.      Unregistered Sales of Equity Securities
                      And Use of Proceeds                                   19

         Item 3.      Defaults Upon Senior Securities ..................... 20

         Item 4.      Submission of Matters to a Vote of Security Holders . 20

         Item 5.      Other Information ................................... 20

         Item 6.      Exhibits..............................................20

                      Signatures........................................... 21

                      Certifications.....................................22-27

PART I - FINANCIAL INFORMATION

                                 ALPHATRADE.COM
                                 Balance Sheets

                                     ASSETS
                                     ------
                                                     June 30,     December 31,
                                                       2008           2007
                                                  -------------- --------------
                                                    (unaudited)
                                                    (restated)
CURRENT ASSETS
 Cash                                             $       3,538  $     153,760
 Accounts receivable                                      6,061         28,047
 Marketable securities-available for sale             1,896,435        658,858
 Marketable securities-available for sale
   related party                                          2,093          5,232
 Prepaid expenses                                        18,093            750
                                                  -------------  -------------
      Total Current Assets                            1,926,220        846,647
                                                  -------------  -------------
PROPERTY AND EQUIPMENT, net                              39,679         45,633
                                                  -------------  -------------
OTHER ASSETS

 Investments, at cost                                   300,000        300,000
                                                  -------------  -------------
      TOTAL ASSETS                                $   2,265,899  $   1,192,280
                                                  =============  =============




























   The accompanying notes are an integral part of these financial statements.

                                 ALPHATARADE.COM
                                 Balance Sheets

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
                                                     June 30,     December 31,
                                                       2008           2007
                                                  -------------- --------------
                                                    (unaudited)
                                                    (restated)
CURRENT LIABILITIES

 Accounts payable and accrued expenses            $   2,005,442  $   2,404,822
 Bank overdraft                                          22,664              -
 Related party payables                               2,459,357      2,190,414
 Deferred revenues                                      367,817      1,130,178
                                                  -------------  -------------
      Total Current Liabilities                       4,855,280      5,725,414
                                                  -------------  -------------
TOTAL LIABILITIES                                     4,855,280      5,725,414
                                                  -------------  -------------
STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred shares: $0.001 par value,10,000,000
  shares authorized: 2,000,000 Class A and
  2,000,000 Class B shares issues and outstanding         4,000          4,000
 Common shares: $0.001 par value,100,000,000
  shares authorized: 51,525,523 and 48,589,773
  shares issues and outstanding,respectively             51,526         48,590
 Stock subscription payable                              45,080         28,500
 Additional paid-in capital                          33,241,922     32,719,057
 Accumulated other comprehensive income              (1,529,552)    (1,647,531)
 Accumulated deficit                                (34,402,357)   (35,685,750)
                                                  -------------  -------------
      Total Stockholders' Equity (Deficit)           (2,589,381)    (4,533,134)
                                                  -------------  -------------
      TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY (DEFICIT)                        $   2,265,899  $   1,192,280
                                                  =============  =============


















   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
         Statements of Operations and Other Comprehensive Income (Loss)
                                   (unaudited)

                                 For the Three Months Ended  For the Six Months Ended
                                           June 30,                  June 30,
                                 --------------------------- ---------------------------
                                      2008         2007          2008         2007
                                 ------------- ------------- ------------- -------------
                                   (restated)                  (restated)
REVENUES
 Subscription revenue            $    787,835  $    751,994  $  1,559,763  $  1,524,655
 Advertising revenue                1,660,240       460,102        68,295       858,469
 Other revenue                         57,743        14,509        95,144        34,688
                                 ------------  ------------  ------------  ------------
     Total Revenues                 2,505,818     1,226,605     4,123,202     2,417,812
                                 ------------  ------------  ------------  ------------
COST OF SALES

 Financial content                    457,094       444,820       940,497       897,114
 Other cost of sales                    1,042         1,307         2,142         2,793
                                 ------------  ------------  ------------  ------------
     Total Cost of Sales              458,136       446,127       942,639       899,907
                                 ------------  ------------  ------------  ------------
GROSS PROFIT                        2,047,682       780,478     3,180,563     1,517,905
                                 ------------  ------------  ------------  ------------
OPERATING EXPENSES
 Management expense                   120,000       120,000       240,000       240,000
 Professional fees                    229,496       604,339       667,988     1,062,164
 Research and development             124,225       100,118       271,703       187,869
 Marketing expense                    258,226       565,094       492,923     1,456,591
 General and administrative            97,540       189,028       254,425       369,825
                                 ------------  ------------  ------------  ------------
     Total Operating Expenses         829,487     1,578,579     1,927,039     3,316,449
                                 ------------  ------------  ------------  ------------
INCOME (LOSS) FROM OPERATIONS       1,218,195      (798,101)    1,253,524    (1,798,544)
                                 ------------  ------------  ------------  ------------
OTHER INCOME (EXPENSE)
 Gain (Loss) on sale of assets        (12,194)      (48,350)      (97,932)      (48,350)
 Gain on settlement of debt           307,972             -       307,972             -
 Interest expense                     (91,691)            -      (180,171)            -
                                 ------------  ------------  ------------  ------------
     Total Other Income
        (Expense)                     204,087       (48,350)       29,869       (48,350)
                                 ------------  ------------  ------------  ------------
NET INCOME (LOSS) BEFORE
  INCOME TAXES                      1,422,282      (846,451)    1,283,393    (1,846,894)

INCOME TAX EXPENSE                          -             -             -             -
                                 ------------  ------------  ------------  ------------











   The accompanying notes are a integral part of these financials statements.

                                 ALPHATRADE.COM
         Statements of Operations and Other Comprehensive Income (Loss)
                                   (unaudited)
                                   (continued)

                                 For the Three Months Ended  For the Six Months Ended
                                           June 30,                  June 30,
                                 --------------------------- ---------------------------
                                      2008         2007          2008         2007
                                 ------------- ------------- ------------- -------------
                                   (restated)                  (restated)

NET INCOME (LOSS)                $  1,422,282  $   (846,451) $  1,283,393  $ (1,846,894)
                                 ============  ============  ============  ============
OTHER COMPREHENSIVE INCOME
   (LOSS)                        $    346,331  $   (218,199) $    117,979  $   (227,681)
                                 ------------  ------------  ------------  ------------
TOTAL COMPREHENSIVE INCOME
   (LOSS)                        $  1,768,613  $ (1,064,650) $  1,401,372  $  (2,074,575)
                                 ============  ============  ============  =============
BASIC EARNINGS (LOSS) PER SHARE  $       0.03  $      (0.02) $       0.03  $       (0.04)
                                 ============  ============  ============  =============
COMPREHENSIVE BASIC EARNINGS
  (LOSS) PER SHARE               $       0.04  $      (0.02) $       0.03  $       (0.05)
                                 ============  ============  ============  =============
FULLY DILUTED INCOME (LOSS)
   PER SHARE                     $       0.01  $      (0.02) $       0.01  $       (0.04)
                                 ============  ============  ============  =============
COMPREHENSIVE FULLY DILUTED
  INCOME(LOSS) PER SHARE         $       0.01  $      (0.02) $       0.01  $       (0.05)
                                 ============  ============  ============  =============
BASIC WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING            50,513,858    42,716,045    50,065,120     41,986,171
                                 ============  ============  ============  =============
FULLY DILUTED WEIGHTED AVERAGE
  NUMBER OF SHARES OUTSTANDING    118,399,208    42,716,045   117,950,470     41,986,171
                                 ============  ============  ============  =============























   The accompanying notes are a integral part of these financials statements.

                                 ALPHATRADE.COM
                       Statements of Stockholders' Equity
                                   (restated)

                     Preferred Stock     Common Stock    Additional   Stock       Other                            Total
                     ---------------- ------------------ Paid-In     Subscription Comprehensive Accumulated    Stockholder's
                      Shares   Amount   Shares   Amount  Capital     Receivable   Income          Deficit         Equity
                     --------- ------ ---------- ------- ----------- ----------   ------------- -------------  -------------
Balance,
 December 31, 2006   4,000,000 $4,000 40,425,027 $40,425 $30,853,661 $ (30,000)   $   (717,860) $(31,111,747)  $   (961,521)
Common stock issued
 for cash at $0.18
 per share                   -      -  2,287,500   2,288     454,212    28,500               -             -        485,000
Common stock issued
 for services at
 $0.20 per share             -      -  5,877,246   5,877   1,052,066         -               -             -      1,057,943
Value of stock
 purchase warrants
 granted                     -      -          -       -     207,728         -               -             -        207,728
Value of stock
 options issued under
 the 2007 stock
  option plan                -      -          -       -     131,540         -               -             -        131,540
Contributed capital          -      -          -       -      19,850         -               -             -         19,850
Amortization of
 prepaid expense             -      -          -       -           -    30,000               -             -         30,000
Net income for
 the year ended
 December 31, 2007           -      -          -       -           -         -        (929,671)   (4,574,003)    (5,503,674)
                     --------- ------ ---------- ------- ----------- ---------    ------------  ------------   ------------
Balance,
December 31, 2007    4,000,000  4,000 48,589,773  48,590  32,719,057    28,500      (1,647,531)  (35,685,750)    (4,533,134)
Common stock issued
 for cash at $0.20
 per share                   -      -  1,025,000   1,025     188,975    16,580               -             -        206,580
Common stock issued
 for services at
 $0.17 per share             -      -  1,910,750   1,911     319,657         -               -             -        321,568
Value of stock
 purchase warrants
 granted                     -      -          -       -      14,233         -               -             -         14,233
Net income for the
 six months ended
 June 30, 2008               -      -          -       -           -         -         117,979     1,283,393      1,401,372
                     --------- ------ ---------- ------- ----------- ---------    ------------  ------------   ------------
Balance,
 June 30, 2008
 (unaudited)         4,000,000 $4,000 51,525,523 $51,526 $33,241,922 $  45,080    $(1,529,552)  $(34,402,357)  $ (2,589,381)
                     ========= ====== ========== ======= =========== =========    ===========   ============   ============























  The accompanying notes are an integral part of these financials statements.

                                 ALPHATRADE.COM
                            Statements of Cash Flows
                                  (unaudited)
                                   (restated)
                                                    For the Six Months Ended
                                                             June 30,
                                                   ----------------------------
                                                        2008          2007
                                                   ------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                          $  1,283,393  $  (1,846,894)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
   Depreciation expense                                   9,158          6,673
   Value of stock options and warrants granted           14,233        103,478
   Loss on sale of assets                                97,932         48,350
   Gain on settlement of debt                          (307,972)             -
   Amortization of services prepaid by common
     stock                                                    -         30,000
   Investments received as payment for accounts
     receivable                                      (1,305,809)      (305,750)
   Common stock issued for services                     321,568        308,354
Changes in operating assets and liabilities:
   Proceeds from bank overdraft                          22,664              -
   Changes in accounts receivable                       (25,099)        50,120
   Changes in prepaid expenses                          (17,343)        (6,625)
   Changes in deferred revenues                        (715,276)        60,290
   Changes in related party payables                    268,943        680,417
   Changes in accounts payable and accrued expenses     (91,408)       852,055
                                                   ------------  -------------
      Net Cash Provided by Operating Activities        (445,016)       (19,532)
                                                   ------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Sale of securities                                      91,418         57,899
 Purchase of fixed assets                                (3,204)        (9,329)
                                                   ------------  -------------
      Net Cash Used by Investing Activities              88,214         48,570

CASH FLOWS FROM FINANCING ACTIVITIES
 Stock subscriptions payable                             16,580              -
 Common stock issued for cash                           190,000         10,000
 Contributed capital                                          -         19,850
                                                   ------------  -------------
      Net Cash Provided by Financing Activities         206,580         29,850
                                                   ------------  -------------
      NET DECREASE IN CASH                             (150,222)        58,888
      CASH AT BEGINNING OF PERIOD                       153,760        147,323
                                                   ------------  -------------
      CASH AT END OF PERIOD                        $      3,538  $     206,211
                                                   ============  =============





The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                            Statements of Cash Flows
                                  (unaudited)
                                   (restated)
                                  (continued)
                                                    For the Six Months Ended
                                                             June 30,
                                                   ----------------------------
                                                        2008          2007
                                                   ------------- --------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 CASH PAID FOR:

   Interest                                        $     45,640  $           -
   Income Taxes                                    $          -  $           -

 NON CASH FINANCING ACTIVITIES:

   Common stock issued for services and
       contributions                               $    321,568  $     308,354
   Value of stock options and warrants granted     $     14,233  $     103,478


































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
                                           Weighted    Weighted
                                           Options     Average      Average
                                           and         Exercise     Grant Date
                                           Warrants    Price        Fair Value
                                           -----------------------------------
          Outstanding, December 31, 2006   39,822,997  $   0.38     $    0.38
            Granted                        13,618,000      0.25          0.25
            Expired                        (1,130,000)     0.72          0.72
            Exercised                        (740,650)     0.76          0.76

          Outstanding, December 31, 2007   51,570,347  $   0.36     $    0.36

          Exercisable, December 31, 2007   35,925,350  $   0.40     $    0.40

                                 ALPHATRADE.COM
                        Notes to the Financial Statements

NOTE 2 - OUTSTANDING COMMON STOCK OPTIONS AND STOCK PURCHASE WARRANTS
        (Continued)
                                           Weighted    Weighted
                                           Options     Average      Average
                                           and         Exercise     Grant Date
                                           Warrants    Price        Fair Value
                                           -----------------------------------
          Outstanding, December 31, 2007   51,570,347  $   0.36     $    0.36
            Granted                         2,160,000      0.41          0.41
            Expired                          (310,000)     0.15          0.15
            Exercised                        (298,650)     0.25          0.25

          Outstanding, June 30, 2008       53,121,697  $   0.36     $    0.40

          Exercisable, June 30, 2008       37,885,350  $   0.40     $    0.40

NOTE 3 - RESTATED FINANCIAL STATEMENTS

         The Company has restated its financial statements as of and for the period ended June 30, 2008 to reflect the reversal of $2,480,201 of advertising revenues because management concluded that the collectability of the subject fees was not reasonably assured. The following summarized financial statements compare the financial statements before and after the restatement.

   CURRENT ASSETS                                   (original)     (restated)
     Cash                                          $       3,538 $       3,538
     Accounts receivable                               4,486,482         6,061
     Marketable securities-available for sale          1,896,435     1,896,435
     Marketable securities-available for sale
         related party                                     2,093         2,093
     Prepaid expenses                                     18,093        18,093
                                                   ------------- -------------
     Total Current Assets                              6,406,641     1,926,220
                                                   ------------- -------------
   PROPERTY AND EQUIPMENT, net                            39,679        39,679
                                                   ------------- -------------
   OTHER ASSETS
     Investments, at cost                                300,000       300,000
                                                   ------------- -------------
               TOTAL ASSETS                        $   6,746,320 $   2,265,899
                                                   ============= =============
   CURRENT LIABILITIES
     Accounts payable and accrued expenses         $   2,005,442 $   2,005,442
     Bank overdraft                                       22,664        22,664
     Related party payables                            2,459,357     2,459,357
     Deferred revenues                                 1,482,437       367,817
                                                   ------------- -------------
       Total Current Liabilities                       5,969,900     4,855,280
                                                   ------------- -------------
   TOTAL LIABILITIES                                   5,969,900     4,855,280
                                                   ------------- -------------

                                 ALPHATRADE.COM
                        Notes to the Financial Statements

   STOCKHOLDERS' EQUITY
     Preferred shares: $0.001 par value,10,000,000
      shares authorized: 2,000,000 Class A and
      2,000,000 Class B shares issues and
      outstanding                                          4,000         4,000
     Common shares: $0.001 par value,
      100,000,000 shares authorized: 51,525,523
      shares issues and outstanding                       51,526        51,526
     Stock subscription payable                           45,080        45,080
     Additional paid-in capital                       33,241,922    33,241,922
     Accumulated other comprehensive income           (1,529,552)   (1,529,552)
     Accumulated deficit                             (31,036,556)  (34,402,357)
                                                   ------------- -------------
       Total Stockholders' Equity                        776,420    (2,589,381)

                                                   ------------- -------------
       TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                   $   6,746,320 $   2,265,899
                                                   ============= =============
   REVENUES
     Subscription revenue                          $   1,559,763 $   1,559,763
     Advertising revenue                               5,048,496     2,468,295
     Other revenue                                        95,144        95,144
                                                   ------------- -------------
       Total Revenues                                  6,703,403     4,123,202
                                                   ------------- -------------
   COST OF SALES
     Financial content                                   940,497       897,114
     Other cost of sales                                   2,142         2,142
                                                   ------------- -------------
       Total Cost of Sales                               942,639       942,369
                                                   ------------- -------------
   GROSS PROFIT                                        5,760,764     3,180,563
                                                   ------------- -------------
   OPERATING EXPENSES
     Management expense                                  240,000       240,000
     Professional fees                                   667,988       667,988
     Research and development                            271,703       271,703
     Marketing expense                                   492,923       492,923
     General and administrative                          354,425       254,425
                                                   ------------- -------------
       Total Operating Expenses                        2,027,039     1,927,039
                                                   ------------- -------------
   INCOME (LOSS) FROM OPERATIONS                       3,733,725     1,253,524
                                                   ------------- -------------
   OTHER INCOME (EXPENSE)
     Gain (Loss) on sale of assets                       (97,932)      (97,932)
     Gain on settlement of debt                          307,972       307,972
     Interest expense                                   (180,171)     (180,171)
                                                   ------------- -------------
       Total Other Income (Expense)                       29,869        29,869
                                                   ------------- -------------

                                 ALPHATRADE.COM
                        Notes to the Financial Statements

   NET INCOME BEFORE INCOME TAXES                      3,763,594     1,283,393

   INCOME TAX EXPENSE                                          -             -
                                                   ------------- -------------
   NET INCOME                                      $   3,763,594 $   1,283,393
                                                   ============= =============
   OTHER COMPREHENSIVE INCOME (LOSS)               $     117,979 $     117,979
                                                   ------------- -------------
   TOTAL COMPREHENSIVE INCOME (LOSS)               $   3,881,573 $   1,401,372
                                                   ============= =============
   BASIC EARNINGS (LOSS) PER SHARE                 $        0.08 $        0.03
                                                   ============= =============
   COMPREHENSIVE BASIC EARNINGS (LOSS)
     PER SHARE                                     $        0.08 $        0.03
                                                   ============= =============
   FULLY DILUTED INCOME (LOSS) PER SHARE           $        0.03 $        0.01
                                                   ============= =============
   COMPREHENSIVE FULLY DILUTED INCOME
     (LOSS) PER SHARE                              $        0.03 $        0.01
                                                   ============= =============
   BASIC WEIGHTED AVERAGE NUMBER
     OF SHARES OUTSTANDING                            50,065,120    50,065,120
                                                   ============= =============
   FULLY DILUTED WEIGHTED AVERAGE NUMBER
     OF SHARES OUTSTANDING                           117,950,470   117,950,470
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

Restated Financial Statements

The Company has restated its financial statements as of and for the period ended June 30, 2008 to reflect the reversal of $2,480,201 of advertising revenues because management concluded that the collectability of the subject fees was not reasonably assured.

Results of Operations.

THREE MONTHS ENDED JUNE 30, 2008 and 2007
-----------------------------------------
During the three months ended June 30, 2008, revenue growth was driven by our increased advertising business. Revenue for 2008's second quarter was $2,505,818, which is a 104% increase over 2007's second quarter revenue of $1,226,605. The most substantial growth was advertising and within that category the largest increase was from referral and repeat business. Advertising revenues in the second quarter were $1,660,240 in 2008 and $460,102 in 2007. Our advertising model is unique in the industry because we have a high traffic website and our audience is comprised of a specific demographic. We are building a client base of companies that are seeking brand awareness in combination with building their shareholder base. Our advertising client base is increasing because we have created relationships with investor and public relations firms who refer us a lot of new business.

We are focused on increasing the traffic to our stable of websites to ensure our advertising clients have a large, targeted viewing audience. We just completed a business networking site www.zenobank.com which provides a forum for companies and investors to associate using all of the modern, web-based tools available such as blogs, forums, and chat rooms. Every public company will have complete and accurate financial data on their profile pages on ZenoBank provided by AlphaTrade to ensure they are compliant with all regulatory policies with respect to investor relations.

Our cost of sales for our financial products is directly related to the price of our financial feeds and content. Some of these costs are fixed monthly fees and others are based on the number of users or subscribers. As our subscribers increase, our advertising clients will get more visibility and therefore we will attract more advertising clients and the price for our advertising services could increase accordingly. For the second quarter of 2008 our cost of sales was 18% of revenues compared to 36% in 2007. As our advertising revenues increase, this percentage may become more and more favorable in terms of profitable operations.

We realized a net income of $1,422,282 for the three months ended June 30, 2008 compared to a loss of $846,451 for the three months ended June 30, 2007. This is an increase of $2,268,733 and directly related to the referral and long term business from our established relationships with marketing and public relations firms. During the second quarter of 2008, none of our sports partnerships were active. In some cases, we terminated the sports sponsorship program for lack of tangible results and in some cases, we terminated due to breaches. To date in 2008 we paid a total of $100,000 to a number of our sports sponsorship programs. During 2008 we paid $258,226 to consultants for marketing fees.

Included in professional fees for 2008 are shares of common stock to investor relations consultants valued at $89,203 compared to $75,989 in 2007 and stock options to our employees valued at $-0- compared to $93,350 in 2007. The investor relations consultants bring new advertising clients to the company. We realized related party compensation expense of $120,000 for both 2008 and 2007. Our operating expenses decreased to $829,487 in 2008 from $1,578,579 in 2007 because we did not renew our sports sponsorships.

Historically, many of our expenses are paid in shares of our common stock. The expenses are recorded at the fair value of the shares issued. Excluding these non cash expenses the income (loss) for the three months ended June 30, 2008 and 2007 would have been $1,511,485 and ($677,112), respectively. The loss in 2007 is almost entirely due to the payments to our sports sponsorships.


SIX MONTHS ENDED JUNE 30, 2008 AND 2007
---------------------------------------
During the six months ended June 30, 2008, revenue growth was driven by our increased advertising business. Revenue for the first half of 2008 was $4,123,202, which is a 70% increase over the revenue for the first half of 2007 of $2,417,812. The most substantial growth was advertising and within that category the largest increase was from referral and repeat business. Advertising revenues in the first half of 2008 was $2,468,295 compared to $858,469 in 2007.

We are focused on increasing the traffic to our stable of websites to ensure our advertising clients have a large, targeted viewing audience. We just completed a business networking site www.zenobank.com which provides a forum for companies
                         ----------------
and investors to associate using all of the modern, web-based tools available such as blogs, forums, and chat rooms. Every public company will have complete and accurate financial data on their profile pages on ZenoBank to ensure they are compliant with all regulatory policies with respect to investor relations.

Our cost of sales for our financial products is directly related to the price of our financial feeds and content. Some of these costs are fixed monthly fees and others are based on the number of users or subscribers. As our subscribers increase, our advertising clients will get more visibility and therefore we will attract more advertising clients and the price for our advertising services could increase accordingly. For the first half of 2008 our cost of sales was 29% of revenues compared to 37% in 2007. As our advertising revenues increase, this percentage may become more and more favorable in terms of profitable operations.

We realized a net income of $1,283,393 for the six months ended June 30, 2008 compared to a loss of $1,846,894 for the six months ended June 30, 2007. This is an increase of $3,130,287 and directly related to the referral and long term business from our established relationships with marketing and public relations firms.

During the first half of 2008, none of our sports partnerships were active. In some cases, we terminated the sports sponsorship program for lack of tangible results and in some cases, we terminated due to breaches. To date in 2008 we paid a total of $158,445 to a number of our sports sponsorship programs. During 2008 we paid $492,923 to consultants for marketing fees.

Included in professional fees for 2008 are shares of common stock to investor relations consultants valued at $312,568 compared to $308,354 in 2007 and stock options to our employees valued at $14,233 compared to $103,478 in 2007. The investor relations consultants bring new advertising clients to the company. We realized related party compensation expense of $240,000 for both 2008 and 2007. Our operating expenses decreased to $1,927,039 in 2008 from $3,316,449 in 2007 because we did not renew our sports sponsorships.

Historically, many of our expenses are paid in shares of our common stock. The expenses are recorded at the fair value of the shares issued. Excluding these non cash expenses the income (loss) for the first half of 2008 and 2007 would have been $1,610,194 and ($1,435,062), respectively. The loss in 2007 is almost entirely due to the payments to our sports sponsorships.

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

Item 1. Legal Proceedings


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