Form 10-Q/A
period 2008-09-30
ALPHATRADE COM
filed 2009-03-23
CIK 1076462

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

         Large accelerated filer ?             Accelerated filer ?
         Non-accelerated filer ?               Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

        State the number of shares outstanding of the issuer's common equity:
$0.001 par value, as of September 30, 2008, was 52,056,023.

         This Amendment No. 1 on Form 10-Q/A hereby amends the registrant's quarterly report on Form 10-Q for the period ended September 30, 2008, which the registrant filed with the Securities and Exchange Commission on November 14, 2008. This amendment is being filed in order to restate the registrant's financial statements for the period ended March 31, 2008 in order to correct certain errors in its revenue recognition related to one of its advertising contracts.

                               Report on Form 10-Q/A
                       For the Quarter Ended September 30, 2008

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
                      Statements of Cash Flows............................9-10
                      Notes to the Financial Statements .................11-14


         Item 2.      Management's Discussion and Analysis
                        of Financial Condition and Results of Operation     15

         Item 3       Quantitative and Qualitative Disclosures About
                      Market Risk                                           18

         Item 4.      Controls and Procedures ............................. 18

Part II. Other Information

         Item 1.      Legal Proceedings ................................... 18

         Item 1A.     Risk Factors                                          20

         Item 2.      Unregistered Sales of Equity Securities
                      And Use of Proceeds                                   20

         Item 3.      Defaults Upon Senior Securities ..................... 20

         Item 4.      Submission of Matters to a Vote of Security Holders . 20

         Item 5.      Other Information ................................... 20

         Item 6.      Exhibits..............................................21

                      Signatures........................................... 22

                      Certifications.....................................23-28

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited)

                                 ALPHATRADE.COM
                                 Balance Sheets
                                   (restated)

                                     ASSETS
                                     ------
                                                   September 30,  December 31,
                                                        2008          2007
                                                   ------------- --------------
                                                    (unaudited)
CURRENT ASSETS
 Cash                                              $        355  $     153,760
 Accounts receivable                                      2,554         28,047
 Marketable securities-available for sale             2,370,478        658,858
 Marketable securities-available for sale
      related party                                       2,093          5,232
 Prepaid expenses                                         8,900            750
                                                   ------------  -------------
        Total Current Assets                          2,384,380        846,647
                                                   ------------  -------------
PROPERTY AND EQUIPMENT, net                              50,467         45,633
                                                   ------------  -------------
OTHER ASSETS

 Investments, at cost                                   300,000        300,000
                                                   ------------  -------------
        TOTAL ASSETS                               $  2,734,847  $   1,192,280
                                                   ============  =============




























   The accompanying notes are an integral part of these financial statements.

                                 ALPHATARADE.COM
                                 Balance Sheets
                                   (restated)

             LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
             ----------------------------------------------
                                                   September 30,  December 31,
                                                        2008          2007
                                                   ------------- --------------
                                                    (unaudited)
CURRENT LIABILITIES
 Accounts payable and accrued expenses             $  2,091,429  $   2,404,822
 Bank overdraft                                          16,038              -
 Related party payables                               2,626,573      2,190,414
 Deferred revenues                                      214,793      1,130,178
                                                   ------------  -------------
     Total Current Liabilities                        4,948,833      5,725,414
                                                   ------------  -------------
TOTAL LIABILITIES                                     4,948,833      5,725,414
                                                   ------------  -------------
STOCKHOLDERS' EQUITY/(DEFICIT)
 Preferred shares: $0.001 par value,10,000,000
  shares authorized: 2,000,000 Class A and
  2,000,000 Class B shares issues and outstanding         4,000          4,000
 Common shares: $0.001 par value, 100,000,000
  shares authorized: 52,506,023 and 48,589,773
  shares issues and outstanding, respectively            52,056         48,590
 Stock subscription payable                              45,080         28,500
 Additional paid-in capital                          33,465,069     32,719,057
 Accumulated other comprehensive income              (1,828,951)    (1,647,531)
 Accumulated deficit                                (33,951,240)   (35,685,750)
                                                   ------------  -------------
     Total Stockholders' Equity/(Deficit)            (2,213,986)    (4,533,134)
                                                   ------------  -------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY/(DEFICIT)                         $  2,734,847  $   1,192,280
                                                   ------------  -------------



















   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
         Statements of Operations and Other Comprehensive Income (Loss)
                                   (unaudited)

                                 For the Three Months Ended   For the Nine Months Ended
                                        September 30,              September 30,
                                 --------------------------- ---------------------------
                                      2008         2007          2008         2007
                                 ------------- ------------- ------------- -------------
                                   (restated)                  (restated)
REVENUES
 Subscription revenue            $    757,287  $    773,818  $  2,317,050  $  2,298,473
 Advertising revenue                1,060,491       817,523     3,528,786     1,675,992
 Other revenue                         49,409        19,037       144,553        53,725
                                 ------------  ------------  ------------  ------------
    Total Revenues                  1,867,187     1,610,378     5,990,389     4,028,190
                                 ------------  ------------  ------------  ------------
COST OF SALES
 Financial content                    490,615       364,973     1,431,112     1,262,087
 Other cost of sales                      396         1,082         2,538         3,875
                                 ------------  ------------  ------------  ------------
    Total Cost of Sales               491,011       366,055     1,433,650     1,265,962
                                 ------------  ------------  ------------  ------------
GROSS PROFIT                        1,376,176     1,244,323     4,556,739     2,762,228
                                 ------------  ------------  ------------  ------------
OPERATING EXPENSES
 Management expense                   120,000             -       360,000       240,000
 Professional fees                    216,500        49,609       884,488     1,111,773
 Research and development             123,841       139,971       395,544       327,840
 Marketing expense                    146,899     1,819,988       639,822     3,276,579
 General and administrative           175,398       268,242       429,825       638,067
                                 ------------  ------------  ------------  ------------
    Total Operating Expenses          782,638     2,277,810     2,709,679     5,594,259
                                 ------------  ------------  ------------  ------------
INCOME (LOSS) FROM OPERATIONS         593,538    (1,033,487)    1,847,060    (2,832,031)
                                 ------------  ------------  ------------  ------------
OTHER INCOME (EXPENSE)
 Gain (Loss) on sale of assets        (47,215)     (114,771)     (145,147)      (48,350)
 Gain on settlement of debt                 -             -       307,974             -
 Interest expense                     (95,206)            -      (275,377)            -
                                 ------------  ------------  ------------  ------------
    Total Other Income (Expense)     (142,421)     (114,771)     (112,550)      (48,350)
                                 ------------  ------------  ------------  ------------
NET INCOME (LOSS) BEFORE
 INCOME TAXES                         451,117    (1,148,258)    1,734,510    (2,880,381)

INCOME TAX EXPENSE                          -             -             -             -
                                 ------------  ------------  ------------  ------------













  The accompanying notes are a integral part of these financials statements.

                                 ALPHATRADE.COM
         Statements of Operations and Other Comprehensive Income (Loss)
                                   (unaudited)
                                  (continued)

                                 For the Three Months Ended   For the Nine Months Ended
                                        September 30,              September 30,
                                 --------------------------- ---------------------------
                                      2008         2007          2008         2007
                                 ------------- ------------- ------------- -------------
                                   (restated)                  (restated)
NET INCOME (LOSS)                $    451,117  $ (1,148,258) $  1,734,510  $ (2,880,381)
                                 ============  ============  ============  ============
OTHER COMPREHENSIVE INCOME (LOSS)$   (527,751) $          -  $   (181,420) $   (342,452)
                                 ------------  ------------  ------------  ------------
TOTAL COMPREHENSIVE INCOME (LOSS)$    (76,634) $ (1,148,258) $  1,553,090  $ (3,222,833)
                                 ============  ============  ============  ============
BASIC EARNINGS (LOSS) PER SHARE  $       0.01  $      (0.03) $       0.03  $      (0.07)
                                 ============  ============  ============  ============
COMPREHENSIVE BASIC EARNINGS
      (LOSS) PER SHARE           $      (0.00) $      (0.03) $       0.03  $      (0.07)
                                 ============  ============  ============  ============
FULLY DILUTED INCOME (LOSS)
      PER SHARE                  $       0.00  $      (0.03) $       0.01  $      (0.07)
                                 ============  ============  ============  ============
COMPREHENSIVE FULLY DILUTED
  INCOME (LOSS) PER SHARE        $      (0.00) $      (0.03) $       0.01  $      (0.07)
                                 ============  ============  ============  ============
BASIC WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING            51,708,336    44,613,473    50,616,857    43,029,594
                                 ============  ============  ============  ============
FULLY DILUTED WEIGHTED AVERAGE
  NUMBER OF SHARES OUTSTANDING    118,685,186    44,613,472   117,593,707    43,029,594
                                 ============  ============  ============  ============
























   The accompanying notes are a integral part of these financials statements.

                                 ALPHATRADE.COM
                  Statements of Stockholders' Equity/(Deficit)
                                   (restated)

                     Preferred Stock     Common Stock    Additional   Stock       Other                            Total
                     ---------------- ------------------ Paid-In     Subscription Comprehensive Accumulated    Stockholder's
                      Shares   Amount   Shares   Amount   Capital    Receivable   Income          Deficit        Equity
                     --------- ------ ---------- ------- ----------- ----------   ------------- -------------  -------------
Balance,
 December 31, 2006   4,000,000 $4,000 40,425,027 $40,425 $30,853,661 $ (30,000)   $   (717,860) $(31,111,747)  $   (961,521)
Common stock issued
 for cash at $0.18
 per share                   -      -  2,287,500   2,288     454,212    28,500               -             -        485,000
Common stock issued
 for services at
 $0.20 per share             -      -  5,877,246   5,877   1,052,066         -               -             -      1,057,943
Value of stock
 purchase warrants
 granted                     -      -          -       -     207,728         -               -             -        207,728
Value of stock
 options issued under
 the 2007 stock
 option plan                 -      -          -       -     131,540         -               -             -        131,540
Contributed capital          -      -          -       -      19,850         -               -             -         19,850
Amortization of
 prepaid expense             -      -          -       -           -    30,000               -             -         30,000
Net income for the
 year ended
 December 31, 2007           -      -          -       -           -         -        (929,671)   (4,574,003)    (5,503,674)
                     --------- ------ ---------- ------- ----------- ---------    ------------  ------------   ------------
Balance,
 December 31, 2007   4,000,000  4,000 48,589,773  48,590  32,719,057    28,500      (1,647,531)  (35,685,750)    (4,533,134)
Common stock issued
 for cash at $0.20
 per share                   -      -  1,075,000   1,075     196,425    16,580               -             -        214,080
Common stock
 issued for
 services at $0.17
 per share                   -      -  2,391,250   2,391     392,210         -               -             -        394,601
Value of stock
 purchase warrants
 granted                     -      -          -       -      14,233         -               -             -         14,233
Value of stock
 options issued
 under stock option
 plans                       -      -          -       -     143,144         -               -             -        143,144
Net income for the
 nine months ended
 September 30, 2008          -      -          -       -           -         -        (181,420)    1,734,510      1,553,090
                     --------- ------ ---------- ------- ----------- ---------    ------------  ------------   ------------
Balance,
 September 30, 2008
 (unaudited)         4,000,000 $4,000 52,056,023 $52,056 $33,465,069 $  45,080    $ (1,828,951) $(33,951,240)  $ (2,213,986)
                     ========= ====== ========== ======= =========== =========    ============  ============   ============


















   The accompanying notes are a integral part of these financials statements.

                                 ALPHATRADE.COM
                            Statements of Cash Flows
                                  (unaudited)

                                                   For the Nine Months Ended
                                                         September 30,
                                                  ----------------------------
                                                        2008         2007
                                                  -------------- -------------
                                                     (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                $   1,734,510  $ (2,880,381)
 Adjustments to reconcile net income (loss) to
  net cash used by operating activities:
   Depreciation expense                                  13,745        10,010
   Value of stock options and warrants granted          157,377       103,478
   Loss on sale of assets                               145,147        48,350
   Gain on settlement of debt                          (307,972)            -
   Amortization of services prepaid by
      common stock                                            -        30,000
   Investments received as payment for accounts
      receivable                                     (2,135,263)     (862,139)
   Common stock issued for services                     394,601       693,240
 Changes in operating assets and liabilities:
   Proceeds from bank overdraft                          16,038             -
   Changes in accounts receivable                       (34,077)       63,483
   Changes in prepaid expenses                           (8,150)        4,148
   Changes in deferred revenues                        (855,815)        7,050
   Changes in related party payables                    436,159     1,239,072
   Changes in accounts payable and accrued expenses      (5,421)    1,239,143
                                                  -------------  ------------
      Net Cash Used in Operating Activities            (449,121)     (304,546)
                                                  -------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Sale of securities                                     100,215        57,899
 Purchase of fixed assets                               (18,579)      (23,396)
                                                  -------------  ------------
      Net Cash Provided by Investing Activities          81,636        34,503
                                                  -------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Stock subscriptions payable                             16,580             -
 Common stock issued for cash                           197,500       191,000
 Contributed capital                                          -        19,850
                                                  -------------  ------------
      Net Cash Provided by Financing Activities         214,080       210,850
                                                  -------------  ------------
      NET DECREASE IN CASH                             (153,405)      (59,193)
      CASH AT BEGINNING OF PERIOD                       153,760       147,323
                                                  -------------  ------------
      CASH AT END OF PERIOD                       $         355  $     88,130
                                                  =============  ============



   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                            Statements of Cash Flows
                                  (unaudited)
                                  (continued)

                                                   For the Nine Months Ended
                                                         September 30,
                                                  ----------------------------
                                                        2008         2007
                                                  -------------- -------------
                                                     (restated)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    CASH PAID FOR:

      Interest                                    $      64,513  $          -
      Income Taxes                                $           -  $          -

    NON CASH FINANCING ACTIVITIES:
      Common stock issued for services
        and contributions                         $     394,601  $    693,240
      Value of stock options and warrants
        granted                                   $     157,377  $    103,478


































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

                                 ALPHATRADE.COM
                        Notes to the Financial Statements


NOTE 2 - OUTSTANDING COMMON STOCK OPTIONS AND STOCK PURCHASE WARRANTS
        (Continued)
                                           Weighted    Weighted
                                           Options     Average      Average
                                           and         Exercise     Grant Date
                                           Warrants    Price        Fair Value
                                           -----------------------------------
         Outstanding, December 31, 2007    51,570,347  $   0.36     $    0.36
            Granted                         9,245,000      0.21          0.21
            Expired                        (2,043,497)     0.73          0.73
            Exercised                        (448,650)     0.25          0.25

         Outstanding, September 30, 2008   58,323,200  $   0.32     $    0.32

         Exercisable, September 30, 2008   36,976,850  $   0.37     $    0.37

NOTE 3 - RESTATED FINANCIAL STATEMENTS

         The Company has restated its financial statements as of and for the period ended September 30, 2008 to reflect the reversal of $2,180,912 of advertising revenues not properly recognized in accordance with the Company's revenue recognition policy. The following summarized financial statements compare the financial statements before and after the restatement.

  CURRENT ASSETS                                      (original)    (restated)
   Cash                                              $        355  $        355
   Accounts receivable                                  4,293,267         2,554
   Marketable securities-available for sale             2,370,478     2,370,478
   Marketable securities-available for sale
      related party                                         2,093         2,093
   Prepaid expenses                                         8,900         8,900
                                                     ------------  ------------
   Total Current Assets                                 6,675,093     2,384,380
                                                     ------------  ------------
  PROPERTY AND EQUIPMENT, net                              50,467        50,467
                                                     ------------  ------------
  OTHER ASSETS
   Investments, at cost                                   300,000       300,000
                                                     ------------  ------------
           TOTAL ASSETS                              $  7,025,560  $  2,734,847
                                                     ============  ============
  CURRENT LIABILITIES
     Accounts payable and accrued expenses          $   2,091,429  $  2,091,429
     Bank overdraft                                        16,038        16,038
     Related party payables                             2,626,573     2,626,573
     Deferred revenues                                  1,438,994       214,793
                                                    -------------  ------------
           Total Current Liabilities                    6,173,034     4,948,833
                                                    -------------  ------------
  TOTAL LIABILITIES                                     6,173,034     4,948,833
                                                    -------------  ------------

  STOCKHOLDERS' EQUITY/(DEFICIT)
     Preferred shares: $0.001 par value,10,000,000
      shares authorized: 2,000,000 Class A and
      2,000,000 Class B shares issues and outstanding       4,000         4,000
     Common shares: $0.001 par value, 100,000,000
      shares authorized:  52,506,023 and 48,589,773
      shares issues and outstanding,respectively           52,056        52,056
     Stock subscription payable                            45,080        45,080
     Additional paid-in capital                        33,465,069    33,465,069
     Accumulated other comprehensive income            (1,828,951)   (1,828,951)
     Accumulated deficit                              (30,884,728)  (33,951,240)
                                                    -------------  ------------
           Total Stockholders' Equity/(Deficit)           852,526    (2,213,986)
                                                    -------------  ------------
           TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY/(DEFICIT)           $   7,025,560  $  2,734,847
                                                    =============  ============
     Subscription revenue                           $   2,317,050  $  2,317,050
     Advertising revenue                                5,909,699     3,528,786
     Other revenue                                        144,553       144,553
                                                    -------------  ------------
           Total Revenues                               8,371,302     5,990,389
                                                    -------------  ------------
  COST OF SALES
     Financial content                                  1,431,112     1,431,112
     Other cost of sales                                    2,538         2,538
                                                    -------------  ------------
           Total Cost of Sales                          1,433,650     1,433,650
                                                    -------------  ------------
  GROSS PROFIT                                          6,937,652     4,556,739
                                                    -------------  ------------
  OPERATING EXPENSES
     Management expense                                   360,000       360,000
     Professional fees                                    884,488       884,488
     Research and development                             395,544       395,544
     Marketing expense                                    639,822       639,822
     General and administrative                           629,826       429,825
                                                    -------------  ------------
           Total Operating Expenses                     2,909,680     2,709,679
                                                    -------------  ------------
  INCOME FROM OPERATIONS                                4,027,972     1,847,060
                                                    -------------  ------------
  OTHER INCOME (EXPENSE)
     Gain (Loss) on sale of assets                       (145,147)     (145,147)
     Gain on settlement of debt                           307,974       307,974
     Interest expense                                    (275,377)     (275,377)
                                                    -------------  ------------
           Total Other Income (Expense)                  (112,550)     (112,550)
                                                    -------------  ------------
  NET INCOME BEFORE INCOME TAXES                        3,915,422     1,734,510
  INCOME TAX EXPENSE                                            -             -
                                                    -------------  ------------

  NET INCOME                                        $   3,915,422  $  1,734,510
                                                    =============  ============
  OTHER COMPREHENSIVE INCOME (LOSS)                 $    (181,420) $   (181,420)
                                                    -------------  ------------
  TOTAL COMPREHENSIVE INCOME (LOSS)                 $   3,734,002  $  1,553,090
                                                    =============  ============
  BASIC EARNINGS PER SHARE                          $        0.08  $       0.03
                                                    =============  ============
  COMPREHENSIVE BASIC EARNINGS PER SHARE            $        0.07  $       0.03
                                                    =============  ============
  FULLY DILUTED INCOME PER SHARE                    $        0.03  $       0.01
                                                    =============  ============
  COMPREHENSIVE FULLY DILUTED INCOME PER SHARE      $        0.03  $       0.01
                                                    =============  ============
  BASIC WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING                              50,616,857    50,616,857
                                                    =============  ============
  FULLY DILUTED WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING                             117,593,707   117,593,707
                                                    =============  ============

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

Restated Financial Statements

The Company has restated its financial statements as of and for the period ended September 30, 2008 to reflect the reversal of $2,180,912 of advertising revenues because management concluded that the collectability of the subject fees was not reasonably assured.


Results of Operations.


THREE MONTHS ENDED SEPTEMBER 30, 2008 and 2007
-----------------------------------------

During the three months ended September 30, 2008, revenue growth slowed due to the unparalleled turbulence and overall decline in all of the financial markets. Our advertising business grew minimally as many clients put their marketing and advertising budgets on hold until the economy picked up or their business outlook improved. Revenue for 2008's third quarter was $1,867,187, which is a 16% increase over 2007's third quarter revenue of $1,610,378. Advertising revenues in the third quarter were $1,060,491 in 2008 and $817,523 in 2007. We revised our advertising pricing to reflect the downturn in the economy so we could attract new business and to make it easier for clients to make a marketing buying decision.

We continue to focus on increasing the traffic to our stable of websites to ensure our advertising clients have a highly desirable demographic target audience. We are experiencing success with building new subscribers to our business networking site, www.zenobank.com, which was launched last quarter. The site provides a comprehensive forum for companies, businesses associated with the financial markets and investors to network using all of the modern, web-based tools available such as blogs, forums, and chat rooms. Every public company, once they sign up, will have complete and accurate financial data on their profile pages on ZenoBank - this will ensure they are compliant with all regulatory policies with respect to investor relations.

Our cost of sales for our financial products is directly related to the price of our financial feeds and content. Some of these costs are fixed monthly fees and others are based on the number of users or subscribers. We believe the market conditions at present will encourage people to save money in every way possible and with the cost effective products AlphaTrade has in both the E-Gate and advertising programs, we believe this could be beneficial for us in increasing our client base for all of our products. For the third quarter of 2008 our cost of sales was 26% of revenues compared to 36% of revenues in 2007. As our revenues increase, this percentage may become more favorable in terms of profitable operations.

We realized a net income of $451,117 for the three months ended September 30, 2008 compared to a loss of $1,148,258 for the three months ended September 30, 2007. This is an increase of $1,599,375 and directly related to the growth of our advertising business. During 2008 we paid $539,822 to consultants for marketing fees.

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

Our operating expenses decreased to $782,641 in 2008 from $2,277,810 in 2007 mainly due to the fact that we did not renew or we terminated our sports sponsorships.

Historically, many of our expenses are paid in shares of our common stock. The expenses are recorded at the fair value of the shares issued. Excluding these non cash expenses the income (loss) for the three months ended September 30, 2008 and 2007 would have been $667,294 and ($763,582), respectively. The loss in 2007 is almost entirely due to the payments made on behalf of our sports sponsorships.


NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
---------------------------------------------
During the nine months ended September 30, 2008, revenue growth was driven by our increased advertising business. Revenue for the first three quarters of 2008 was $5,990,389, which is a 49% increase over the revenue for 2007's first three quarters of $4,028,190. The most substantial growth was advertising and within that category the largest increase was from referral and repeat business. Advertising revenue in 2008's first three quarters was $3,528,786 compared to $1,675,992 in 2007's first three quarters. Our advertising model is unique in the industry because we have a high traffic website and our audience is comprised of a specific demographic. We are building a client base of companies that are seeking brand awareness in combination with building their shareholder base. Our advertising client base is increasing because we have created relationships with investor and public relations firms.

We continue to focus on increasing the traffic to our stable of websites to ensure our advertising clients have a highly desirable demographic target audience. We are experiencing success with building new subscribers to our business networking site, www.zenobank.com, which was launched last quarter. The site provides a comprehensive forum for companies, business associated with the financial markets and investors to network using all of the modern, web-based tools available such as blogs, forums, and chat rooms. Every public company, once they sign up, will have complete and accurate financial data on their profile pages on ZenoBank - this will ensure they are compliant with all regulatory policies with respect to investor relations.

Our cost of sales for our financial products is directly related to the price of our financial feeds and content. Some of these costs are fixed monthly fees and others are based on the number of users or subscribers. We believe the market conditions at present will encourage people to save money in every way possible and with the cost effective products AlphaTrade has in both the E-Gate and advertising programs, we believe this could be beneficial for us in increasing our client base for all of our products. For the first three quarters of 2008 our cost of sales was 28% of revenues compared to 31% in 2007. As our advertising revenues increase, this percentage may become more favorable in terms of profitable operations.

We realized net income of $1,734,510 for the first three quarters ended September 30, 2008 compared to a loss of $2,880,381 for the first three quarters ended September 30, 2007. This is an increase of $4,614,891 and directly related to the growth of our advertising business. During the first nine months of 2008, none of our sports partnerships were active. In some cases, we terminated the sports sponsorship program for lack of tangible results and in some cases, we terminated due to breaches. To date in2008 we paid a total of $158,445 to a number of our sports sponsorship programs. During 2008 we paid $481,377 to consultants for marketing fees.

Included in professional fees for 2008 are shares of common stock to investor relations consultants valued at $394,601 compared to $693,240 in 2007 and stock options to our employees valued at $157,377 compared to $103,478 in 2007. For the most part, the investor relations consultants are hired to bring new advertising clients to the company. We realized related party compensation expense of $360,000 for both 2008 and 2007. Our operating expenses decreased to $2,709,680 in 2008 from $5,594,259 in 2007 mainly due to the fact that we did not renew or we terminated our sports sponsorships.

Historically, many of our expenses are paid in shares of our common stock. The expenses are recorded at the fair value of the shares issued. Excluding these non cash expenses the income (loss) for the first half of 2008 and 2007 would have been $2,286,488 and ($2,083,663), respectively. The loss in 2007 is almost entirely due to the payments made on behalf of our sports sponsorships.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

N/A


Item 4.  Controls and Procedures

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Management determined that due to the lack of personnel with adequate knowledge, experience and training of United States Generally Accepted Accounting Principles, the Company's disclosure controls and procedures were not effective as of September 30, 2008. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.


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