Form 10-K
period 2008-12-31
ALPHATRADE COM
filed 2009-04-06
CIK 1076462

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark one)

|X|    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934

For the fiscal year ended : December 31, 2008
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

     Suite 116 - 930 West 1st Street
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

Indicate by check mark is the issuer is a well-known seasoned issuer, as defined
in Rule 405 of the Securities Act                 Yes       No |X|

Indicate by check if the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act.          Yes       No |X|

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

      Large accelerated filer             Accelerated filer
      Non-accelerated filer               Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                  Yes |_|   No |X|

The Issuer's revenue for its fiscal year ended December 31, 2008 is $6,075,031.

As of March 31, 2009, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $768,362 based on approximately 38,418,083 shares held by non affiliates at a price of $0.02.

As of December 31, 2008, there were outstanding 54,076,023 shares of Common
Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                TABLE OF CONTENTS

                                                                            PAGE
                                     PART I

ITEM 1.    Description of Business.                                           4
ITEM 1A.   Risk Factors                                                       6
ITEM 1B.   Unresolved Staff Comments                                         14
ITEM 2.    Properties.                                                       14
ITEM 3.    Legal Proceedings.                                                15
ITEM 4.    Submission of Matters to a Vote of Security Holders.              16

                                     PART II

ITEM 5.    Market for Common Equity Related Stockholder Matters And Issuer
           Purchases of Equity Securities.                                   16
ITEM 6.    Selected Financial Data                                           19
ITEM 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.                                            19
ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk.       23
ITEM 8.    Financials Statements And Supplementary Data.                     23
ITEM 9.    Changes In and Disagreements with Accountants on Accounting
           and Financial Disclosure.                                         23
ITEM 9A.   Controls and Procedures.                                          23
ITEM 9B.   Other Information.                                                24

                                    PART III

ITEM 10.   Directors, Executive Officers and Corporate Governance.           24
ITEM 11.   Executive Compensation.                                           25
ITEM 12.   Security Ownership of Certain Beneficial Owners and               30
           Management Related Stockholder Matters.
ITEM 13.   Certain Relationships and Related Transactions,
           and Director Independence.                                        31
ITEM 14.   Principal Accountant Fees and Services                            33
ITEM 15.   Exhibits.                                                         34

Signatures                                                                   36

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

Our headquarters are located at Suite 116 - 930 West 1st Street, North Vancouver, B.C. V7P3N4, Canada.

Overview

AlphaTrade began as a technology company focused on developing a web based stock quote service that was high quality, comprehensive and affordable. Over the years, we have augmented that product with other complimentary products. The single most important element of our business is our ever expanding database - it is one of the most prized databases in the business environment. Every person in our database has an interest in the markets, makes above average income, are independent thinkers, and are receptive to new ideas and products. All of our products are created out of a demand that presented itself from market conditions. Our real time stock quote service is a recognized and welcomed quality alternative to products offered by competitors that require signing long term agreements, they charge much higher prices and have complicated operating instructions.

Every new product we developed maintained our standard of high quality and affordability. As of this filing date, we have five diversified and unique revenue streams: real time stock quotes - E-Gate; financial information for websites - E-Trax; advertising, web design and web hosting services.

We have three websites all providing information and services that compliment all of our products - www.alphatrade.com, www.zenobank.com and http://finance.alphatrade.com . Our targeted online digital advertising and marketing programs are designed to serve many functions - every company has a need to maximize their advertising dollars.

Our marketing programs are multi-faceted - as visitors cruise our sites they will see many ads we have created. If they have a further interest in the company profiled they will be able to conduct their own due diligence on that company either from E-gate, E-trax or from our finance site. If a company decides to utilize our marketing programs to augment their investor relations or public relations program, we can provide them with E-Trax to ensure they are compliant from a regulatory point of view, and we can definitely give them a tremendous amount of exposure to a database that is proven to have an interest in publicly traded companies. Our marketing programs are much more professional than most investor relations activities that are mainstream for smaller cap companies.

Our own brand has become well recognized and trusted in the financial community. Since January 1999 when we commenced operations, AlphaTrade has prided itself on its ability to evolve. Our mandate is to aggressively build our business in markets that are over charged and fraught with under-performers. Our entire digital advertising business evolved from a lack we noticed in the advertising industry - no one was specifically serving the needs of developing and emerging companies. We launched our advertising program to serve that need and to bring some professionalism to a tainted industry. In the process, our operational costs have been lowered, our database is growing at a fast pace, our web traffic is soaring and our brand is becoming well recognized. This initiative has given us the opportunity to withstand the tremendous negative business environment of 2008. In fact, yet again, AlphaTrade has emerged with a new marketing opportunity that emerged because of the business environment of 2008 when so many people have lost their job. We have initiated a Home Based Business opportunity to allow people to work out of their homes and become sales people selling all of our products. This is yet another example of business diversification that becomes a win win situation for everyone involved.

Business Strategy

Our marketing strategy is building products and creating services that can survive and prosper in all economic times especially those times that are most challenging. Our advertising programs are a significant portion of our revenue now and our web traffic is building constantly. We aggressively market all of our products and services to the financial community. Our strongest revenue growth for 2008 came from our advertising programs and we expect this to continue into 2009.

AlphaTrade's unique positioning in the marketplace is protected by a number of factors: reasonable price, targeted advertisement placement, high volume web traffic, valuable associations, strong networking ability, and worldwide audience.

Our database is expanding as a direct result of our successful advertising promotions. This is generating new business for a variety of our products. 2008 has been a difficult business environment for all companies and we did experience a downturn in all facets of business at the close of the year. Since our products are very price conscious, we were able to reduce the migration of clients and are beginning to notice a small resurgence of new business. We fully expect a turbulent business environment over the next year but anticipate new business based on our price point, our large, targeted audience and our success rate for our advertising clients. All these factors favor growth even during a tumultuous business environment.

Our overall strategy reflects the attention we are paying to our revenue growth for 2008 and beyond. The Investor and Public relations business is very fragmented and needs some consolidation. This is exactly the type of business environment that requires a multi-pronged approach to get sustained results. AlphaTrade is partnering and networking to build an association of companies that work together to expand the reach and the exposure for all their clients. This approach is providing us with access to new clients and new strategic alliances that provide new opportunities to sell all of our products and services. Every one of our clients are exposed to all of our products and for the most part, can utilize more than one. The Internet public is fickle and expects unique content, interesting material, and clear concise content. For the most part, publicly traded companies cannot deliver this information in a form that is interesting to internet traffic so they do not have a lot of website traffic. Our websites accomplishes this for them - people coming to our sites already know they are getting condensed information and if they find it interesting they will make the decision to visit the corporate website. This approach alleviates a lot of unnecessary work for the company and ensure our clients are satisfied. Our goal is to get long term clients by providing services that help them build their business

Employees

We currently retain, through contracts with corporations, the services of two executive officers on a full time basis. In addition, through a Canadian management company, we employ eleven employees/contractors. Our employees are not members of any union, nor have we entered into any collective bargaining agreements. We believe that our relationship with our employees is excellent. We are anticipating hiring additional employees/contractors in the next year to handle anticipated growth.

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

As of December 31, 2008, we have incurred an accumulated net loss of approximately $34.8 million. Our management believes that while our business and products will be appealing to our current and future customers, and our revenues have continued to increase in the past three fiscal years, there is no assurance, we will be able to successfully continue to increase our revenues or that our products will be accepted by the market. Furthermore, in light of our significant losses, we will need to generate significant revenues to achieve and sustain profitability. If we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. Any of these factors could cause our stock price to decline.

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

To date, our additional sources of cash have been primarily limited to the sale of our securities and loans from related parties and outside sources. We cannot be certain that additional funding will be available on acceptable terms, if at all. To the extent that we raise additional funds by issuing equity securities or debt convertible debt securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct its business. If we are unable to raise additional capital, when required, or on acceptable terms, we may have to significantly delay, scale back or discontinue our products and services.

Risks Related to Our Business
-----------------------------

There are many competitors in the data feed industry. We expect competition to continue and intensify in the future. We also face competition from discount and full service brokerage firms that provide similar proprietary services to their own customer bases.

The market may not continue to accept our products and our E-Gate product. We generate a large portion of our revenue from subscribers who pay monthly for the E-Gate service. We do expect that E-Gate will continue to account for a substantial portion of our revenue for fiscal 2009. Our future financial performance will depend on increasing acceptance of our current products and on the successful development, introduction and customer acceptance of new products and services.

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

We will need to increase the size of our organization, and may experience difficulties in managing growth. We are a small company with a small number of employees as of December 31, 2008. We expect to experience a period of significant expansion in headcount, facilities, infrastructure and overhead and anticipate that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional independent contractors and managers. Our future financial performance and its ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

Our future success for our financial products depend upon our ability to aggregate and deliver compelling financial content over the Internet. We rely heavily on third party content providers, namely Reuters Information Ltd., Acquire Media Corporation and Morningstar, Inc. Currently we have a one year contract with Reuters which calls for monthly payments of $43,500, a one year contract with Acquire Media Corporation which calls for monthly payments of $3,500, and an annual contract with Hemscott, Inc. which was subsequently taken over by Morningstar, Inc., which calls for monthly payments of $5,000. All of the aforementioned contracts provide for automatic renewal unless both parties negotiate otherwise or unless the provider is unable to deliver the feed. Although there are many competitors to these feed suppliers and if necessary a new contract could be negotiated, a temporary disruption in these feed suppliers could have a negative effect on our business. We also have contracts with various stock exchanges and market quotation services including Nasdaq, the Pink Sheets, and the New York and Toronto exchanges. We supply this exchange data to our customers on a reimbursed basis. The loss of our data feeds from these exchanges and market quotation services would seriously damage our customer relations and likely result in a loss of our customers.

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

Our independent auditors have expressed a going concern qualification in their report dated March 31, 2009.

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

We are authorized to issue 100,000,000 shares of our common stock and 10,000,000 shares of preferred stock, of which as of December 31, 2008, 54,076,023 shares of common stock and 4,000,000 shares of preferred stock were issued and outstanding. In addition, we also have also issued warrants and stock options of which 55,210,200 are outstanding as of December 31, 2008, and 40,730,200 are exercisable at a weighted average exercise price of $0.33 to purchase an equivalent amount of shares of common stock. Assuming exercise of these warrants and stock options, we will be left with more than 14,000,000 authorized shares that remain unissued. These shares may be issued by our Board of Directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the market price of our common stock.

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

The exercise of our outstanding warrants and options may depress our stock price

We currently have 55,210,200 warrants and options to purchase shares of our common stock outstanding as of December 31, 2008, of which 40,730,200 are exercisable at a weighted average exercise price of $0.33 as of equal date. The exercise of warrants and/or options by a substantial number of holders within a relatively short period of time could have the effect of depressing the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

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

N/A

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

ITEM 3.  LEGAL PROCEEDINGS.

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

Sterling Mets, L.P. and Brooklyn Baseball Company, LLC v. AlphaTrade.com, Supreme Court of the State of New York, County of Queens Case No. 27541/2008

Plaintiff Sterling Mets, L.P. and Brooklyn Baseball Company, LLC ("Mets") commenced this action against the Company on or about November 12, 2008 in the Supreme Court of the State of New York, County of Queens. In its Complaint, Mets alleges a cause of action arising from the alleged breach of a Sponsorship Agreement, and seeks damages of $650,000.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fiscal year ended December 31, 2008.


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

2008 Fiscal Year - Quarterly Information
                                                     High              Low

First                                                0.24              0.125
Second                                               0.18              0.10
Third                                                0.17              0.05
Fourth                                               0.09              0.01

2007 Fiscal Year - Quarterly Information
                                                     High              Low

First                                                0.20              0.12
Second                                               0.32              0.15
Third                                                0.33              0.19
Fourth                                               0.33              0.19

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

Holders

As of December 31, 2008 there were 390 stockholders of record of our common stock. This does not include an indeterminate number of shareholders who may hold their shares in "street name".

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

The following unregistered securities have been issued since January 1, 2008 and have been previously disclosed in our Form 10-QSB's unless otherwise noted:

Fiscal year ended December 31, 2008

                                            Valued
Date          No. of Shares      Title      At          Reason
Jan./2008       400,000         Common      $0.20       For cash
Jan./2008       440,750         Common      $0.20       For services
Feb./2008       300,000         Common      $0.20       For cash
Feb./2008       480,000         Common      $0.20       For services
March/2008       45,000         Common      $0.20       For services
March/2008       25,000         Common      $0.20       For cash
April/2008       10,000         Common      $0.17       For services
May/2008        520,000         Common      $0.17       For services
June/2008       415,000         Common      $0.17       For services
June/2008       300,000         Common      $0.20       For cash
July/2008       130,500         Common      $0.165      For services
Aug./2008       150,000         Common      $0.13       For services
Aug./2008       200,000         Common      $0.16       For services
Sept./2008       50,000         Common      $0.15       For cash
Oct. 23/2008    400,000         Common      $0.04       Services
Oct. 29/2008  1,120,000         Common      $0.05       Services
Dec. 31/2008    500,000         Common      $0.02       Services

Information regarding our sales of our unregistered securities for the Fiscal years ended December 31, 2008 and 2007, other then what is set forth above, has been previously furnished in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

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

The following table summarizes our equity compensation plan information as of December 31, 2008.

                                                                Number of Shares
                                                             Remaining Available
                                                             for Future Issuance
                     Number of Shares to                         Under Equity
                       Be Issued upon      Weighted-Average   Compensation Plans
                         Exercise of      Exercise Price of   (Excluding Shares
                         Outstanding     Outstanding Options,    Reflected in
                      Options, Warrants  Warrants and Rights      Column (a))
Plan Category(1)         and Rights)            (b)                  (c)
-------------------- ------------------- -------------------  ----------------

Equity Compensation
  plans approved by
  stockholders              N/A                  N/A                N/A
Equity Compensation
  plans not approved
  by stockholders        51,520,347             $0.33             14,480,000
      Total              51,520,347             $0.33             14,480,000

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

Overview

We provide a broad array of financial products and services including in depth market information from all North American exchanges and many of the exchanges in the Middle East. We seek to grow our subscriber base by expanding to other geographic markets to meet the needs of our increasing subscriber base, to diversify the subscriber revenue stream and to mitigate our exposure to regional economic downturns.

During the twelve months ended December 31, 2008, we expanded our core products to include advertising aimed at satisfying the needs of small, mid-sized and large businesses with a desire to target specific demographics. This advertising service is unique in that it is entwined within the financial products and presented to the viewer for long periods during each business day.


Result of Operations for the twelve months ended December 31, 2008 and 2007

During the fiscal year ended December 31, 2008, we saw revenue increase every quarter. Total revenues for fiscal 2008 were $6,075,031 which is a 19% increase over fiscal 2007 sales of $5,093,225. The increase in revenue is directly attributable to the increase in our advertising revenue. We focused on building our advertising business to provide a more diversified revenue model for our future growth. Subscription revenues decreased to $3,027,619 from $3,064,459 in 2007. That is a 1% decrease due to the international financial crisis during the fourth quarter of 2008.

Our advertising revenue continued to grow at a fast pace in 2008. Advertising revenues increased from $1,926,276 in 2007 to $2,851,003 in 2008, an increase of 48%. Due to the success of our advertising campaigns and the increased visibility that our website is getting, our advertising programs are becoming more marketable to the mid-size and larger companies with expanded marketing budgets. Our advertising clients come from our direct marketing efforts. We recognized $192,126 in E-Trax revenue compared to $88,846 in the prior year

Our cost of sales is primarily the cost to purchase and disseminate the financial content we provide our customers. For the calendar year ended December 31, 2008 the cost was $1,854,268 compared to $1,727,258 in 2007.
The percentage of cost of sales to subscription revenues was 61% in 2008 compared to 56% in 2007 due mainly to price increases from the major financial content providers. Most of our financial content costs are fixed, meaning that the data and exchange providers charge a flat monthly fee. As our subscription volume goes up our cost of sales does not go up proportionately. Accordingly, as revenues increase in 2009 we expect the cost of sales percentage to decline. We also had $2,839 in other cost of sales in 2008 compared to $5,377 in 2007.

We have contracted with two companies for the services of two of the Company's officers and directors. These companies are not owned by the officers but the compensation earned by them is to the future benefit of the officers. Under the terms of the contracts entered into in 2005 the companies are to continue to receive a base salary of $240,000 each per year. The contracts also provide for annual bonuses equal to the annual salary and for stock options based upon performance levels. The companies declined bonuses for 2007 and 2008.

The total compensation expense to these entities was $480,000 in 2008 and $240,000 in 2007. The companies agreed to cancel $240,000 of the compensation for 2007. Similarly, the related party cash compensation is expected to be $480,000 in 2009.

We incurred $1,127,880 in professional fees in 2008 compared to $1,668,878 in 2007. $479,451 and $1,087,943 of this expense was paid in shares of our common stock in 2008 and 2007, respectively. Professional fees include fees paid to accountants, attorneys and investor relation firms. We had limited cash available to pay our professional consultants in 2008, so we paid many of them with shares of common stock. The shares were valued at market value for accounting purposes but discounted by the consultants for their services. We hope to be able pay for more services with cash in 2009 so that we can reduce the expense effect of this discounting.

We recorded research and development expense of $468,884 for 2008 compared to $439,456 in 2007. This expense reflects the cost of creating our digital media promotions, website enhancements, and development staff. This is what keeps us at the cutting edge of technology and ensures that our clients, both advertising and our monthly subscribers have the latest in Internet products at their disposal. The costs for research and development are expected to decline in 2009.

We expended $678,551 for marketing in 2008 compared to $4,511,673 in 2007.
This decrease from 2007 is due to our cancelled sports partnerships. Our cash resources will determine how much we can spend on marketing for 2009 but do not anticipate that it will increase substantially over 2008.

Our general and administrative expenses decreased by 59% in 2008 from $818,362 to $338,749. The decrease was primarily due to reduced rent and corporate costs. We expect the our general and administrative costs will remain low in 2009.

We realized a net income of $834,369 for the year ended December 31, 2008 compared to a net loss of $4,574,003 for the year ended December 31, 2007. Included in the net income for 2008 and the loss for 2007 was $770,113 and $1,447,061 respectively as the value of options and shares issued for services. Excluding these non-cash expenses, the net income for 2008 and loss for 2007 would have been $1,604,482 and $3,126,942, respectively. Due to our improved cash position we hope to minimize the practice of issuing shares of stock for services which will serve to also decrease our related party expense.

Liquidity and Capital Resources.

AlphaTrade has consistently been financed from raising capital through private equity offerings. We were provided $197,500 of cash in 2008 compared to $456,500 of cash in financing activities in 2007. For the twelve months ended December 31, 2008 we used net cash of $582,574 compared to $525,660 for the same period of 2007 in our operating activities. We had proceeds from investment activity of $270,384 and $47,097 in 2008 and 2007, respectively.

We expect that our 2009 cash inflows from operations due to the continuing difficulties in the world's financial markets. We expect that we will need to raise approximately $1,000,000 from either increased advertising revenues, a private placement of our common stock or a loan to meet our financial obligations.

We are continually investigating acquisition targets and our stock may be required as part of the consideration for any acquisition.

We currently have no material commitments for capital requirements. We believe that our capital inflows and our equipment infrastructure is adequate to handle the expected growth in 2009.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 8.  FINANCIAL STATEMENTS

Financial statements as of and for the fiscal years ended December 31, 2008 and 2007 been examined to the extent indicated in their report by Chisholm, Bierwolf, Nilson & Morrill, LLC, independent certified public accountants, and have been prepared in accordance with Generally Accepted Accounting Principles and pursuant to Regulation S-K as promulgated by the SEC. The aforementioned financial statements are included herein under Item 14 starting with page F-1.


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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework Based on our assessment we believe that, as of December 31, 2008, our internal control over financial reporting were not effective based on those criteria. Management determined that at December 31, 2008, the Company had a material weakness in its internal control over financial reporting because it did not have sufficient personnel with adequate knowledge, experience and training of United States Generally Accepted Accounting Principles commensurate with the Company's reporting requirements. This annual report does not include an attestation report of the Company's registered accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Management determined that due to the lack of personnel with adequate knowledge, experience and training of United States Generally Accepted Accounting Principles, the Company's disclosure controls and procedures were not effective as of December 31, 2008.

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

ITEM 9B. OTHER INFORMATION.

None

                                    PART III

ITEM 10. DIRECTORS,  EXECUTIVE OFFICERS, AND CORPORATE

The following table sets forth information regarding our directors and executive officers as of December 31, 2008:

       Name         Age                    Position               Director Since
------------------- --- ----------------------------------------- --------------

Penny Perfect*      55     Founder, Chairman, Chief Executive      October 1999
                           Officer, President and Director
Gordon Muir         55     Founder, Chief Technology Officer and   October 1999
                           Director
Katharine Johnston* 55     Vice-President                          January 2005
                           Director
Lisa McVeigh*       45     Director                                January 2000

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

LISA McVEIGH has served as a Director since January 21, 2000. Ms. McVeigh held the position of Financial Officer with British Columbia Film for over fourteen years and now is a Financial Consultant. Ms. McVeigh serves on the audit committee for AlphaTrade.com.

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

Compliance with Section 16 of the Exchange Act.

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2008, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

Director Compensation

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the fiscal year ended December 31, 2008.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and other named executive officers and directors of our Company whose total annual salary and bonus exceeded $100,000 (collectively, the "named officers") for fiscal years ended December 31, 2008 and December 31, 2007.

                           SUMMARY COMPENSATION TABLE

                                                     Long-Term and Other
                 Annual Compensation                 Compensation
                 -------------------------------     --------------------------
                                                     Number of
Name and                                     Other   Securities    All Other
Principal         Fiscal                     Annual  Underlying    Compensation
Positions         Year   Salary(1)   Bonus   Comp    Options
---------------------------------------------------  ---------------------------
Penny Perfect     2008   $240,000
CEO & President   2007   $120,000             --     --          -----
Chairman

Gordon J. Muir    2008   $240,000
Chief Technical   2007   $120,000             --     --          -------
Officer

(1) We have contracted with two companies for the services of above noted officers and directors. These companies are not owned by the officers but the compensation earned by them is to the future benefit of the officers. The management fees for 2008 are accrued and remain unpaid. With the exception of reimbursement of expenses incurred by our named executive officers during the scope of their consultancy none of the named executives received any other compensation, perquisites, personal benefits in excess of $10,000.

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

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information with respect concerning unexercised options; stock that has not vested; and equity incentive plan awards for each of our named executive officers outstanding as of the end of our to grants of options to purchase our common stock under our Stock Incentive Plan to the named executive officers during the fiscal year ended December 31, 2008.

                            Option Awards                                               Stock Awards
----------------------------------------------------------------------------  ---------------------------------
                                                                                           Equity     Equity
                                                                                         Incentive  Incentive
                                                                                           Plan    Plan Awards:
                                                                                  Market  Awards:  Market or
                                        Equity                                    Value   Number    Payout
                                      Incentive                                     of      of      Value
                                         Plan                                     Shares Unearned     of
                                       Awards:                          Number      or    Shares,  Unearned
                                        Number                         of Shares  Units  Units or   Shares,
           Number of     Number of        of                           or Units     of   Other     Units or
           Securities    Securities   Securities                       of Stock   Stock  Rights     Other
           Underlying    Underlying   Underlying                        That      That    That      Rights
          Unexercised   Unexercised  Unexercised   Option               Have      Have    Have     That Have
            Options       Options      Unearned   Exercise    Option     Not      Not      Not       Not
              ($)           ($)        Options     Price   Expiration  Vested    Vested  Vested     Vested
Name      Exercisable  Unexercisable     (#)        ($)       Date      ($)       ($)      (#)        ($)
------------------------------------------------------------------------------   ------- --------- ------------
Penny     14,500,000   750,000       --           $0.42    --          --        --      --        --
  Perfect
Gordon
  Muir    14,500,000   750,000       --           $0.42    --          --        --      --        --

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the stock ownership as of March 31, 2009, of each person who is known to be the beneficial owner of more than 5% of our common stock; held directly or indirectly by each director; or by each person who was our executive officer or director during the fiscal year ended December 31, 2008, and by our directors and executive officers as a group.
                                           Shares
                                       Beneficially
Name of Beneficial Owner               Owned(1)                Percent (2)

Penny Perfect                          22,941,620 (3)          33%
c/o AlphaTrade.com
Suite 116 - 930 West 1st Street
North Vancouver, B.C.

Gordon Muir                            22,716,320 (4)          33%
c/o AlphaTrade.com
Suite 116 - 930 West 1st Street
North Vancouver, B.C.

Katharine Johnston                        none
c/o AlphaTrade.com Suite 116 -
930 West 1st Street North
Vancouver, B.C.

Lisa McVeigh                              none
c/o AlphaTrade.com Suite 116 -
930 West 1st Street North
Vancouver, B.C.

All current directors and named        45,657,940              66%
officers as a group (3 in all)

(1) The shares are held in various private companies in which the officer may or may not hold a minority interest. Ms. Perfect and Mr. Muir are spouses. Accordingly, each spouse's holdings may also be deemed to be beneficially owned by the other.
(2) Percentage ownership is based upon 54,076,023 shares of common stock outstanding on December 31, 2008 and is calculated separately for each person on the basis of the actual number of outstanding shares beneficially owned as of December 31, 2008 and assumes the conversion of preferred shares held by such person (but not by anyone else).
(3) Includes direct and indirect ownership of common shares and includes 5,000,000 shares to be issued upon the conversion of A Series preferred Shares and 10,000,000 shares to be issued upon the conversion of B series preferred shares.
(4) Includes direct and indirect ownership of common shares and includes 5,000,000 shares to be issued upon the conversion of A Series preferred shares and 10,000,000 shares to be issued upon the conversion of B series preferred shares.

                            Equity Compensation Table

The following table summarizes our equity compensation plan information as of December 31, 2008.

                                                                Number of Shares
                                                             Remaining Available
                                                             for Future Issuance
                    Number of Shares to                         Under Equity
                       Be Issued upon     Weighted-Average   Compensation Plans
                         Exercise of     Exercise Price of   (Excluding Shares
                         Outstanding    Outstanding Options,    Reflected in
                     Options, Warrants  Warrants and Rights      Column (a))
Plan Category(1)         and Rights)           (b)                   (c)
--------------------  ----------------  -------------------  -------------------
Equity Compensation
  plans approved
  by stockholders           N/A                   N/A               N/A
Equity Compensation
  plans not approved
  by stockholders        51,520,347             $0.33             14,480,000
       Total             51,520,347             $0.33             14,480,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

Certain Relationships  And  Related  Transactions:   Transactions  With  Related
Persons, Promoters And Certain Control Persons

During the year ended December 31, 2008, two companies owned for the benefit of the two officers of the Company accrued management fees of $480,000 which was recorded as related party compensation.

During the year ended December 31, 2007, two companies owned for the benefit of the two officers of the Company accrued management fees of $240,000 which was recorded as related party compensation.


Related party payables at December 31, 2008 consisted of the following:

                           Officer bonuses              $   78,000
                           Officer accrued wages        $  578,330
                           Loan advances                $2,089,932
                                                        ----------
                                                        $2,746,262
                                                        ==========

There have not been any other transactions or proposed transactions during the fiscal years ended December 31, 2008 and 2007, to which we were or is are to be a party, in which our officers, directors or nominees had or are to have a direct or indirect material interest.

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

We have no formal policy regarding director attendance at the annual meeting of stockholders, although all directors are expected to attend the annual meeting of stockholders if they are able to do so. The board of directors held approximately 13 meetings in 2008 either in person or telephonic. During both all of the board meetings, all four board members were present, either by person or on the telephone in the case of the telephonic meetings.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Chisholm, Bierwolf & Nilson, LLC for professional services rendered for the fiscal years ended December 31, 2008 and December 31, 2007:

             Fee Category          Fiscal 2008 Fees   Fiscal 2007 Fees
      -------------------------    ----------------   ----------------
      Audit Fees                   $27,940.00          $28,376.00
      Audit-Related Fees                --                 --
      Tax Fees                          --
      All Other Fees                    --                 --
                                   ----------          ----------
      Total Fees                   $27,940.00          $28,376.00

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

                           December 31, 2008 and 2007

                                 C O N T E N T S



Report of Independent Registered Public Accounting Firms............. F-3

Balance Sheets....................................................... F-4

Statements of Operations............................................. F-6

Statements of Stockholders' Equity (Deficit)......................... F-8

Statements of Cash Flows............................................. F-9

Notes to the Financial Statements.................................... F-10

       Report of Independent Registered Public Accounting Firms

                                 ALPHATRADE.COM
                                 Balance Sheets

                                     ASSETS
                                     ------
                                                     December 31, December 31,
                                                         2008          2007
                                                     ------------ ------------
CURRENT ASSETS

 Cash                                                $    55,650  $   153,760
 Accounts receivable, net                              1,172,064       28,047
 Marketable securities-available for sale              1,558,876      658,858
 Marketable securities-available for sale
   related party                                           2,093        5,232
 Prepaid expenses                                          1,000          750
                                                     -----------  -----------
      Total Current Assets                             2,789,683      846,647
                                                     -----------  -----------
PROPERTY AND EQUIPMENT, net                               45,776       45,633
                                                     -----------  -----------
OTHER ASSETS

 Investments, at cost                                          -      300,000
                                                     -----------  -----------
      TOTAL ASSETS                                   $ 2,835,459  $ 1,192,280
                                                     ===========  ===========





























   The accompanying notes are an integral part of these financial statements.

                                 ALPHATARADE.COM
                                 Balance Sheets

                 LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
                 ---------------------------------------------
                                                     December 31, December 31,
                                                         2008          2007
                                                     ------------ ------------
CURRENT LIABILITIES
 Accounts payable and accrued expenses               $ 2,161,854  $ 2,404,822
 Related party payables                                2,746,262    2,190,414
 Deferred revenues                                       737,010    1,130,178
                                                     -----------  -----------
      Total Current Liabilities                        5,645,126    5,725,414
                                                     -----------  -----------
TOTAL LIABILITIES                                      5,645,126    5,725,414
                                                     -----------  -----------
COMMITMENTS AND CONTINGENCIES                                  -            -

STOCKHOLDERS' (DEFICIT)

 Preferred shares: $0.001 par value, 10,000,000
  shares authorized: 2,000,000 Class A and
  2,000,000 Class B shares issues and outstanding          4,000        4,000
 Common shares: $0.001 par value, 100,000,000
  shares authorized: 54,076,023 and 48,589,773
  shares issues and outstanding, respectively             54,076       48,590
 Stock subscription payable                               45,080       28,500
 Additional paid-in capital                           33,681,184   32,719,057
 Accumulated other comprehensive income               (1,742,626)  (1,647,531)
 Accumulated deficit                                 (34,851,381) (35,685,750)
                                                     -----------  -----------
      Total Stockholders' (Deficit)                   (2,809,667)  (4,533,134)
                                                     -----------  -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)  $ 2,835,459  $ 1,192,280
                                                     ===========  ===========




















   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
         Statements of Operations and Other Comprehensive Income (Loss)

                                                         For the Years Ended
                                                             December 31,
                                                      -------------------------
                                                          2008         2007
                                                      ------------ ------------
REVENUES
 Subscription revenue                                 $ 3,027,619  $ 3,064,459
 Advertising revenue                                    2,851,003    1,926,276
 Other revenue                                            196,409      102,490
                                                      -----------  -----------
    Total Revenues                                      6,075,031    5,093,225
                                                      -----------  -----------
COST OF SALES
 Financial content                                      1,854,268    1,727,258
 Other cost of sales                                        2,839        5,377
                                                      -----------  -----------
    Total Cost of Sales                                 1,857,107    1,732,635
                                                      -----------  -----------
GROSS PROFIT                                            4,217,924    3,360,590
                                                      -----------  -----------
OPERATING EXPENSES
 Management expense                                       480,000      240,000
 Professional fees                                      1,127,880    1,668,878
 Research and development                                 468,884      439,456
 Marketing expense                                        678,551    4,511,673
 General and administrative                               338,749      818,362
                                                      -----------  -----------
    Total Operating Expenses                            3,094,064    7,678,369
                                                      -----------  -----------
INCOME (LOSS) FROM OPERATIONS                           1,123,860   (4,317,779)
                                                      -----------  -----------
OTHER INCOME (EXPENSE)
 Realized gains (losses) on sale of
      marketable securities                              (223,068)     (44,223)
 Gain on settlement of debt                               307,974            -
 Interest expense                                        (374,397)    (212,001)
                                                      -----------  -----------
    Total Other Income (Expense)                         (289,491)    (256,224)
                                                      -----------  -----------
NET INCOME (LOSS) BEFORE INCOME TAXES                     834,369   (4,574,003)

INCOME TAX EXPENSE                                              -            -
                                                      -----------  -----------










   The accompanying notes are a integral part of these financials statements.

                                 ALPHATRADE.COM
         Statements of Operations and Other Comprehensive Income (Loss)
                                  (Continued)

                                                         For the Years Ended
                                                             December 31,
                                                      -------------------------
                                                          2008         2007
                                                      ------------ ------------
NET INCOME (LOSS)                                     $   834,369  $(4,574,003)
                                                      ===========  ===========
OTHER COMPREHENSIVE INCOME (LOSS)                     $   (95,095) $  (929,671)

TOTAL COMPREHENSIVE INCOME (LOSS)                     $   739,274  $(5,503,674)
                                                      ===========  ===========
BASIC EARNINGS (LOSS) PER SHARE                       $      0.02  $     (0.09)
                                                      ===========  ===========
FULLY DILUTED INCOME (LOSS) PER SHARE                 $      0.01  $     (0.09)
                                                      ===========  ===========
BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING    51,175,987   48,589,773
                                                      ===========  ===========
FULLY DILUTED WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                                81,175,987   48,589,773
                                                      ===========  ===========
































   The accompanying notes are a integral part of these financials statements.

                                 ALPHATRADE.COM
                      Statements of Stockholders' (Deficit)

                     Preferred Stock     Common Stock    Additional     Stock       Other                        Total
                     ---------------- ------------------ Paid-In     Subscription Comprehensive Accumulated   Stockholders'
                      Shares   Amount   Shares   Amount   Capital    Receivable      Income       Deficit       Equity
                     --------- ------ ---------- ------- ----------- ----------   ------------- ------------- --------------
Balance,
 December 31, 2006   4,000,000 $4,000 40,425,027 $40,425 $30,853,661 $ (30,000)   $   (717,860) $(31,111,747) $    (961,521)
Common stock issued
 for cash at $0.18 per share -      -  2,287,500   2,288     454,212    28,500               -             -        485,000
Common stock issued
 for services at
 $0.20 per share             -      -  5,877,246   5,877   1,052,066         -               -             -      1,057,943
Value of stock
 purchase warrants
 granted                     -      -          -       -     207,728         -               -             -        207,728
Value of stock
 options issued
 under the 2007
 stock option plan           -      -          -       -     131,540         -               -             -        131,540
Contributed capital          -      -          -       -      19,850         -               -             -         19,850
Amortization of
 prepaid expense             -      -          -       -           -    30,000               -             -         30,000
Net income for the
 year ended December
 31, 2007                    -      -          -       -           -         -        (929,671)   (4,574,003)    (5,503,674)
                     --------- ------ ---------- ------- ----------- ---------    ------------  ------------  -------------
Balance,
 December 31, 2007   4,000,000  4,000 48,589,773  48,590  32,719,057    28,500      (1,647,531)  (35,685,750)    (4,533,134)
Common stock issued
 for cash at $0.15
 and $0.20 per share         -      -  1,075,000   1,075     196,425    16,580               -             -        214,080
Common stock issued
 for services at $0.02
 to $0.21 per share          -      -  4,411,250   4,411     475,040         -               -             -        479,451
Value of stock
 purchase warrants
 vested                      -      -          -       -      25,652         -               -             -         25,652
Value of stock options
 issued under stock
 option plans                -      -          -       -     265,010         -               -             -        265,010
Net income for the
 year ended
 December 31, 2008           -      -          -       -           -         -         (95,095)      834,369        739,274
                     --------- ------ ---------- ------- ----------- ---------    ------------  ------------  -------------
Balance,
 December 31, 2008   4,000,000 $4,000 54,076,023 $54,076 $33,681,184 $  45,080    $ (1,742,626) $(34,851,381) $  (2,809,667)
                     ========= ====== ========== ======= =========== =========    ============  ============  =============





   The accompanying notes are a integral part of these financials statements.

                                 ALPHATRADE.COM
                            Statements of Cash Flows
                                                         For the Year Ended
                                                             December 31,
                                                    ---------------------------
                                                         2008          2007
CASH FLOWS FROM OPERATING ACTIVITIES                ------------- -------------
Net income (loss)                                  $    834,369  $ (4,574,003)
 Adjustments to reconcile net income (loss) to
  net cash used by operating activities:
   Depreciation expense                                   18,435        15,614
   Value of stock options and warrants granted           290,662       359,118
   Loss on sale of investments                           223,068        44,223
   Gain on settlement of debt                           (307,974)            -
   Investments received as payment for accounts
      receivable                                      (1,204,004)   (1,724,320)
   Common stock issued for services                      479,451     1,087,943
 Changes in operating assets and liabilities:
   Changes in accounts receivable                     (1,144,017)       36,719

   Changes in prepaid expenses                              (250)        6,398
   Changes in deferred revenues                         (393,168)      888,846
   Changes in related party payables                     555,848     1,476,119
   Changes in accounts payable and accrued expenses       65,006     1,857,683
                                                    ------------  ------------
      Net Cash Used in Operating Activities             (582,574)     (525,660)
                                                    ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Sale of securities                                      288,962        70,794
 Purchase of fixed assets                                (18,578)      (23,697)
                                                    ------------  ------------
      Net Cash Provided by Investing Activities          270,384        47,097
                                                    ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Common stock issued for cash                            197,500       456,500
 Stock subscriptions payable                              16,580        28,500
                                                    ------------  ------------
       Net Cash Provided by Financing Activities         214,080       485,000
                                                    ------------  ------------
    NET DECREASE IN CASH                                 (98,110)        6,437
    CASH AT BEGINNING OF PERIOD                          153,760       147,323
                                                    ------------  ------------
    CASH AT END OF PERIOD                           $     55,650  $    153,760
                                                    ============  ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    CASH PAID FOR:
       Interest                                     $     64,513  $    212,001
       Income Taxes                                 $          -  $          -

NON CASH INVESTING AND FINANCING ACTIVITIES:
   Common stock issued for services                 $    479,451  $  1,087,943
   Value of stock options and warrants vested       $    290,662  $    359,118
   Increase of investments from non-cash receipt of
          advertising revenues                      $  1,501,911  $  1,724,320

   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2008 and 2007

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

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2008 and 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

         f. Concentrations of Credit Risk

         The Company maintains its cash in one commercial account at a major financial institution. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits, at December 31, 2008 and 2007, the Company's cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by approximately $-0- and $53,000. The Company's advertising revenues are often collected in the form of marketable securities which are subject to limited liquidity and fluctuations in price.

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

         h. Revenue Recognition and Deferred Revenue

         The Company follows the guidance of SAB 104 in recognizing subscription fees revenue and advertising revenue when the services have been provided. Revenues are recognized when they are realized, realizable and earned. Revenues are recognized over the term of contract. Advertising revenues are often earned under contracts extending beyond a financial reporting period. The Company generally receives its monthly subscriptions in the month prior to the service being provided. Accordingly the Company had deferred revenue of $737,010 and $1,130,178 at December 31, 2008 and 2007, respectively. Cost of sales is comprised of data feed expenses charged by various stock market exchanges. The Company had no customer which accounted for 10% of the revenue during the years ended December 31, 2008 and 2007.

         The Company occasionally licenses its technology to some customers. The Company recognizes its license revenue over the term of the license. The Company also develops modified products for customers. The Company recognizes development revenue as the services are performed.

         The Company records deferred revenue when it receives cash receipts in advance of performing the related service. These advance payments received are considered a current liability.

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2008 and 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

         i. Recently Issued Accounting Pronouncements

         In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

         In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

         In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

         In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2008 and 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

         i.  Recently Issued Accounting Pronouncements (Continued)

         beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

         In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

         In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No.
         51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2008 and 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

         i.  Recently Issued Accounting Pronouncements (Continued)

         believed that this will have an impact on the Company's financial position, results of operations or cash flows.

         In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.'This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement
         141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

         In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities--Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact on the Company's financial position, results of operations or cash flows.

         In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles
         (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2008 and 2007

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

         i.  Recently Issued Accounting Pronouncements (Continued)

         permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008. The adoption of this pronouncement did not have an impact on the Company's financial position, results of operations or cash flows.

         j. Advertising

         The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the years ended December 31, 2008 and 2007 was $204,167 and $403,308, respectively.

         k. Stock Options

         In April 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R. The Company has adopted the fair value based method of accounting for stock-based employee compensation in accordance with Statement of Financial Accounting Standards Number 123 (REVISED 2004), "Share-Based Payment" (SFAS 123[R]). The Company uses the Black-Scholes valuation model to value and record expenses relative to share based payments when granted and vested.

         l. Financial Content

         The Company's cost of sales is the cost of the stock quotation data it purchases from the various stock markets to which its customers subscribe. At December 31, 2008 and 2007, the Company's accounts payable included $611,237 and $385,843, respectively, due to various markets and quotation services.

         m. Accounts Receivable and Bad Debts

         The Company estimates bad debts utilizing the allowance method, based upon past experience and current market conditions. At December 31, 2008 and 2007, the Company had an allowance for bad debts of $3,450 and $3,450, respectively.

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2008 and 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

         n. Marketable Securities-Available for Sale

         The Company occasionally receives marketable securities as compensation for its advertising services. The Company's marketable securities are classified as "available for sale" because it is managements' intent to sell them within the year. Accordingly, the Company originally recognizes the shares at the fair value of the services performed. The shares are evaluated quarterly using the specific identification method. Any unrealized holding gains or losses are reported as Other Comprehensive Income and as a separate component of stockholder's equity. Realized gains and losses are included in earnings.

         A company related to the Company by common  management issued shares of
         common  stock  for  advertising  services,   which  are  classified  as
         available for sale.

          Marketable Securities-Available for Sale are as follows:
                  Balance, December 31, 2006          $   284,458
                  Marketable securities received
                   for services in 2007                 1,724,320
                  Realized gains and losses               (44,223)
                  Unrealized gains and losses          (1,300,465)

                  Balance, December 31, 2007          $   664,090
                  Marketable securities received
                   for services in 2008                 1,201,911
                  Transfer of investments at cost         300,000
                  Realized gains and losses              (223,068)
                  Unrealized gains and losses            (384,057)

                  Balance, December 31, 2008          $ 1,558,876

                  Marketable Securities-Available
                   for Sale                           $ 1,556,783
                  Marketable Securities-Available
                   for sale-related party                   2,093

                  Balance, December 31, 2008          $ 1,558,876

         o. Fair Value of Financial Instruments

         The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2008 and December 31, 2007.

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2008 and 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

         o. Fair Value of Financial Instruments (Continued)

         The Company also follows the provisions of Statement of Financial Accounting Standards No. 157 with respect to its marketable securities. The disclosures of required under its provisions are as follows:

         Assets measured at fair value on a recurring basis:

                                                        December 31, 2008
               Trading securities                          $1,560,969
                                                           ==========
          Quoted Prices in Active Markets
            for identical assets                           $1,560,969
          Significant Other Observable Inputs                       -
          Significant Unobservable Inputs                           -

          Total                                            $1,560,969
                                                           ==========
            Assets measured at fair value on a non recurring basis:

          Long lived assets held and used                  $   45,776
                                                           ==========
          Quoted Prices in Active Markets
            for identical assets                           $        -
          Significant Other Observable Inputs                  45,776
          Significant Unobservable Inputs                           -
                                                           ----------
          Total                                            $   45,776
                                                           ----------

         p. Investments

         The Company accounts for its investment in non marketable securities using the cost method because the shares held are less than 20% of the outstanding shares of the investee. The investment was received as compensation for advertising services performed during 2007. The Company evaluates its cost investments for impairment of value annually. No impairment was made in 2007. When cost investments become marketable they are reclassified to Market Securities-Available for Sale. Investments are as follows:

                  Balance, December 31, 2007          $         -
                  Restricted investments received
                   for services in 2007                   300,000
                  Realized gains and losses                     -
                  Unrealized gains and losses                   -
                                                      -----------
                  Balance, December 31, 2007          $   300,000
                                                      ===========

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2008 and 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

         p.  Investments (Continued)

                  Balance, December 31, 2007          $   300,000
                  Restricted investments received
                   for services in 2008                         -
                  Realized gains and losses                     -
                  Investments reclassified as
                   Marketable Securities-Available
                   for Sale                              (300,000)
                  Unrealized gains and losses                   -
                                                      -----------
                  Balance, December 31, 2008          $         -
                                                      ===========
NOTE 2 - PROPERTY AND EQUIPMENT

         Property and Equipment are recorded at cost, less accumulated depreciation. Depreciation and amortization on capital leases and property and equipment are determined using the straight-line method over the estimated useful lives (usually 5 years) of the assets or terms of the leases. The following is a summary of the Company's major categories of property and equipment:
                                                        December 31,
                                                      2008         2007

             Office equipment                     $   44,179   $   28,804
             Computer equipment                      197,138      193,934
             Software                                 68,175       68,175
             Less accumulated depreciation          (263,716)    (245,280)
                                                  ----------   ----------
                                                  $   45,776   $   45,633
                                                  ==========   ==========

         Depreciation expense for the years ended December 31, 2008 and 2007 was $18,435 and $15,614, respectively. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized.

NOTE 3 - CAPITAL STOCK

         Common Stock:

         The Company has one class of common stock. Each share of common stock is entitled to one vote in matters submitted to the Company's shareholders. The common shares are not entitled to any dividends or liquidation rights except as may be determined by the board of directors.

         Preferred Stock:

         The Company has 2,000,000  outstanding  shares of convertible Class "A"

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2008 and 2007

NOTE 3 - CAPITAL STOCK

         Preferred Stock (Continued):

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

         Under FASB Statement 123R, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. The following weighted average assumptions used for grants in the years ended December 31, 2008 and 2007: dividend yield of zero percent for all years; expected volatility of 76.05% and 55.50%; risk-free interest rates of 4.25% and 5.03% and expected lives of 1.0 and 1.0, respectively.

         The general terms of awards such as vesting requirements(usually 1 to 2 years), term of options granted (usually 10 years), and number of shares authorized for grants of options or other equity instruments are determined by the Board of Directors. A summary of the status of the Company's stock options and warrants as of December 31, 2008 and changes during the years ended December 31, 2008 and 2007 is presented below:

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2008 and 2007

NOTE 4 - OUTSTANDING COMMON STOCK OPTIONS AND STOCK PURCHASE WARRANTS(Continued)

                                                            Weighted   Weighted
                                                Options     Average    Average
                                                and         Exercise Grant Date
                                                Warrants     Price    Fair Value
                                             -------------- --------  ----------
              Outstanding, December 31, 2006    39,822,997  $   0.38  $    0.38
               Granted                          13,618,000      0.25       0.25
               Expired                          (1,130,000)     0.72       0.72
               Exercised                          (740,650)     0.76       0.76
                                                ----------  --------  ---------
              Outstanding, December 31, 2007    51,570,347  $   0.36  $    0.36
                                                ==========  ========  =========
              Exercisable, December 31, 2007    35,925,350  $   0.40  $    0.40
                                                ==========  ========  =========
                                                           Weighted   Weighted
                                                Options     Average    Average
                                                and         Exercise Grant Date
                                                Warrants     Price    Fair Value
                                             -------------- --------  ----------
              Outstanding, December 31, 2007    51,570,347  $   0.38  $    0.38
               Granted                           9,245,000      0.21       0.21
               Expired                          (5,046,497)     0.47       0.47
               Exercised                          (558,650)     0.25       0.25
                                                ----------  --------  ---------
              Outstanding, December 31, 2008    55,210,200  $   0.32  $    0.32
                                                ==========  ========  =========
              Exercisable, December 31, 2008    40,730,200  $   0.33  $    0.33
                                                ==========  ========  =========
                                   Outstanding            Exercisable
                           ------------------------- --------------------
                                      Weighted
                                      Average    Weighted             Weighted
                           Number    Remaining   Average   Number     Average
           Range of     Outstanding Contractual Exercise Exercisable Exercise
        Exercise Prices at 12/31/08    Life      Price   at 12/31/08 Price
          ------------  ----------- ----------- -------- ----------- ---------
          $       0.22    6,000,000      15.56  $   0.22  2,000,000  $    0.22
                  0.35       20,000       2.85      0.35     20,000       0.20
                  0.35    4,000,000       6.92      0.35  4,000,000       0.35
                  0.35    4,605,000       0.50      0.50  4,605,000       0.50
                  0.25      810,000       0.25      0.25    810,000       0.25
                  0.50    1,350,000       0.75      0.50  1,350,000       0.50
                  0.25    1,340,200       0.85      0.25  1,340,200       0.25
                  0.45   15,000,000       4.00      0.45 15,000,000       0.45
                  0.25    4,500,000       6.65      0.25  4,500,000       0.25
                  0.32    4,500,000       6.65      0.32  3,375,000       0.32
                  0.21    6,000,000       3.56      0.21  3,000,000       0.21
           $      0.15    7,085,000       3.71      0.15    730,000  $    0.15
                         ----------                      ----------
                         55,210,200                      40,730,200
                         ==========                      ==========

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2008 and 2007

NOTE 5 - RELATED PARTY TRANSACTIONS

         Compensation
         ------------

         During the year ended December 31, 2008, two companies owned for the benefit of the two officers of the Company received cash of $240,000 which was recorded as related party compensation. No bonus was awarded for 2008.

         During the year ended December 31, 2007, two companies owned for the benefit of the two officers of the Company received cash of $240,000 which was recorded as related party compensation. No bonus was awarded for 2007.


NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

         In June 2007, the Company also issued 6,000,000 options to its executive officers as part of its 2006 option plan. 25% of these options vested upon grant, the balance will be vested at 25% per year.

         Related Company
         ---------------

         The principal accounting officer of the Company is an officer in a Canadian company which pays the Canadian bills for the Company. All of the Company's liabilities denominated in Canadian dollars have been converted to US dollars at the year end exchange rate and are included in related party payables. The Canadian company was owed $10,435 and $89,039 as of December 31, 2008 and 2007, respectively.

         Related  party  payables consisted  of the following:

                                                           December 31,
                                                       2008            2007
                    Officer bonuses              $     78,000    $     78,000
                    Officer accrued wages             578,330         253,767
                    Cash advances                   2,089,932       1,858,647
                                                 ------------    ------------
                                                 $  2,746,262    $  2,190,414
                                                 ============    ============
         Komodo, Inc.
         ------------
         The Company is holding marketable securities in a related company valued at $2,093 and $5,232, respectively. In 2007 and 2006, the Company was paid shares of Komodo, Inc. for its advertising services.

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2008 and 2007

NOTE 6 - COMMITMENTS AND CONTINGENCIES

         Office Lease
         ------------
         The Company leases office space as a part of a sublease on a month-to-month basis. Rent expense for the years ended December 31, 2008 and 2007 was $111,598 and $163,054, respectively, which includes common area maintenance charges. The sublease is from a related party who has a commitment through December 2011.

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

NOTE 7 - INCOME TAXES

         The Financial Accounting Standards Board (FASB) has issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of FIN 48, the Company performed a review of its material tax positions. At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate.

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2008 and 2007

NOTE 7 - INCOME TAXES(Continued)

         At December 31, 2008, the Company had net operating loss carryforwards of approximately $10,188,907 that may be offset against future taxable income from the year 2008 through 2028. No tax benefit has been reported in the December 31, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

         Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

         Net deferred tax assets consist of the following components as of December 31, 2008 and 2007:

                                             2008          2007
                                      --------------- ---------------
          Deferred tax assets:
            NOL carryover             $    4,151,616  $    4,777,364
            Contribution carryover             4,678           4,678
            Capital loss                      79,759          79,759
            Depreciation                       2,284           2,284
            Accrued expenses                  34,320          34,320
          Deferred tax liabilities:                -               -
          Valuation allowance             (4,272,657)     (4,898,405)
                                      --------------  --------------
          Net deferred tax asset      $            -  $            -
                                      ==============  ==============

         The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2008 and 2007 due to the following:

                                                   2008            2007
                                              ----------------------------
              Book Income (Loss)              $    325,404  $  (1,438,477)
              Stock for services/options           300,344        564,354
              Valuation allowance                 (625,748)       874,123
                                              ------------  -------------
                                              $          -  $           -
                                              ============  =============

NOTE 8 - BASIC (LOSS) PER SHARE

         Basic (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common

                                 ALPHATRADE.COM

                        Notes to the Financial Statements
                           December 31, 2008 and 2007

NOTE 8 - BASIC (LOSS) PER SHARE(Continued)

         shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common stock equivalents include convertible preferred stock and stock purchase options and warrants at exercise prices equal to or below the market price of the common stock. Incremental shares have been considered in the computation of diluted earnings per share. Common stock equivalents of 33,106,250 are excluded from the computation of diluted earnings per share in 2007 because they are anti-dilutive.

                                                   December 31,
                                               2008          2007
                                        ---------------- ---------------
Income (Loss) (numerator)               $       834,369  $   (4,574,003)
                                        ---------------  --------------
Comprehensive Income (numerator)                739,279      (5,503,674)
                                        ---------------  --------------
Basic Shares (denominator)                   51,175,987      48,589,773
                                        ---------------  --------------
Diluted Shares
Convertible preferred   stock                30,000,000               -
Options and warrants                                  -               -
                                        ---------------  --------------
  Total Diluted Shares                       81,175,987      48,589,773
                                        ---------------  --------------
Basic per share amount                  $          0.02  $        (0.09)
                                        ---------------  --------------
Basic per share amount                  $          0.01  $        (0.11)
                                        ===============  ==============
Fully diluted per share amount          $          0.01  $        (0.09)
                                        ---------------  --------------
Fully diluted per share amount          $          0.01  $        (0.11)
                                        ===============  ==============

NOTE 9 - GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has recorded negative cash flow from operations and has a deficit in its working capital as well as in its stockholders' equity which together raise substantial doubt about its ability to continue as a going concern.

         In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, to increase sales of its advertising and subscription services.

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2008 and 2007

NOTE 9 - GOING CONCERN(Continued)

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


NOTE 10- GAIN ON SETTLEMENT OF DEBT

         During the year ended December 31, 2008, the Company negotiated discounts payments of several of its advertising liabilities which it has recorded as a gain on settlement of debt in the amount of $307,974.

ITEM 15.  EXHIBITS

The following financial statements for AlphaTrade.com. are filed as a part of this report:

 For the Years Ended December 31, 2008 and 2007                         Page
 ----------------------------------------------                         ----

Report of Independent Registered  Certified Public Accounting Firm       F-2

Balance Sheets as of December 31, 2008 and December 31, 2007             F-3

Statements of Operations for the years ended December 31, 2008 and
       December 31, 2007                                                 F-4

Statement  of  Changes  in Stockholders'  Equity  (Deficit) for the
       years  ended  December  31,  2008 and December 31, 2007           F-5

Statements of Cash Flows for the years ended December 31, 2008  and
       December 31, 2007                                                 F-7
Notes to Financial Statements                                            F-8


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

                                                    ALPHATRADE.COM


Dated:  April 2, 2009                               By: /s/ Penny Perfect
                                                     ------------------------
                                                     Penny Perfect
                                                     Chief Executive Officer,
                                                     President, Chairman and
                                                     Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature               Title                                     Date
----------------------  ----------------------------------------  --------------

/s/ Penny Perfect       Chief Executive Officer, President,       April 2, 2009
------------------      Chairman, Director
Penny Perfect

/s/ Gordon Muir         Chief Technology Officer and Director     April 2, 2009
------------------
Gordon J. Muir

/s/ Katharine Johnston  Vice President - Business Operations,     April 2, 2009
----------------------  Principal Financial Officer and Director
Katharine Johnston

/s/ Lisa McVeigh        Director                                  April 2, 2009
----------------------
Lisa McVeigh