Form 10-K/A
period 2008-12-31
ALPHATRADE COM
filed 2009-04-07
CIK 1076462

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                                Amendement No. 1
(Mark one)

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

Statements of Cash Flows............................................. F-9

Notes to the Financial Statements.................................... F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
AlphaTrade.com
Vancouver, BC Canada

We have audited the accompanying balance sheets of AlphaTrade.com at December 31, 2008 and 2007 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AlphaTrade.com at December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has negative cash-flows from operations and a working capital deficit, which together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
March 30, 2009






              PCAOB Registered, Members of AICPA, CPCAF and UACPA

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