Form 10-Q
period 2009-03-31
ALPHATRADE COM
filed 2009-05-20
CIK 1076462

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

                  For Quarterly period Ended: March 31, 2009; or

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

                                 (604)986-9866
                            -------------------------
                           (Issuer's telephone number)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes  X    No
                                                                   ---      ---

        State the number of shares outstanding of the issuer's common equity:
$0.001 par value, as of May 18, 2009, was 54,476,023.

         Transitional Small Business Disclosure Format.        Yes       No  X
                                                                   ---      ---

                               Report on Form 10-Q
                       For the Quarter Ended March, 31 2009

                                      INDEX

                                                                          Page
                                                                          ----
Part I.  Financial Information

         Item 1.      Financial Statements.................................. 3

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

         Item 4.      Submission of Matters to a Vote of Security Holders . 18

         Item 5.      Other Information ................................... 18

         Item 6.      Exhibits and Reports on Form 8-K .................... 18

                      Signatures........................................... 19

                      Certifications.....................................20-24

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 ALPHATRADE.COM
                                 Balance Sheets


                                     ASSETS

                                                       March 31,   December 31,
                                                         2009         2008
                                                    ------------- -------------
                                                     (Unaudited)
CURRENT ASSETS

 Cash                                               $      2,084  $     55,650
 Accounts receivable, net                                863,513     1,172,064
 Marketable securities-available for sale                839,632     1,558,876
 Marketable securities-available for sale
  related party                                            2,093         2,093
 Prepaid expenses                                              -         1,000
                                                    ------------  ------------
       Total Current Assets                            1,707,322     2,789,683
                                                    ------------  ------------
PROPERTY AND EQUIPMENT, net                               40,984        45,776
                                                    ------------  ------------
       TOTAL ASSETS                                 $  1,748,306  $  2,835,459
                                                    ============  ============






























   The accompanying notes are an integral part of these financial statements.

                                 ALPHATARADE.COM
                                 Balance Sheets

                 LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

                                                       March 31,   December 31,
                                                         2009         2008
                                                    ------------- -------------
                                                     (Unaudited)
CURRENT LIABILITIES

 Accounts payable and accrued expenses              $  2,138,384  $  2,161,854
 Bank overdraft                                           31,488             -
 Related party payables                                2,876,323     2,746,262
 Deferred revenues                                     1,011,930       737,010
                                                    ------------  ------------
       Total Current Liabilities                       6,058,125     5,645,126
                                                    ------------  ------------
TOTAL LIABILITIES                                      6,058,125     5,645,126
                                                    ------------  ------------

COMMITMENTS AND CONTINGENCIES                                  -             -

STOCKHOLDERS' (DEFICIT)

 Preferred shares: $0.001 par value, 10,000,000
  shares authorized: 2,000,000 Class A and
  2,000,000 Class B shares issues and outstanding          4,000         4,000
 Common shares: $0.001 par value, 100,000,000
  shares authorized: 54,476,023 and 54,076,023
  shares issues and outstanding, respectively             54,476        54,076
 Stock subscription payable                               45,080        45,080
 Additional paid-in capital                           33,688,783    33,681,184
 Accumulated other comprehensive income               (2,940,598)   (1,742,626)
 Accumulated deficit                                 (35,161,560)  (34,851,381)
                                                    ------------  ------------
       Total Stockholders' (Deficit)                  (4,309,819)   (2,809,667)
                                                    ------------  ------------
       TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                             $  1,748,306  $  2,835,459
                                                    ============  ============














   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
         Statements of Operations and Other Comprehensive Income (Loss)
                                   (Unaudited)
                                                    For the Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                        2009          2008
                                                   ------------- --------------
REVENUES
 Subscription revenue                              $    652,858  $     771,928
 Advertising revenue                                  1,045,846        808,055
 Other revenue                                           52,442         37,401
                                                   ------------  -------------
    Total Revenues                                    1,751,146      1,617,384
                                                   ------------  -------------
COST OF SALES
 Financial content                                      401,863        483,403
 Other cost of sales                                        202          1,100
                                                   ------------  -------------
    Total Cost of Sales                                 402,065        484,503
                                                   ------------  -------------
GROSS PROFIT                                          1,349,081      1,132,881
                                                   ------------  -------------
OPERATING EXPENSES
 Management expense                                     120,000        120,000
 Bad Debt Expense                                     1,030,477              -
 Professional fees                                       90,339        438,492
 Research and development                                65,049        147,478
 Marketing expense                                       50,958        134,697
 General and administrative                             127,937        256,885
                                                   ------------  -------------
    Total Operating Expenses                          1,484,760      1,097,552
                                                   ------------  -------------
INCOME (LOSS) FROM OPERATIONS                          (135,679)        35,329
                                                   ------------  -------------
OTHER INCOME (EXPENSE)
 Realized gains (losses) on sale of
  marketable securities                                 (70,525)       (85,738)
 Interest expense                                      (103,975)       (88,480)
                                                   ------------  -------------
    Total Other Income (Expense)                       (174,500)      (174,218)
                                                   ------------  -------------
NET INCOME (LOSS) BEFORE INCOME TAXES                  (310,179)      (138,889)

INCOME TAX EXPENSE                                            -              -
                                                   ------------  -------------
NET INCOME (LOSS)                                  $   (310,179) $    (138,889)
                                                   ============  =============
OTHER COMPREHENSIVE LOSS                           $ (1,197,972) $    (228,352)
                                                   ------------  -------------
TOTAL LOSS                                         $ (1,508,151) $    (367,241)
                                                   ============  =============
BASIC EARNINGS (LOSS) PER SHARE                    $      (0.01) $       (0.00)
                                                   ============  =============
BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING  54,200,467     49,601,306
                                                   ============  =============

     The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                      Statements of Stockholders' Equity (Deficit)

           Preferred Stock     Common Stock    Additional   Stock       Other                           Total
           ---------------- ------------------ Paid-In     Subscription Comprehensive Accumulated   Stockholder's
            Shares   Amount   Shares   Amount   Capital    Receivable   Income          Deficit        Equity
           --------- ------ ---------- ------- ----------- ----------   ------------- ------------- -------------
Balance,
December
31, 2007   4,000,000 $4,000 48,589,773 $48,590 $32,719,057 $  28,500    $ (1,647,531) $(35,685,750) $ (4,533,134)

Common
stock
issued
for cash
at $0.15
and $0.20
per share          -      -  1,075,000   1,075     196,425    16,580               -             -       214,080

Common
stock
issued for
services

at $0.02
per share          -      -  4,411,250   4,411     475,040         -               -             -       479,451

Value of
stock
purchase
warrants
vested             -      -          -       -      25,652         -               -             -        25,652

Value of
stock
options
issued
under
stock
option
plans              -      -          -       -     265,010         -               -             -       265,010

Net
income
for the
year
ended
December
31, 2008           -      -          -       -           -         -         (95,095)      834,369       739,274
           --------- ------ ---------- ------- ----------- ---------    ------------  ------------  ------------















     The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                      Statements of Stockholders' (Deficit)

           Preferred Stock     Common Stock    Additional   Stock       Other                           Total
           ---------------- ------------------ Paid-In     Subscription Comprehensive Accumulated   Stockholder's
            Shares   Amount   Shares   Amount   Capital    Receivable   Income          Deficit        Equity
           --------- ------ ---------- ------- ----------- ----------   ------------- ------------- -------------
Balance,
December
31, 2008   4,000,000  4,000 54,076,023  54,076  33,681,184    45,080      (1,742,626)  (34,851,381)   (2,809,667)

Common
stock
issued
for
services
at $0.02
per share
(unaudited)        -      -    400,000     400       7,600         -              -              -         8,000

Net income
for the
period
ended March
31,
2009
(Unaudited)        -      -          -       -           -         -      (1,197,972)     (310,179)   (1,508,151)
           --------- ------ ---------- ------- ----------- ---------    ------------  ------------  ------------
Balance,
March 31,
2009
(Unaudited)4,000,000 $4,000 54,476,023 $54,476 $33,688,784 $  45,080    $ (2,940,598) $(35,161,560) $ (4,309,818)
           ========= ====== ========== ======= =========== =========    ============  ============  ============






























   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                            Statements of Cash Flows
                                   (Unaudited)
                                                    For the Three Months Ended
                                                              March 31,
                                                    ---------------------------
                                                         2009          2008
                                                    ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                          $   (310,179) $   (138,889)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
   Depreciation expense                                    4,792         5,299
   Value of stock options and warrants granted                 -        14,233
   Loss on sale of investments                           153,422        85,738
   Investments received as payment for
     accounts receivable                                (620,657)     (232,697)
   Common stock issued for services                        8,000       195,518
 Changes in operating assets and liabilities:
   Changes in accounts receivable                        308,551        46,165
   Changes in prepaid expenses                             1,000       (14,150)
   Changes in deferred revenues                          274,920      (381,041)
   Changes in related party payables                     130,061       245,236
   Changes in accounts payable and accrued expenses      (23,470)     (245,001)
                                                    ------------  ------------
      Net Cash Used in Operating Activities              (73,560)     (419,589)
                                                    ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Sale of securities                                      (11,494)       73,612

      Net Cash Provided (Used) by
        Investing Activities                             (11,494)       73,612
                                                    ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES

 Common stock issued for cash                                  -       145,000
 Proceeds from bank overdraft                             31,488        65,918
 Stock subscriptions payable                                   -        16,580
                                                    ------------  ------------
      Net Cash Provided by Financing Activities           31,488       227,498
                                                    ------------  ------------
      NET DECREASE IN CASH                               (53,566)     (118,479)
                                                    ------------  ------------
      CASH AT BEGINNING OF PERIOD                         55,650       153,760
                                                    ------------  ------------
      CASH AT END OF PERIOD                         $      2,084  $     35,281
                                                    ============  ============






   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                            Statements of Cash Flows
                                   (Unaudited)
                                                    For the Three Months Ended
                                                              March 31,
                                                    ---------------------------
                                                         2009          2008
                                                    ------------- -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      CASH PAID FOR:

        Interest                                    $     72,491  $     24,286
        Income Taxes                                $          -  $          -

      NON CASH INVESTING AND FINANCING ACTIVITIES:

        Common stock issued for services            $      8,000  $    195,518
        Value of stock options and warrants vested  $             $     14,233





































   The accompanying notes are an integral part of these financial statements.

                               ALPHATRADE.COM, INC
                   Notes to Consolidated Financial Statements
                      March 31, 2009 and December 31, 2008

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements. The results of operations for the period ended March 31, 2009 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - RELATED PARTY PAYABLES

The company accrued an additional $130,061 in related party payables during the quarter ended March 31, 2009. A majority of this accrual consists of payable related to management fees.

                               ALPHATRADE.COM, INC
                   Notes to Consolidated Financial Statements
                      March 31, 2009 and December 31, 2008

NOTE 4 - OUTSTANDING COMMON STOCK OPTIONS AND STOCK PURCHASE WARRANTS

The Company uses the instruments identified as stock options and common stock warrants somewhat interchangeably. Both forms of equity instruments have been granted as compensation to the Company's officers and directors.

Under FASB Statement 123R, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. The following weighted average assumptions used for grants in the periods ended March 31, 2009 and December 31, 2008: dividend yield of zero percent for all years; expected volatility of 74.36% and 62.01%; risk-free interest rates of 5.03% and 3.35% and expected lives of 1.0 and 3.0, respectively.

The general terms of awards such as vesting requirements(usually 1 to 2 years), term of options granted (usually 10 years), and number of shares authorized for grants of options or other equity instruments are determined by the Board of Directors. A summary of the status of the Company's stock options and warrants as of March 31, 2009 and changes during the periods ended December 31, 2008 and March 31, 2009 is presented below:

                                           Weighted    Weighted
                                           Options     Average      Average
                                           and         Exercise     Grant Date
                                           Warrants    Price        Fair Value
                                           -----------------------------------
         Outstanding, December 31, 2007    51,570,347    $0.38      $    0.38
            Granted                         9,245,000     0.21           0.21
            Expired                        (5,046,497)    0.47           0.47
            Exercised                        (558,650)    0.25           0.25

Outstanding, December 31, 2008             55,210,200    $0.32      $    0.32
Exercisable, December 31, 2008             40,730,200    $0.33      $    0.33

                                           Weighted    Weighted
                                           Options     Average      Average
                                           and         Exercise     Grant Date
                                           Warrants    Price        Fair Value
                                           -----------------------------------
         Outstanding, December 31, 2008    55,210,200  $  0.32      $    0.32
            Granted                        -0-            0.21           0.21
            Expired                          (810,000)    0.73           0.73
            Exercised                      -0-            0.25           0.25


Outstanding, March 31, 2009                54,400,200  $   0.32     $    0.32
Exercisable, March 31, 2009                39,920,200  $   0.33     $    0.33

                               ALPHATRADE.COM, INC
                   Notes to Consolidated Financial Statements
                      March 31, 2009 and December 31, 2008

NOTE 5 - SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements
--------------------------------
In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

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

Results of Operations.

THREE MONTHS ENDED MARCH 31, 2009 AND 2008
-----------------------------------------
During the three months ended March 31, 2009, revenue growth slowed due to the unparalleled turbulence and overall decline in all of the financial markets. Our advertising business grew minimally as many clients put their marketing and advertising budgets on hold until the fourth quarter. Revenue for 2009's first quarter was $1,751,146, which is an 8% increase over 2008's first quarter revenue of $1,617,384.

Advertising revenues in the first quarter were $1,045,846 in 2009 and $808,055 in 2008. In addition, we had $1,011,930 in deferred revenue to be realized in subsequent quarters. This deferred revenue is derived from our long term advertising and marketing which was not realized in this quarter for the same reasons of market uncertainty. We revised our advertising model from a price point to accommodate new client interest and to make it easier for clients to make a marketing buying decision.

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

We believe the market conditions at present will encourage people to save money in every way possible and with the cost effective products AlphaTrade has in both the E-Gate and advertising programs, we believe this could be beneficial for us in increasing our client base for all of our products. For the first quarter of 2009 our cost of sales was 23% of revenues compared to 30% of revenues in 2008. As our revenues increase, this percentage may become more favorable in terms of profitable operations.

We realized a net loss of $310,179 for the three months ended March 31, 2009 compared to a loss of $138,889 for the three months ended March 31, 2008. This is an increase of $171,290. We are generating referrals and long term, established relationships with marketing and public relations firms. During 2009 we paid $50,958 to consultants for marketing fees.

Included in professional fees for 2009 are shares of common stock to investor relations consultants valued at $8,000 compared to $195,518 in 2008 and stock options to our employees valued at $-0- compared to $14,233 in 2008. For the most part, the investor relations consultants are hired to bring new advertising clients to the company. We realized related party compensation expense of $120,000 for both 2009 and 2008.

Our operating expenses increased to $1,484,760 in 2009 from $1,097,552 in 2008 mainly due to a large write down in non-cash trade receivables. Historically, many of our expenses are paid in shares of our common stock. The expenses are recorded at the fair value of the shares issued. Excluding these non-cash expenses the income (loss) for the three months ended March 31, 2009 and 2008 would have been ($302,179) and $70,862, respectively.

Liquidity and Capital Resources.

We have consistently been financed through loans from related parties and from raising capital through private equity offerings. We used $73,560 and $419,589 of cash in our operating activities in the first three months of 2009 and 2008, respectively. For the three months ended March 31, 2009 and 2008 we received cash totaling $-0- and $145,000 from the issuance of our common stock and contributed capital. We expect that in the next twelve months the cash generated by our operations will be adequate to cover our operating expenses.

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

Item 3.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are not adequate to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We are working to improve our reporting process to ensure timely and accurate reporting. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.


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

During the year ending December 31, 2002, a company filed an action against AlphaTrade in the Supreme Court of British Columbia, Canada claiming unspecified damages. AlphaTrade filed a Statement of Defense in August, 2002. There have been no further developments in this action. AlphaTrade plans to vigorously defend itself.

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

Item 2. Changes in Securities.

The following unregistered securities have been issued since January 1st, 2009:
                                            Valued
Date          No. of Shares      Title      At          Reason

Mar./2009       400,000         Common      $0.02       For services

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



                                                   ALPHATRADE.COM


Date:    20/05/2009                                / s / Penny Perfect
                                                   ----------------------------
                                                   President / Director



Date:    20/05/2009                                / s / Katharine Johnston
                                                   ----------------------------
                                                   Principal Accounting Officer