Form 10-Q
period 2009-06-30
ALPHATRADE COM
filed 2009-08-19
CIK 1076462

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

                  For Quarterly period Ended: June 30, 2009; or

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

        State the number of shares outstanding of the issuer's common equity:
$0.001 par value, as of August 13, 2009, was 54,476,023.

         Transitional Small Business Disclosure Format. Yes       No  X
                                                            ---      ---

                               Report on Form 10-Q
                       For the Quarter Ended June 30, 2009

                                      INDEX

                                                                          Page
                                                                          ----
Part I.  Financial Information

         Item 1.      Financial Statements.................................. 3
                      Balance Sheets.......................................3-4
                      Statements of Operations.............................5-6
                      Statement of Stockholders' Equity (Deficit)............7
                      Statements of Cash Flows...............................8
                      Notes to the Financial Statements ..................9-12


         Item 2.      Management's Discussion and Analysis
                        or Plan of Operation .............................. 13

         Item 3.      Controls and Procedures.............................. 15



Part II. Other Information

         Item 1.      Legal Proceedings.................................... 15

         Item 2.      Changes in Securities ............................... 16

         Item 3.      Defaults Upon Senior Securities ..................... 16

         Item 4.      Submission of Matters to a Vote of Security Holders.. 16

         Item 5.      Other Information.................................... 16

         Item 6.      Exhibits and Reports on Form 8-K..................... 17

                      Signatures........................................... 18

                      Certifications.....................................19-24

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
                                 ALPHATRADE.COM
                                 Balance Sheets

                                     ASSETS
                                     ------
                                                       June 30,    December 31,
                                                         2009          2008
                                                    ------------- -------------
                                                     (Unaudited)    (Audited)
CURRENT ASSETS

 Cash                                               $     94,097  $     55,650
 Accounts receivable, net                                 19,607     1,172,064
 Marketable securities-available for sale                187,661     1,558,876
 Marketable securities-available for sale
  related party                                                -         2,093
 Prepaid expenses                                              -         1,000
                                                    ------------  ------------
    Total Current Assets                                 301,365     2,789,683
                                                    ------------  ------------
PROPERTY AND EQUIPMENT, net                               36,191        45,776
                                                    ------------  ------------
    TOTAL ASSETS                                    $    337,556  $  2,835,459
                                                    ============  ============





























   The accompanying notes are an integral part of these financial statements.

                                 ALPHATARADE.COM
                                 Balance Sheets

                 LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
                 ----------------------------------------------
                                                       June 30,    December 31,
                                                         2009          2008
                                                    ------------- -------------
                                                     (Unaudited)    (Audited)
CURRENT LIABILITIES

 Accounts payable and accrued expenses              $  1,245,327  $  2,161,854
 Related party payables                                3,172,764     2,746,262
 Deferred revenues                                       731,732       737,010
                                                    ------------  ------------
   Total Current Liabilities                           5,149,823     5,645,126
                                                    ------------  ------------
TOTAL LIABILITIES                                      5,149,823     5,645,126
                                                    ------------  ------------
COMMITMENTS AND CONTINGENCIES                                  -             -

STOCKHOLDERS' (DEFICIT)

 Preferred shares: $0.001 par value, 10,000,000
   shares authorized: 2,000,000 Class A and
   2,000,000 Class B shares issued and
   outstanding                                             4,000         4,000
 Common shares: $0.001 par value, 100,000,000
   shares authorized: 54,476,023 and 54,076,023
   shares issued and outstanding, respectively            54,476        54,076
 Stock subscription payable                               45,080        45,080
 Additional paid-in capital                           33,688,784    33,681,184
 Accumulated other comprehensive income               (3,007,377)   (1,742,626)
 Accumulated deficit                                 (35,597,230)  (34,851,381)
                                                    ------------  ------------
   Total Stockholders' (Deficit)                      (4,812,267)   (2,809,667)
                                                    ------------  ------------
   TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                                 $    337,556  $  2,835,459
                                                    ============  ============
















   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
         Statements of Operations and Other Comprehensive Income (Loss)
                                   (Unaudited)


                            For the Three Months Ended For the Six Months Ended
                                      June 30,                  June 30,
                             ------------------------- -------------------------
                                 2009          2008         2009        2008
                             ------------ ------------ ------------ ------------
REVENUES
 Subscription revenue        $   609,328  $   787,835  $ 1,262,186  $ 1,559,763
 Advertising revenue             473,453    1,660,240    1,519,299    2,468,295
 Other revenue                    67,151       57,743      119,593       95,144
                             -----------  -----------  -----------  -----------
   Total Revenues              1,149,932    2,505,818    2,901,078    4,123,202
                             -----------  -----------  -----------  -----------
COST OF SALES
 Financial content               397,070      457,094      798,933      940,497
 Other cost of sales                 906        1,042        1,108        2,142
                             -----------  -----------  -----------  -----------
   Total Cost of Sales           397,976      458,136      800,041      942,639
                             -----------  -----------  -----------  -----------
GROSS PROFIT                     751,956    2,047,682    2,101,037    3,180,563
                             -----------  -----------  -----------  -----------
OPERATING EXPENSES
 Management expense              120,000      120,000      240,000      240,000
 Bad debt expense                  1,000            -    1,031,477            -
 Professional fees                85,541      229,496      175,880      667,988
 Research and development         68,795      124,225      133,844      271,703
 Marketing expense               113,251      258,226      164,209      492,923
 General and administrative      203,822       97,540      331,759      254,425
                             -----------  -----------  -----------  -----------
   Total Operating Expenses      592,409      829,487    2,077,169    1,927,039
                             -----------  -----------  -----------  -----------
INCOME (LOSS) FROM OPERATIONS    159,547    1,218,195       23,868    1,253,524
                             -----------  -----------  -----------  -----------
OTHER INCOME (EXPENSE)
 Realized gains (losses) on
   sale of marketable
   securities                   (249,305)     (12,194)    (319,830)     (97,932)
 Gain/Loss on forgiveness
 of debt                        (240,000)     307,972     (240,000)     307,972
 Interest expense               (105,912)     (91,691)    (209,887)    (180,171)
                             -----------  -----------  -----------  -----------
    Total Other Income
    (Expense)                   (595,217)     204,087     (769,717)      29,869
                             -----------  -----------  -----------  -----------
NET INCOME (LOSS) BEFORE
INCOME TAXES                    (435,670)   1,422,282     (745,849)   1,283,393

INCOME TAX EXPENSE                     -            -            -            -
                             -----------  -----------  -----------  -----------
NET INCOME (LOSS)            $  (435,670) $ 1,422,282  $  (745,849) $ 1,283,393
                             ===========  ===========  ===========  ===========

   The accompanying notes are a integral part of these financials statements.

                                 ALPHATRADE.COM
         Statements of Operations and Other Comprehensive Income (Loss)
                                   (Unaudited)


                            For the Three Months Ended For the Six Months Ended
                                      June 30,                  June 30,
                             ------------------------- -------------------------
                                 2009          2008         2009        2008
                             ------------ ------------ ------------ ------------
NET INCOME (LOSS)            $  (435,670) $ 1,422,282  $  (745,849) $ 1,283,393
                             ===========  ===========  ===========  ===========
OTHER COMPREHENSIVE LOSS     $   (66,779) $   346,331  $(1,264,751) $   117,979
                             -----------  -----------  -----------  -----------
TOTAL COMPREHENSIVE LOSS     $  (502,449) $ 1,768,613  $(2,010,600) $ 1,401,372
                             ===========  ===========  ===========  ===========
BASIC EARNINGS (LOSS)
PER SHARE                    $     (0.01) $      0.03  $     (0.01) $      0.03
                             ===========  ===========  ===========  ===========
COMPREHENSIVE BASIC EARNINGS
(LOSS) PER SHARE             $     (0.01) $      0.04  $     (0.04) $      0.03
                             ===========  ===========  ===========  ===========
FULLY DILUTED INCOME (LOSS)
PER SHARE                    $     (0.01) $      0.01  $     (0.01) $      0.01
                             ===========  ===========  ===========  ===========
COMPREHENSIVE FULLY DILUTED
INCOME (LOSS) PER SHARE      $     (0.01) $      0.01  $     (0.04) $      0.01
                             ===========  ===========  ===========  ===========
BASIC WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING       54,476,023   50,513,858   54,337,561   50,065,120
                             ===========  ===========  ===========  ===========
FULLY DILUTED WEIGHTED
AVERAGE NUMBER OF SHARES
OUTSTANDING                   54,476,023  118,399,208   54,337,561  117,950,470
                             ===========  ===========  ===========  ===========



















   The accompanying notes are a integral part of these financials statements.

                                 ALPHATRADE.COM
                  Statements of Stockholders' Equity (Deficit)

           Preferred Stock     Common Stock    Additional   Stock       Other                           Total
           ---------------- ------------------ Paid-In     Subscription Comprehensive Accumulated   Stockholder's
            Shares   Amount   Shares   Amount   Capital    Receivable   Income          Deficit        Equity
           --------- ------ ---------- ------- ----------- ----------   ------------- ------------- -------------
Balance,
December
31, 2008   4,000,000  4,000 54,076,023  54,076  33,681,184     45,080     (1,742,626)  (34,851,381)   (2,809,667)

Common
stock
issued for
services
at $0.02
per share
(unaudited)        -      -    400,000     400       7,600          -              -             -         8,000

Net income
for the six
months
ended June
30, 2009
(Unaudited)        -      -          -       -           -          -     (1,264,751)     (745,849)   (2,010,600)
           --------- ------ ---------- ------- ----------- ----------   ------------  ------------  ------------
Balance,
June 30,
2009
(Unaudited)4,000,000 $4,000 54,476,023 $54,476 $33,688,784 $   45,080   $ (3,007,377) $(35,597,230) $ (4,812,267)
           ========= ====== ========== ======= =========== ==========   ============  ============  ============























The accompanying notes are a integral part of these financials statements.

                                 ALPHATRADE.COM
                            Statements of Cash Flows
                                   (Unaudited)
                                                      For the Six Months Ended
                                                              June 30,
                                                    ---------------------------
                                                         2009         2008
CASH FLOWS FROM OPERATING ACTIVITIES                ------------- -------------
 Net income (loss)                                  $   (745,849) $  1,283,393
 Adjustments to reconcile net income (loss) to
  net cash used by operating activities:
   Depreciation expense                                    9,585         9,158
   Value of stock options and warrants granted                 -        14,233
   Loss on sale of investments                           411,483        97,932
   Gain (Loss) on settlement of debt                     240,000      (307,972)
   Transfer of investments to settle debt                500,000             -
   Investments received as payment for
     accounts receivable                                (869,057)   (1,305,809)
   Common stock issued for services                        8,000       321,568
 Changes in operating assets and liabilities:
   Changes in accounts receivable                      1,152,457       (25,099)
   Changes in prepaid expenses                             1,000       (17,343)
   Changes in deferred revenues                           (5,278)     (715,276)
   Changes in related party payables                     426,502       268,943
   Changes in accounts payable and
     accrued expenses                                 (1,156,527)      (91,408)
                                                    ------------  ------------
    Net Cash Used in Operating Activities                (27,684)     (467,680)
                                                    ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Sale of securities                                       66,131        91,418
 Purchase of fixed assets                                      -        (3,204)
                                                    ------------  ------------
    Net Cash Provided by Investing Activities             66,131        88,214
                                                    ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Common stock issued for cash                                  -       190,000
 Proceeds from bank overdraft                                  -        22,664
 Stock subscriptions payable                                   -        16,580
                                                    ------------  ------------
    Net Cash Provided by Financing Activities                  -       229,244
                                                    ------------  ------------
    NET DECREASE IN CASH                                  38,447      (150,222)
    CASH AT BEGINNING OF PERIOD                           55,650       153,760
                                                    ------------  ------------
    CASH AT END OF PERIOD                           $     94,097  $      3,538
                                                    ============  ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    CASH PAID FOR:
       Interest                                     $     73,279  $     45,640
       Income Taxes                                 $          -  $          -

NON CASH INVESTING AND FINANCING ACTIVITIES:
       Common stock issued for services             $      8,000  $    321,568
       Value of stock options and warrants vested   $          -  $     14,233

   The accompanying notes are an integral part of these financial statements.

                               ALPHATRADE.COM, INC
                Notes to ALPHATRADE.COM INC Financial Statements
                       June 30, 2009 and December 31, 2008

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2009 and 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements. The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - RELATED PARTY PAYABLES

The company accrued an additional $296,441 and $426,502 in related party payables during the three and six months ended June 30, 2009, respectively. A majority of this accrual consists of payable related to management fees.

                               ALPHATRADE.COM, INC
                Notes to ALPHATRADE.COM INC Financial Statements
                       June 30, 2009 and December 31, 2008

NOTE 4 - OUTSTANDING COMMON STOCK OPTIONS AND STOCK PURCHASE WARRANTS

The Company uses the instruments identified as stock options and common stock warrants somewhat interchangeably. Both forms of equity instruments have been granted as compensation to the Company's officers and directors.

Under FASB Statement 123R, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. The following weighted average assumptions used for grants in the periods ended June 30, 2009 and December 31, 2008: dividend yield of zero percent for all years; expected volatility of 74.36% and 62.01%; risk-free interest rates of 5.03% and 3.35% and expected lives of 1.0 and 3.0, respectively.

The general terms of awards such as vesting requirements(usually 1 to 2 years), term of options granted (usually 10 years), and number of shares authorized for grants of options or other equity instruments are determined by the Board of Directors. A summary of the status of the Company's stock options and warrants as of June 30, 2009 and changes during the periods ended December 31, 2008 and June 30, 2009 is presented below:

                                           Weighted    Weighted
                                           Options     Average      Average
                                           and         Exercise     Grant Date
                                           Warrants    Price        Fair Value
                                           -----------------------------------
         Outstanding, December 31, 2007    51,570,347  $0.38             $0.38
            Granted                         9,245,000   0.21              0.21
            Expired                        (5,046,497)  0.47              0.47
            Exercised                        (558,650)  0.25              0.25

         Outstanding, December 31, 2008    55,210,200  $0.32             $0.32
         Exercisable, December 31, 2008    40,730,200  $0.33             $0.33
                                           -----------------------------------
         Outstanding, December 31, 2008    55,210,200  $0.32             $0.32
            Granted                               -0-    -0-               -0-
            Expired                        (5,415,000)  0.46              0.46
            Exercised                             -0-    -0-               -0-

         Outstanding, June 30, 2009        49,795,200  $0.31             $0.31
         Exercisable, June 30, 2009        35,315,200  $0.31             $0.31

                               ALPHATRADE.COM, INC
                Notes to ALPHATRADE.COM INC Financial Statements
                       June 30, 2009 and December 31, 2008

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

Recent Accounting Pronouncements
--------------------------------
In May 2009, the FASB issued FAS 165, "Subsequent Events". This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company's financial condition or results of operation.

In June 2009, the FASB issued FAS 166, "Accounting for Transfers of Financial Assets" an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor's continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have an impact on the Company's results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, "Amendments to FASB Interpretation No. 46(R)". FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise's involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 167 to have an impact on the Company's results of operations, financial condition or cash flows.

                               ALPHATRADE.COM, INC
                Notes to ALPHATRADE.COM INC Financial Statements
                       June 30, 2009 and December 31, 2008

NOTE 5 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)
--------------------------------------------
In June 2009, the FASB issued FAS 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles". FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of FAS 168 to have an impact on the Company's results of operations, financial condition or cash flows.

NOTE 6 - LAWSUITS SETTLEMENTS

Professional Bull Riders, Inc. v. AlphaTrade.com,
-------------------------------------------------
United Stated District Court, District of Colorado, Case No. 08-cv-01017 (MSK)

On May 21, 2009, the Company entered into a Release and Settlement Agreement with PBR (the "PBR Settlement Agreement"), pursuant to which the Company and PBR agreed to settle all disputes and claims arising from and relating to the Company's sponsorship agreement with the PBR. Pursuant to the PBR Settlement Agreement, the Company agreed to transfer an aggregate of 300,000 shares of common stock of two unrelated entities held for investment purposes by the Company. In addition, the Company agreed to make payments to PBR, for each of its 2009, 2010 and 2011 fiscal years, equal to the lesser of $100,000 or 30% of the Company's net profit for each fiscal year.

Tommy G Productions, LLC v. AlphaTrade.com,
--------------------------------------------
District Court, Pueblo County, Colorado, Case No. 2008CV1008

On May 28, 2009, the Company entered into a Settlement Agreement and Mutual Release with Tommy G (the "Tommy G Settlement Agreement"), pursuant to which the Company and Tommy G agreed to settle all disputes and claims arising from and relating to the Company's sponsorship agreement with Tommy G for aggregate consideration of $10,000.

NOTE 7 - SUBSEQUENT EVENTS

Management has evaluated subsequent events as of August 13, 2009 and report that there are no subsequent events to report.

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

Results of Operations.
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
-----------------------------------------
During the three and six months ended June 30, 2009, revenue growth began to decline due to the unparalleled turbulence and overall decline in all of the financial markets. Our advertising business was adversely affected as many clients put their marketing and advertising budgets on hold. Revenue for the three and six months ended June 30, 2009 was $1,149,932 and $2,901,078, respectively. This is a decline of 54% and 30% over the three and six months ended June 30, 2008, which had revenues of $2,505,818 and $4,123,202.

Advertising revenues for the three and six month period ended June 30 were $473,453 and $1,519,299 in 2009 and $1,660,240 and $2,468,295 in 2008. In
addition, we had $731,732 in deferred revenue to be realized in subsequent quarters. This deferred revenue is derived from our long term advertising and marketing which was not realized in this quarter. We revised our advertising model from a price point to accommodate new client interest and to make it easier for clients to make a marketing buying decision.

We continue to focus on increasing the traffic to our stable of websites to ensure our advertising clients have a highly desirable demographic target audience. We are experiencing success with building new subscribers to our business networking site, www.zenobank.com. The site provides a comprehensive forum for companies, businesses associated with the financial markets and investors to network using all of the modern, web-based tools available such as blogs, forums, and chat rooms. Every public company, once they sign up, will have complete and accurate financial data on their profile pages on ZenoBank - this will ensure they are compliant with all regulatory policies with respect to investor relations.

Our cost of sales for our financial products is directly related to the price of our financial feeds and content. Some of these costs are fixed monthly fees and others are based on the number of users or subscribers.

We believe the market conditions at present will encourage people to save money in every way possible and with the cost effective products AlphaTrade has in both the E-Gate and advertising programs, we believe this could be beneficial for us in increasing our client base for all of our products. For the three and six months ended June 30, 2009 our cost of sales was 35% and 28% of revenues compared to 18% and 23% of revenues for the same periods in 2008. The increase in cost of sales was due to the decline in advertising revenues as a percentage of our total revenues.

During the three and six month period ended June 30 we realized a net loss of $435,670 and $745,849 in 2009 and a net income of $1,422,282 and $1,283,393 in
2008. This is a decrease of $1,857,952 and $2,029,242, respectively. We are generating referrals and long term, established relationships with marketing and public relations firms. During the three and six months ended June 30, 2009 we paid $108,571 and $164,209 in marketing fees.

Included in professional fees for 2009 are shares of common stock to investor relations consultants valued at $-0- and $8,000 for the three and six month periods, respectively. For the same periods in 2008 this expense was $14,233 and $103,478. For the most part, the investor relations consultants are hired to bring new advertising clients to the company. We realized related party compensation expense of $120,000 and $240,000 for the three and six month ended June 30, 2009 and 2008.

Our operating expenses decreased to $592,409 and increased to $2,077,169 in 2009 from $829,487 and $1,927,039 in 2008 mainly due to a large write down in non-cash accounts receivables.

Historically, many of our expenses are paid in shares of our common stock. The expenses are recorded at the fair value of the shares issued. Excluding these non-cash expenses the income (loss) for the three months ended June 30 would have been ($435,670) and ($737,849) for 2009 and $1,436,515 and $1,386,871,
respectively.

Liquidity and Capital Resources.

We have consistently been financed through loans from related parties and from raising capital through private equity offerings. We used $27,684 and $467,680 of cash in our operating activities in the six months ended June 30, 2009 and 2008, respectively. Cash provided by investing activities for the same periods in 2009 and 2008 were $66,131 and $88,214, respectively. Cash received through financing activities totaled $-0- and $229,244 from the issuance of our common stock and contributed capital. We expect that in the next twelve months the cash generated by our operations will be adequate to cover our operating expenses.

Given the right circumstances, we would entertain a secondary financing if it would ensure our growth could be greatly fast-tracked otherwise we will focus on building our business via revenue growth. Currently, we do not have any definitive plans for a secondary financing.

We currently have no material commitments for major capital expenditures.

Dependence on Key Personnel

We are dependent on the services of Gordon Muir, the Chief Executive Officer of the Company. The loss of Mr. Muir, or other key executives and personnel, or the inability to attract and retain the additional highly skilled employees required for the expansion of our activities, may have a material adverse effect on our business or our future operations.

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


PART II - OTHER INFORMATION.

Item 1. Legal Proceedings.

Professional Bull Riders, Inc. v. AlphaTrade.com,
United Stated District Court, District of Colorado, Case No. 08-cv-01017 (MSK)

Plaintiff Professional Bull Riders, Inc. ("PBR") commenced this action against the Company on or about April 15, 2008 in the District Court of Pueblo County, Colorado, Case No. 2008CV527. The Company removed this action to the United States District Court for the District of Colorado on May 15, 2008. In its Complaint, PBR alledged two causes of action arising from the alleged breach of a Sponsorship Agreement, as amended, and the alleged breach of a settlement agreement, and seeks damages of over $1,500,000.

On May 21, 2009, the Company entered into a Release and Settlement Agreement with PBR (the "PBR Settlement Agreement"), pursuant to which the Company and PBR agreed to settle all disputes and claims arising from and relating to the Company's sponsorship agreement with the PBR. Pursuant to the PBR Settlement Agreement, the Company agreed to transfer an aggregate of 300,000 shares of common stock of two unrelated entities held for investment purposes by the Company. In addition, the Company agreed to make payments to PBR, for each of its 2009, 2010 and 2011 fiscal years, equal to the lesser of $100,000 or 30% of the Company's net profit for each fiscal year.

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

On May 28, 2009, the Company entered into a Settlement Agreement and Mutual Release with Tommy G (the "Tommy G Settlement Agreement"), pursuant to which the Company and Tommy G agreed to settle all disputes and claims arising from and relating to the Company's sponsorship agreement with Tommy G for aggregate consideration of $10,000.

Equistock Incorporated and Nicholas Thomas v. AlphaTrade.com
U.S. District Court for the Southern District of Texas, Houston Division Civil Action No. 4:09-CV-01645

Plaintiffs Equistock and Thomas ("Plaintiffs") initiated this action in April 2009 with the filing of their Original Petition in the state district courts of Harris County, Texas. The lawsuit arises from a marketing agreement between Equistock and AlphaTrade whereby AlphaTrade provided advertising and marketing services to Equistock on behalf of Equistock's client, Dalrada Financial, Inc. The Plaintiffs have asserted claims for breach of contract, quantum meruit, breach of the duty of good faith and fair dealing, and damage to business goodwill and are seeking $1.19 million in damages.

AlphaTrade has answered the Original Petition by denying these claims and removed the case to U.S. District Court for the Southern District of Texas, Houston Division. Additionally, AlphaTrade has asserted counterclaims against Plaintiffs for fraud, negligent misrepresentation, deceptive trade practices, fraudulent inducement, and breach of contract and is seeking approximately $257,000 in damages.

This action is currently in the discovery stage. AlphaTrade intends to vigorously defend the claims made against it and pursue its counterclaims.

Item 2. Changes in Securities.

The following unregistered securities have been issued since January 1st, 2009:
                                            Valued
Date          No. of Shares      Title      At          Reason

March 2009       400,000         Common      $0.02       For services

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

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

         On August 10, 2009, the Board of Directors of the Company authorized the removal of Penny Perfect as Chief Executive Officer of the Company. Ms.

Perfect shall continue to serve as President and on the Board of Directors of the Company.

         On August 10, 2009, the Board of Directors appointed Gordon Muir as Chief Executive Officer of the Company. Mr. Muir has served as a director of the Company since October 21, 1999 and became Chief Technology Officer in January 2004. He also previously served as the Company's Chief Executive Officer from February 2000 through January 2004.



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



                                 ALPHATRADE.COM


Date:    17/08/2009                                / s / Gordon J.
Muir                                               ----------------------------
                                                   Gordon J. Muir, CEO/Director



Date:    17/08/2009                                / s / Katharine Johnston
                                                   ----------------------------
                                                   Principal Financial Officer