Form 10-Q
period 2009-09-30
ALPHATRADE COM
filed 2009-11-16
CIK 1076462

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

                  For Quarterly period Ended: September 30, 2009; or

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

        State the number of shares outstanding of the issuer's common equity:
$0.001 par value, as of November 13, 2009, was 53,756,023.

         Transitional Small Business Disclosure Format.         Yes     No X
                                                                   ---    ---

                               Report on Form 10-Q
                       For the Quarter Ended September 30, 2009

                                      INDEX

                                                                          Page
                                                                          ----
Part I.  Financial Information

         Item 1.      Financial Statements.................................. 3
                      Balance Sheets.......................................3-4
                      Statements of Operations.............................5-6
                      Statement of Stockholders' Equity (Deficit)............7
                      Statements of Cash Flows.............................8-9
                      Notes to the Financial Statements .................10-15


         Item 2.      Management's Discussion and Analysis
                        or Plan of Operation ............................16-18

         Item 3.      Controls and Procedures.............................. 18


Part II. Other Information

         Item 1.      Legal Proceedings..................................18-19

         Item 2.      Changes in Securities ............................... 19

         Item 3.      Defaults Upon Senior Securities ..................... 19

         Item 4.      Submission of Matters to a Vote of Security Holders.. 19

         Item 5.      Other Information.................................... 19

         Item 6.      Exhibits and Reports on Form 8-K..................... 19

                      Signatures........................................... 20

                      Certifications.......................................

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 ALPHATRADE.COM
                                 Balance Sheets


                                     ASSETS
                                     ------
                                                    September 30, December 31,
                                                        2009          2008
                                                    ------------- -------------
                                                     (Unaudited)   (Restated)
CURRENT ASSETS

 Cash                                               $      9,208  $     55,650
 Accounts receivable, net                                  1,152     1,172,064
 Marketable securities-available for sale                528,608     1,558,876
 Marketable securities-available for sale
   related party                                               -         2,093
 Prepaid expenses                                          3,000         1,000
                                                    ------------  ------------
    Total Current Assets                                 541,968     2,789,683
                                                    ------------  ------------
PROPERTY AND EQUIPMENT, net                               31,399        45,776
                                                    ------------  ------------
    TOTAL ASSETS                                    $    573,367  $  2,835,459
                                                    ============  ============


























   The accompanying notes are an integral part of these financial statements.

                              ALPHATARADE.COM
                               Balance Sheets


              LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
              ----------------------------------------------
                                                    September 30, December 31,
                                                        2009          2008
                                                    ------------- -------------
                                                     (Unaudited)   (Restated)

CURRENT LIABILITIES

 Accounts payable and accrued expenses              $  1,159,484  $  2,161,854
 Bank overdraft                                           34,764             -
 Related party payables                                2,373,751     2,746,262
 Deferred revenues                                       573,583       737,010
                                                    ------------  ------------
    Total Current Liabilities                          4,141,582     5,645,126
                                                    ------------  ------------
TOTAL LIABILITIES                                      4,141,582     5,645,126
                                                    ------------  ------------
COMMITMENTS AND CONTINGENCIES                                  -             -

STOCKHOLDERS' (DEFICIT)

 Preferred shares: $0.001 par value, 10,000,000
  shares authorized: 2,000,000 Class A and 2,000,000
  Class B shares issues and outstanding                    4,000         4,000
 Common shares: $0.001 par value, 100,000,000 shares
  authorized: 53,756,023 and 54,076,023 shares
  issued and outstanding, respectively                    53,756        54,076
 Stock subscription payable                               45,080        45,080
 Additional paid-in capital                           34,606,348    33,921,184
 Accumulated other comprehensive income               (2,709,748)   (1,742,626)
 Accumulated deficit                                 (35,567,651)  (35,091,381)
                                                    ------------  ------------
    Total Stockholders' (Deficit)                     (3,568,215)   (2,809,667)
                                                    ------------  ------------
    TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                                $    573,367  $  2,835,459
                                                    ============  ============













   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
         Statements of Operations and Other Comprehensive Income (Loss)
                                   (Unaudited)

                                     For the Three Months Ended For the Nine Months Ended
                                            September 30,             September 30,
                                     -------------------------- -------------------------
                                         2009          2008         2009         2008
                                     ------------- ------------ ------------ ------------
REVENUES
 Subscription revenue                $    578,690  $   757,287  $  1,840,876 $ 2,317,050
 Advertising revenue                      462,421    1,060,491     1,981,720   3,528,786
 Other revenue                             73,827       49,409       193,420     144,553
                                     ------------  -----------  ------------ -----------
     Total Revenues                     1,114,938    1,867,187     4,016,016   5,990,389
                                     ------------  -----------  ------------ -----------
COST OF SALES
 Financial content                        337,664      490,615     1,136,597   1,431,112
 Other cost of sales                         (838)         396           270       2,538
                                     ------------  -----------  ------------ -----------
     Total Cost of Sales                  336,826      491,011     1,136,867   1,433,650
                                     ------------  -----------  ------------ -----------
GROSS PROFIT                              778,112    1,376,176     2,879,149   4,556,739
                                     ------------  -----------  ------------ -----------
OPERATING EXPENSES
 Management expense                       120,000      120,000       360,000     360,000
 Bad debt expense                             121            -     1,031,598           -
 Professional fees                         66,112      216,500       241,993     884,488
 Research and development                  62,951      123,841       196,795     395,544
 Marketing expense                        145,433      146,899       309,643     639,822
 General and administrative                92,847      175,398       424,604     429,825
                                     ------------  -----------  ------------ -----------
     Total Operating Expenses             487,464      782,638     2,564,633   2,709,679
                                     ------------  -----------  ------------ -----------
INCOME (LOSS) FROM OPERATIONS             290,648      593,538       314,516   1,847,060
                                     ------------  -----------  ------------ -----------
OTHER INCOME (EXPENSE)
 Realized gains (losses) on
   sale of marketable securities           (4,394)     (47,215)     (324,224)   (145,147)
 Gain (Loss) on forgiveness of debt             -            -      (240,000)    307,974
 Interest expense                         (16,675)     (95,206)     (226,562)   (275,377)
                                     ------------  -----------  ------------ -----------
     Total Other Income (Expense)         (21,069)    (142,421)     (790,786)   (112,550)
                                     ------------  -----------  ------------ -----------
NET INCOME (LOSS) BEFORE INCOME TAXES     269,579      451,117      (476,270)  1,734,510

INCOME TAX EXPENSE                              -            -             -           -
                                     ------------  -----------  ------------ -----------
NET INCOME (LOSS)                    $    269,579  $   451,117  $   (476,270)$ 1,734,510
                                     ============  ===========  ============ ===========







   The accompanying notes are a integral part of these financials statements.

                            ALPHATRADE.COM
        Statements of Operations and Other Comprehensive Income (Loss)
                              (Unaudited)

                                     For the Three Months Ended For the Nine Months Ended
                                            September 30,             September 30,
                                     -------------------------- -------------------------
                                         2009          2008         2009         2008
                                     ------------- ------------ ------------ ------------
NET INCOME (LOSS)                    $    269,579  $   451,117  $   (476,270) $ 1,734,510
                                     ============  ===========  ============  ===========
OTHER COMPREHENSIVE INCOME (LOSS)    $    297,629  $  (527,751) $   (967,122) $  (181,420)
                                     ------------  -----------  -----------  -----------
TOTAL COMPREHENSIVE INCOME (LOSS)    $    567,208  $   (76,634) $ (1,443,392) $ 1,553,090
                                     ============  ===========  ============  ===========
BASIC EARNINGS (LOSS) PER SHARE      $       0.00  $      0.01  $      (0.01) $      0.03
                                     ============  ===========  ============  ===========
FULLY DILUTED INCOME (LOSS) PER SHARE $      0.00  $      0.00                $      0.01
                                     ============  ===========                ===========
BASIC WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                54,357,342   51,708,336    54,345,620   50,616,857
                                     ============  ===========  ============  ===========
FULLY DILUTED WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                84,357,342  118,685,186                117,593,707
                                     ============  ===========                ===========






























   The accompanying notes are a integral part of these financials statements.

                                 ALPHATRADE.COM
                      Statements of Stockholders' (Deficit)

               Preferred Stock     Common Stock    Additional     Stock        Other                        Total
              ----------------- ------------------  Paid-In    Subscription Comprehensive  Accumulated   Stockholders'
               Shares    Amount   Shares    Amount  Capital       Payable      Income        Deficit        Equity
              ---------  ------ ---------- ------- ----------- ------------ ------------- ------------- -------------
Balance,
December
31, 2007      4,000,000  $4,000 48,589,773 $48,590 $32,959,057 $    28,500  $ (1,647,531) $(35,925,750) $ (4,533,134)

Common stock
issued for
cash at $0.15
and $0.20 per
share                 -       -  1,075,000   1,075     196,425      16,580             -             -       214,080

Common stock
issued for
services at
$0.02 to $0.21
per share             -       -  4,411,250   4,411     475,040           -             -             -       479,451

Value of stock
purchase
warrants
vested                -       -          -       -      25,652           -             -             -        25,652

Value of stock
options issued
under stock
option plans          -       -          -       -     265,010           -             -             -       265,010

Net income for
the year ended
December
31, 2008              -       -          -       -           -           -       (95,095)      834,369       739,274
              ---------  ------ ---------- ------- ----------- -----------  ------------  ------------  ------------
Balance,
December
31, 2008      4,000,000   4,000 54,076,023  54,076  33,921,184      45,080    (1,742,626)  (35,091,381)   (2,809,667)

Common stock
issued for
services at
$0.02 per
share
(unaudited)           -       -    400,000     400       7,600           -             -             -         8,000

Common stock
canceled
(unaudited)           -       -   (720,000)   (720)        720           -             -             -             -

Contributed
interest
(unaudited)           -       -          -       -     676,844           -             -             -       676,844

Net loss for
the nine
months ended
September
30, 2009
(Unaudited)           -       -          -       -           -           -      (967,122)     (476,270)   (1,443,392)
              ---------  ------ ---------- ------- ----------- -----------  ------------  ------------  ------------
Balance,
September
30, 2009
(Unaudited)   4,000,000  $4,000 53,756,023 $53,756 $34,606,348 $    45,080  $ (2,709,748) $(35,567,651) $ (3,568,215)
              =========  ====== ========== ======= =========== ===========  ============  ============  ============






   The accompanying notes are a integral part of these financials statements.

                                 ALPHATRADE.COM
                            Statements of Cash Flows
                                   (Unaudited)

                                                      For the Nine Months Ended
                                                            September 30,
                                                      -------------------------
                                                          2009         2008
                                                      ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                                    $  (476,270) $ 1,734,510
 Adjustments to reconcile net income (loss) to
  net cash used by operating activities:
    Depreciation expense                                   14,377       13,745
    Value of stock options and warrants granted                 -      157,377
    Loss on sale of investments                           324,224      145,147
    Gain (Loss) on settlement of debt                     240,000     (307,972)
    Transfer of investments to settle debt                500,000            -
    Investments received as payment for accounts
      receivable                                         (933,481)  (2,135,263)
    Common stock issued for services                        8,000      394,601
 Changes in operating assets and liabilities:
    Changes in accounts receivable                      1,170,912      (34,077)
    Changes in prepaid expenses                            (2,000)      (8,150)
    Changes in deferred revenues                         (163,427)    (855,815)

    Changes in related party payables                     304,333      436,159
    Changes in accounts payable and accrued expenses   (1,242,370)      (5,421)
                                                      -----------  -----------
        Net Cash Used in Operating Activities            (255,702)    (465,159)
                                                      -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES

 Sale of securities                                       174,496      100,215
 Purchase of fixed assets                                       -      (18,579)
                                                      -----------  -----------
        Net Cash Provided by Investing Activities         174,496       81,636
                                                      -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES

 Common stock issued for cash                                   -      197,500
 Proceeds from bank overdraft                              34,764       16,038
 Stock subscriptions payable                                    -       16,580
                                                      -----------  -----------
       Net Cash Provided by Financing Activities           34,764      230,118
                                                      -----------  -----------
       NET DECREASE IN CASH                               (46,442)    (153,405)

       CASH AT BEGINNING OF PERIOD                         55,650      153,760
                                                      -----------  -----------
       CASH AT END OF PERIOD                          $     9,208  $       355
                                                      ===========  ===========


   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                            Statements of Cash Flows
                                   (Unaudited)
                                   (Continued)

                                                      For the Nine Months Ended
                                                            September 30,
                                                      -------------------------
                                                          2009         2008
                                                      ------------ ------------
SUPPLEMENTAL DISCLOSURES OF
    CASH FLOW INFORMATION

    CASH PAID FOR:

       Interest                                       $    29,315  $    64,513
       Income Taxes                                   $         -  $         -

    NON CASH INVESTING AND FINANCING ACTIVITIES:

        Common stock issued for services              $     8,000  $   394,601
        Value of stock options and warrants vested    $         -  $   157,377

































   The accompanying notes are an integral part of these financial statements.

                               ALPHATRADE.COM, INC
                Notes to ALPHATRADE.COM INC Financial Statements
                       September 30, 2009 and December 31, 2008

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2009 and 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements. The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - RELATED PARTY PAYABLES

The related party payables were reduced by $799,013 and $372,511 during the three and nine months ended September 30, 2009, respectively. It is mainly due to the related party interest accrual reduced by $674,844 in September 2009.

The related party 536653 B.C. Ltd. contributed its accrued loan interest of $676,844 to the Company during the quarter by reducing its interest rate from 20% to 3% as of July 1, 2009.

                               ALPHATRADE.COM, INC
                Notes to ALPHATRADE.COM INC Financial Statements
                       September 30, 2009 and December 31, 2008

NOTE 4 - OUTSTANDING COMMON STOCK OPTIONS AND STOCK PURCHASE WARRANTS

In according with Accounting Standards Codification ("ASC") Topic 718 (FAS123R), the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. The following weighted average assumptions used for grants in the periods ended September 30, 2009 and December 31, 2008: dividend yield of zero percent for all years; expected volatility of 74.36% and 62.01%; risk-free interest rates of 5.03% and 3.35% and expected lives of 1.0 and 3.0, respectively.

The general terms of awards such as vesting requirements (usually 1 to 2 years), term of options granted (usually 10 years), and number of shares authorized for grants of options or other equity instruments are determined by the Board of Directors. A summary of the status of the Company's stock options and warrants as of September 30, 2009 and changes during the periods ended December 31, 2008 and September 30, 2009 is presented below:

                                           Weighted    Weighted
                                           Options     Average      Average
                                           and         Exercise     Grant Date
                                           Warrants    Price        Fair Value
                                           -----------------------------------
         Outstanding, December 31, 2007    51,570,347  $0.38             $0.38
            Granted                         9,245,000   0.21              0.21
            Expired                        (5,046,497)  0.47              0.47
            Exercised                        (558,650)  0.25              0.25

         Outstanding, December 31, 2008    55,210,200  $0.32             $0.32
         Exercisable, December 31, 2008    40,730,200  $0.33             $0.33
                                           -----------------------------------
         Outstanding, December 31, 2008    55,210,200  $0.32             $0.32
            Granted                               -0-    -0-               -0-
            Expired                        (6,765,000)  0.47              0.47
            Exercised                             -0-    -0-               -0-

         Outstanding, September 30, 2009   48,445,200  $0.30             $0.30
         Exercisable, September 30, 2009   33,965,200  $0.30             $0.30

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

                               ALPHATRADE.COM, INC
                Notes to ALPHATRADE.COM INC Financial Statements
                       September 30, 2009 and December 31, 2008

NOTE 5 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements
--------------------------------

In May 2009, the FASB issued ASC Topic 855 (FAS 165), "Subsequent Events". This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 require an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company's financial condition or results of operation.

In June 2009, the FASB issued FAS 166, "Accounting for Transfers of Financial Assets" an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance, and cash flows: and a transferor's continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have an impact on the Company's results of operations, financial condition or cash flows.

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

In June 2009, the FASB issued ASC Topic 105 (FAS 168), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles". FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This

                               ALPHATRADE.COM, INC
                Notes to ALPHATRADE.COM INC Financial Statements
                       September 30, 2009 and December 31, 2008

NOTE 5 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)
--------------------------------------------

statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of FAS 168 to have an impact on the Company's results of operations, financial condition or cash flows.

In June 2009, the FASB issued ASU No. 2009-01, "Topic 105-Generally Accepted Accounting Principles, amendments based on FASB 168". No. 2009-01 amends FASB 168, the Accounting Standard Update includes Statement 168 in its entirely, including the accounting standard update instructions contained in Appendix B of the Statement. The Company does not expect the adoption of No. 2009-01 to have an impact on the Company's results of operations, financial condition or cash flows.

In August 2009, the FASB issues ASU No. 2009-05, "Fair Value Measurements and Disclosures, (Topic 820), Measuring Liabilities at Fair Value". This pronunciation provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using the provided techniques. The Company does not expect the adoption of No. 2009-05 to have an impact on the Company's results of operations, financial condition or cash flows.

NOTE 6 - LAWSUITS

Equistock Incorporated and Nicholas Thomas v. AlphaTrade.com

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

                               ALPHATRADE.COM, INC
                Notes to ALPHATRADE.COM INC Financial Statements
                       September 30, 2009 and December 31, 2008

NOTE 7 - COMMON STOCK CHANGE

On September 15, 2009, the Company's board of directors canceled 720,000 shares issued from the 2008 Stock Option Plan of the Corporation to various employees and consultants for services at a price of $0.05 per share. The shares were issued on October 23, 2008.

NOTE 8 - SUBSEQUENT EVENTS

Management has evaluated subsequent events as of November 13, 2009 and reports that there are no subsequent events to report.

NOTE 9 - INVESTMENT

The Company has investments in marketable equity securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The classification of those securities and the related accounting polices are as follows:

Available-for-sale securities consist of marketable equity securities not classified as trading or held-to-maturity. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, are reported in Accumulated Other Comprehensive Income of stockholders' equity.

The Company determines the cost of securities sold by specific identification method.

The following is a summary of the Company's investment in available-for-sale securities as of September 30, 2009.

                       Amortized    Gross        Gross           Fair
                       Cost         Unrealized   Unrealized      Market
                       Basis        Gains        Loss            Value
                       ---------    ----------   -----------     --------
Available-for-sale
Securities             3,238,356    79,507       (2,789,255)*    528,608

*There is $62,150 which has been in a continuous unrealized loss position for less than 12 months and $2,727,105 which has been in a continuous unrealized loss position for 12 months or longer.

There is stock with a fair value of $511,890 in the available-for-sale securities which is subject to the Rule 144 hold restriction.

For the 3 months ended September 30, 2009, there is $46 realized gains and ($4,440) realized losses resulting from sales of securities; there is $44,138 gains reclassified out of accumulated comprehensive income into earnings.

                               ALPHATRADE.COM, INC
                Notes to ALPHATRADE.COM INC Financial Statements
                       September 30, 2009 and December 31, 2008

NOTE 9 - INVESTMENT (Continued)

For the 9 months ended September 30, 2009, there is $4,521 realized gains and ($328,745) realized losses resulting from sales of securities; there is ($361,102) net of loss reclassified out of accumulated comprehensive income into earnings.

NOTE 10 - 2008 RESTATEMENT

The Company has restated 2008 financial statements to record the cancelled $240,000 in compensation as expensed to additional paid-in capital in 2007.

NOTE 11 - CONTINGENCY

On May 21, 2009, the Company entered into a Release and Settlement Agreement with PBR (the "PBR Settlement Agreement"), pursuant to which the Company and PBR agreed to settle all disputes and claims arising from and relating to the Company's sponsorship agreement with the PBR. Pursuant to the PBR Settlement Agreement, the Company agreed to make payments to PBR, for each of its 2009, 2010 and 2011 fiscal years, equal to the lesser of $100,000 or 30% of the Company's net profit for each fiscal year.

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

Results of Operations.
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
-----------------------------------------

During the three and nine months ended September 30, 2009, revenue continued to decline due to the unstable economy. Our advertising business continues to be adversely affected as many clients curtail their marketing and advertising budgets. Revenue for the three and nine months ended September 30, 2009 was $1,114,938 and $4,016,016, respectively. This is a decline of 40% and 33% over the three and nine months ended September 30, 2008, which had revenues of $1,867,187 and $5,990,389.

Advertising revenues for the three and nine month period ended September 30 were $462,421 and $1,981,720 in 2009 and $1,060,491 and $3,528,786 in 2008. In
addition, we had $573,583 in deferred revenue to be realized in subsequent quarters. This deferred revenue is derived from our long term advertising and marketing which was not realized in this quarter. We revised our advertising model from a price point to accommodate new client interest and to make it easier for clients to make a marketing buying decision.

We continue to focus on increasing the traffic to our stable of websites to ensure our advertising clients have a highly desirable demographic target audience. We are experiencing success with building new subscribers to our business networking site, www.zenobank.com. The site provides a comprehensive
                          ----------------
forum for companies, businesses associated with the financial markets and investors to network using all of the modern, web-based tools available such as blogs, forums, and chat rooms. Every public company, once they sign up, will have complete and accurate financial data on their profile pages on ZenoBank - this will ensure they are compliant with all regulatory policies with respect to investor relations.

Our cost of sales for our financial products is directly related to the price of our financial feeds and content. Some of these costs are fixed monthly fees and others are based on the number of users or subscribers.

We believe the market conditions at present will encourage people to save money in every way possible and with the cost effective products AlphaTrade has in both the E-Gate and advertising programs, we believe this could be beneficial for us in increasing our client base for all of our products. For the three and nine months ended September 30, 2009 our cost of sales was 30% and 28% of revenues compared to 26% and 24% of revenues for the same periods in 2008. The increase in cost of sales was due to the decline in advertising revenues as a percentage of our total revenues.

Our operating expenses decreased to $487,464 and $2,564,633 in 2009 from $782,638 and $2,709,679 in 2008 mainly due to lower spending on professional fees, marketing expenses and research and development expenses.

We incurred a loss of $240,000 on the settlement of debt with the Professional Bull Riders Association (PBR) during the nine months ended September 30, 2009. We transferred to PBR shares of marketable securities held as an investment. The cost of those shares exceeded the recorded liability by $240,000 resulting in a loss on the settlement of the debt.

During the respective three and nine month periods ended September 30, we realized a net income of $269,579 and a net loss of ($476,270) in 2009, and a net income of $451,117 and $1,734,510 in 2008. This is a decrease of $181,538 and $2,210,780, respectively. During the three and nine months ended September 30, 2009 we incurred $145,433 and $309,643 in marketing fees compared to $146,899 and $639,882 during the comparative periods of 2008.

Included in professional fees for 2009 are shares of common stock to investor relations consultants valued at $-0- and $8,000 for the three and nine month periods, respectively. For the same periods in 2008 this expense was $73,033 and $394,601. For the most part, the investor relation's consultants are hired to introduce new advertising clients to the company. We recognized related party compensation expense of $120,000 and $360,000 for the three and nine month ended September 30, 2009 and 2008.

Historically, many of our expenses are paid in shares of our common stock. The expenses are recorded at the fair value of the shares issued. Excluding these non-cash expenses the income (loss) for the three and nine months ended September 30 would have been $269,579 and ($468,270) for 2009 and $667,294 and $2,286,488, respectively.

Liquidity and Capital Resources.

We have consistently been financed through loans from related parties and from raising capital through private equity offerings. We used $255,702 and $465,159 of cash in our operating activities in the nine months ended September 30, 2009 and 2008, respectively. Cash provided by investing activities for the same periods in 2009 and 2008 were $174,496 and $81,636, respectively, came from the sale of marketable securities. We expect that in the next twelve months the cash generated by our operations will be adequate to cover our operating expenses.

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

Item 3.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.


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

None.

Item 5. Other Information.

None


Item 6. Exhibits and Reports on Form 10-Q.

(a) Exhibits

Exhibit 31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanses-Oxley Act of 2002.

Exhibit 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanses-Oxley Act of 2002.

Exhibit 32.1 Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Report on Form 8-K

None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 ALPHATRADE.COM


Date:    November 13, 2009                           / s / Gordon J. Muir
                                                   ----------------------------
                                                   Gordon J. Muir, CEO/Director



Date:    November 13, 2009                           / s / Katharine Johnston
                                                   ----------------------------
                                                   Principal Financial Officer/
                                                   Director