Form 10-K/A
period 2007-12-31
ALPHATRADE COM
filed 2010-04-22
CIK 1076462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

[×]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007 or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number:  000-25631

AlphaTrade.com
(Exact name of registrant as specified in its charter)

NV	98-0211652

(State or other jurisdiction	(IRS Employer
of incorporation)	Identification Number)

930 West First Street, Ste 116, North Vancouver, BC	V7P 3N4

(Address of principal executive offices)	(Zip Code)
(604) 986-9866
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.001 par value	Over The Counter Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	[ ] Yes [×] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	[ ] Yes [×] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	[×] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).	[×] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.	[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

[ ]	Large accelerated filer	[ ]	Accelerated filer
[ ]	Non-accelerated filer	[×]	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	[ ] Yes [×] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 48,589,773 as of December 31, 2007.

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

The total compensation expense to these entities was $480,000 in 2006 and

$480,000 in 2007. The companies agreed to cancel $240,000 of the compensation for 2007, which was therefore recorded as a contribution to capital. Similarly, the related party cash compensation is expected to be $240,000 in 2008. During 2006, the companies were also awarded bonuses of 1,000,000 preferred shares each. The preferred shares are convertible into common shares on a 10 for 1 basis. We recognized an additional $3,080,011 in expense for the fair value of these preferred shares in 2006.

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

We incurred a net loss of $4,736,540 for the year ended December 31, 2006 compared to $5,723,130 for the year ended December 31, 2007. Included in the loss for 2006 and 2007 was $4,603,954 and $1,447,061, respectively as the value of options and shares issued for services. In addition, the 2007 loss figure includes an other-than-temporary impairment of available-for-sale securities in the amount of $909,127.  Excluding these non-cash expenses,the losses for 2006 and 2007 would have been $132,586 and $3,366,942, respectively. Due to our improved cash position we hope to minimize the practice of issuing shares of stock for services which will serve to also decrease our related party expense.

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


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

                               Option Awards                                                           Stock Awards

----------------------------------------------------------------------------------------------------------------------

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

           Number of     Number of          of                              or Units     of     Other       Units or

           Securities    Securities     Securities                          of Stock    Stock   Rights       Other

           Underlying    Underlying     Underlying                            That       That    That        Rights

           Unexercised   Unexercised    Unexercised   Option                  Have       Have    Have      That Have

            Options       Options        Unearned    Exercise    Option       Not        Not     Not          Not

              ($)           ($)          Options       Price   Expiration    Vested     Vested  Vested       Vested

Name      Exercisable  Unexercisable       (#)          ($)       Date        ($)        ($)     (#)           ($)

-------------------------------------------------------------------------- ----------  ------- ----------  -----------

Penny         14,500,000   750,000        --            $0.42      --        --          --      --            --

   Perfect

Gordon

   Muir       14,500,000   750,000        --            $0.42      --        --          --      --            --



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

$885,600, the company also recognized an impairment to it’s investment holdings of 909,127 due to other than temporary declines.  The effects to the  financial  statements  are  described in Note 11.

Accordingly, the financial statements have been restated to correct this error.

Chisholm, Bierwolf & Nilson, LLC

Bountiful, Utah

January 18, 2008 except for Notes 1(n), 8, 9 & 11 dated March 23, 2010

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

  issued and outstanding, respectively                     48,590        40,425

Additional paid-in capital                            32,959,057    30,853,661

Prepaid expenses-related parties                               -       (30,000)

Stock subscription payable                                28,500             -

Accumulated other comprehensive income                  (738,404)     (717,860)

Accumulated deficit                                  (36,834,877)  (31,111,747)

                                                      -----------   -----------

   Total Stockholders' (Deficit)                       (4,533,134)     (961,521)

                                                      -----------   -----------

   TOTAL LIABILITIES AND STOCKHOLDERS'(DEFICIT)       $ 1,192,280   $   541,245

                                                      ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM

                            Statements of Operations

                                                          Years Ended

                                                          December 31,

                                               ------------------------------

                                                    2007            2006

                                               --------------  --------------

REVENUE                                          (restated)

   Subscription revenue                        $   3,064,459   $   2,817,955

   E-Trax revenue                                     88,846          76,491

   Advertising revenue                             1,926,276       1,256,656

   Advertising revenue-related party                       -         243,900

   Other revenue                                      13,644             994

                                               -------------   -------------

     Total Revenue                                 5,093,225       4,395,996

COST OF SALES

   Financial content                               1,727,258       1,750,533

   Other cost of sales                                 5,377           5,486

                                               -------------   -------------

     Total Cost of Sales                           1,732,635       1,756,019

                                               -------------   -------------

   Gross profit                                    3,360,590       2,639,977

                                               -------------   -------------

EXPENSES

   Related party compensation                        480,000       3,560,011

   Professional fees                               1,668,878       1,956,125

   Research and development                          439,456         411,595

   Marketing expense                               4,511,673         902,167

   General and administrative expenses               818,362         503,409

                                               -------------   -------------

     Total Expenses                                7,918,369       7,333,307

                                               -------------   -------------

LOSS FROM OPERATIONS                              (4,557,779)     (4,693,330)

OTHER INCOME (EXPENSE)

   Interest expense                                 (212,001)              -

   Other-than-temporary impairment of

     available-for-sale equity securities           (909,127)              -

   Gain (loss) on marketable securities              (44,223)        (43,209)

                                               -------------   -------------

      Total Other Income (Expense)                (1,165,351)        (43,209)

                                               -------------   -------------

NET LOSS                                          (5,723,130)     (4,736,539)

                                               -------------   -------------

UNREALIZED GAIN/(LOSS) ON AVAILABLE

    FOR SALE SECURITIES                              (20,544)       (903,660)

                                               -------------   -------------

TOTAL COMPREHENSIVE LOSS                       $  (5,743,674)  $  (5,640,199)

                                               =============   =============

BASIC AND DILUTED NET LOSS PER SHARE

   Net loss per share                          $       (0.12)  $       (0.13)

                                               =============   =============

   Comprehensive loss per share                $       (0.12)  $       (0.16)

                                               =============   =============

WEIGHTED AVERAGE NUMBER OF SHARES

OUTSTANDING                                      48,589,773      35,408,202

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

Common stock issued

for services at an

average price of

$0.21 per share              -      -  5,520,526   5,520   1,035,525   69,797                -             -

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

Executive compensation

contributed by related

party                        -      -          -       -     240,000        -                -             -

Net loss for year ended

December 31, 2007           -      -          -       -           -        -          (20,544)    (5,723,130)

                     ---------- ------ ---------- ------- ----------- --------     -----------  -------------

Balance,

December 31, 2007   4,000,000 $4,000 48,589,773 $48,590 $32,959,057 $  28,500    $   (738,404) $ (36,834,877)

                     ========= ====== ========== ======= =========== =========    ============  =============

   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM

                            Statements of Cash Flows

                                                              Years Ended

                                                              December 31,

                                                     -------------------------

                                                           2007        2006

                                                        (restated)

                                                     ------------ ------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                            $(5,723,130) $(4,736,539)

  Adjustments to reconcile net loss to

   net cash used by operating activities:

    Common and preferred stock issued for

      services                                         1,087,943    4,220,853

    Common stock options and warrants issued

      for services                                       359,118      383,101

    Depreciation expense                                  15,614       12,916

    Investments received as payment for

      accounts receivable                             (1,724,320)    (958,339)

    Loss on sale of investments                           44,223       43,209

    Other-than-temporary impairment of

      available-for sale equity securities               909,127           -

    Services contributed by related party                240,000            -

  Changes in operating assets and liabilities:

    (Increase) decrease in accounts receivable            36,719      (58,936)

    (Increase) decrease in prepaid expenses                6,398      192,312

    Increase (decrease) in accounts payable

      and accrued expenses                             1,857,683      198,264

    Increase (decrease) in deferred revenue              888,846       35,060

    Increase is related party payable                  1,476,119      284,368

                                                     -----------  -----------

     Net Cash (Used) by Operating Activities            (525,660)    (383,731)

                                                     -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Sale of investments                                     70,794       49,331

  Purchase of fixed assets                               (23,697)      (3,935)

                                                     -----------  -----------

     Net Cash Provided by Investing Activities            47,097       45,396

                                                     -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Common stock issued for cash                          456,500      338,250

   Stock subscriptions payable                            28,500            -

                                                     -----------  -----------

     Net Cash Provided by Financing Activities           485,000      338,250

                                                     -----------  -----------

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

The Company records deferred revenue when it receives cash receipts in advance of performing the related service.  These advance payments received are considered a current liability, and are amortized to revenue over the term of the service contract.

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

          n.  Marketable Securities-Available for Sale (Restated)

          The   Company   occasionally   receives   marketable   securities   as

          compensation for its advertising  services.  The Company's  marketable securities are classified as "available  for sale".  Accordingly,  the

          Company  originally  recognizes  the  shares at the fair  value of the services  performed.  The shares  are  evaluated  quarterly  using the specific identification method. Any unrealized holding gains or losses are reported as Other Comprehensive Income and as a separate component of  stockholder's  equity.  Realized  gains and losses and other-than-

          temporary impairments are included in earnings.

          A company related to the Company by common management issued shares of common  stock  for  advertising  services,  which  are  classified  as available for sale.

          Marketable Securities-Available for Sale are as follows:

                  Balance, December 31, 2005          $   320,800

                  Marketable securities received

                   for services in 2006                   910,527

                  Realized gains and losses               (43,210)

                  Unrealized gains and losses            (903,659)

                                                      -----------

                 Balance, December 31, 2006          $   284,458

                   Balance, December 31, 2006         $   284,458

                  Marketable Securities-Available

                   for Sale                                68,466

                  Marketable Securities-Available

                   for sale-related party                 215,992

                                                      -----------

                  Balance, December 31, 2006          $   284,458

                                                      ===========

                  Balance, December 31, 2006          $   284,458

                  Marketable securities received

                   for services in 2007                 1,353,526

                  Realized gains and losses               (44,223)

                  Unrealized gains and losses             (20,544)

                  Other-than temporary impairment       (909,127)

                                                      -----------

                  Balance, December 31, 2007          $   664,090

                                                      ===========

                  Marketable Securities-Available

                   for Sale                           $     5,232

                  Marketable Securities-Available

                   for sale-related party                 658,858

                                                      -----------

                  Balance, December 31, 2007          $   664,090

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

          Company  evaluates  securities  for other-than-temporary  impairment at least  on  a  yearly  basis,  and  more  frequently  when  economic  or market conditions warrant such evaluation. Consideration is given to the length of time and amount of the loss relative to cost, the nature and financial condition of the issuer and the ability and intent of the

          Company  to  hold  the  investment  for  a  time  sufficient  to  allow any anticipated recovery in fair value. There were no securities with unrealized losses which management considers to be other-than-temporary impairments at December 31, 2007.  If cost investments  become marketable they are  reclassified to Market  Securities-Available  for

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

During the year ended December 31, 2007, two companies owned for the benefit of the two officers of the Company received cash of $240,000 which was recorded as related party compensation. No bonus was awarded for 2007.  An additional $240,000 was agreed not to be paid, and was record as a contribution to capital during the 2007 fiscal year.

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

          Net  deferred tax assets  consist of the  following  components  as of

          December 31, 2007 and 2006:

                                      2007 (Restated)       2006

                                      --------------- ---------------

          Deferred tax assets:

            NOL carryover             $    5,122,832  $    3,381,747

            Contribution carryover             4,678           4,678

            Capital loss                      79,759          79,759

            Depreciation                       2,284           2,284

            Accrued expenses                  34,320          34,320

          Deferred tax liabilities:                -               -

          Valuation allowance             (5,243,873)     (3,502,788)

                                      --------------  --------------

          Net deferred tax asset      $            -  $            -

                                      ==============  ==============

          The  income  tax  provision  differs  from the  amount of  income  tax determined by applying the U.S.  federal and state income tax rates of

          39% to pretax income from  continuing  operations  for the years ended

          December 31, 2007 and 2006 due to the following:

                                 ALPHATRADE.COM

                        Notes to the Financial Statements

                           December 31, 2007 and 2006

NOTE 8 -  INCOME TAXES (Continued)

                                             2007 (Restated)      2006

                                              -------------- --------------

              Book Loss                       $ (2,174,789)  $ (1,863,172)

              Stock for services/options           564,354      1,795,542

              Accrued bonus                              -         30,420

              Capital loss                               -         31,252

              Impairment of investments            345,468              -

              Valuation allowance                1,264,467          5,958

                                              ------------   ------------

                                              $          -   $          -

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

                                             2007 (Restated)     2006

                                              ------------- -------------

Loss (numerator)                              $ (5,723,130) $ (4,736,539)

                                              ------------  ------------

Comprehensive Loss (numerator)                  (5,743,674)   (5,640,199)

                                              ------------  ------------

Shares (denominator)                            48,589,773    35,408,202

                                              ------------  ------------

Per share amount                              $      (0.12) $      (0.13)

                                              ------------  ------------

Per share amount                              $      (0.12) $      (0.16)

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

NOTE 11 -  RESTATED FINANCIAL STATEMENTS

          The Company's  financial  statements  for the year ended  December 31,

          2007 have been restated to record $885,600 of advertising  revenues as deferred revenues.  The Company determined that all of the services to be provided under the terms of the advertising agreements had not been completed as of December 31, 2007. These advertising agreements called for the Company to provide services over an extended period of time.  The Company has revised its revenue recognition policy so as to appropriately recognize revenues under these contracts as they are earned.  Accordingly the Company is now recording deferred revenue when payments for services are received, and amortizing the deferred revenue on a pro-rata basis over the lives of the contracts.  Therefore, revenues previously recorded for the year ended December 31, 2007 have been deferred to 2008 in these restated financial statements, so as to correspond to when the services were actually performed.

In addition, the financial statements are restated to as to correctly record a $240,000 value for professional services contributed to the Company by a related party, and to properly record other-than-temporary impairments of available-for-sale equity securities of $909,127.

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

                                                         Original    Restated

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

  issued and outstanding, respectively                     48,590       48,590

Additional paid-in capital                            32,719,057   32,959,057

Stock subscription payable                                28,500       28,500

Accumulated other comprehensive income                (1,647,531)    (738,404)

Accumulated deficit                                  (34,800,150) (36,834,877)

                                                      -----------  -----------

   Total Stockholders' (Deficit)                       (3,647,534)  (4,533,134)

                                                      -----------  -----------

   TOTAL LIABILITIES AND STOCKHOLDERS'(DEFICIT)       $ 1,192,280  $ 1,192,280

                                                      ===========  ===========

STATEMENT OF OPERATIONS

REVENUE

   Subscription revenue                               $ 3,064,459  $ 3,064,459

   E-Trax revenue                                          88,846       88,846

   Advertising revenue                                  2,811,876    1,926,276

   Other revenue                                           13,644       13,644

                                                      -----------  -----------

     Total Revenue                                      5,978,825    5,093,225

COST OF SALES

   Financial content                                    1,727,258    1,727,258

   Other cost of sales                                      5,377        5,377

                                                      -----------  -----------

     Total Cost of Sales                                1,732,635    1,732,635

                                                      -----------  -----------

   Gross profit                                         4,246,190    3,360,590

                                 ALPHATRADE.COM

                        Notes to the Financial Statements

                           December 31, 2007 and 2006

NOTE 11 -  RESTATED FINANCIAL STATEMENTS (CONTINUED)

Statement of Operations (Continued)

                                                       Original     Restated

                                                      -----------  -----------

EXPENSES

   Related party compensation                             240,000      480,000

   Professional fees                                    1,668,878    1,668,878

   Research and development                               439,456      439,456

   Marketing expense                                    4,511,673    4,511,673

   General and administrative expenses                    818,362      818,362

                                                      -----------  -----------

     Total Expenses                                     7,678,369    7,918,369

                                                      -----------  -----------

LOSS FROM OPERATIONS                                   (3,432,179)  (4,557,779)

OTHER INCOME (EXPENSE)

   Interest expense                                      (212,001)    (212,001)

   Other-than temporary impairment of

    available-for-sale equity securities                        -     (909,127)

   Gain (loss) on marketable securities                   (44,223)     (44,223)

                                                      -----------  -----------

     Total Other Income (Expense)                        (256,224)  (1,165,351)

                                                      -----------  -----------

NET LOSS                                               (3,688,403)  (5,723,130)

                                                      -----------  -----------

UNREALIZED INCOME/(LOSS) ON AVAILABLE

  FOR SALE SECURITIES                                    (929,671)     (20,544)

                                                      -----------  -----------

TOTAL COMPREHENSIVE LOSS                              $(4,618,074) $(5,743,674)

                                                      ===========  ===========

BASIC AND DILUTED NET LOSS PER SHARE

   Net loss per share                                 $     (0.08)  $    (0.12)

                                                      ===========  ===========

   Comprehensive loss per share                       $     (0.10)  $    (0.12)

                                                      ===========  ===========

WEIGHTED AVERAGE NUMBER OF SHARES

OUTSTANDING                                           48,589,773   48,589,773

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

                                       38

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

                                       39

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    ALPHATRADE.COM

         Dated: April 21, 2010                     /s/ Gordon J. Muir
                                                   ----------------------------
                                                   Its: CEO/Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature               Title                                     Date

----------------------  ----------------------------------------  --------------

/s/ Gordon Muir         Chief Executive Officer and Director      April 21, 2010

------------------

Gordon J. Muir

/s/ Katharine Johnston  Vice President - Business Operations,     April 21, 2010

----------------------  Principal Financial Officer and Director

Katharine Johnston

/s/ Lisa McVeigh        Director                                  April 21, 2010

----------------------

Lisa McVeigh

                                       40