Form 10-Q/A
period 2008-03-31
ALPHATRADE COM
filed 2010-04-22
CIK 1076462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

[×]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008 or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number:  000-25631

AlphaTrade.com
(Exact name of registrant as specified in its charter)

NV	98-0211652

(State or other jurisdiction	(IRS Employer
of incorporation)	Identification Number)

930 West First Street, Ste 116, North Vancouver, BC	V7P 3N4

(Address of principal executive offices)	(Zip Code)
(604) 986-9866
Registrant’s telephone number, including area code

(Former Name or Former Address, if Changed Since Last Report)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [  ]  Yes   [×]  No
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 50,250,523 as of March 31, 2008.

Signatures
EXHIBIT INDEX
EX-31.1 Certifications required under Section 302 of the Sarbanes-Oxley Act
EX-31.2 Certifications required under Section 302 of the Sarbanes-Oxley Act
EX-32.1 Certifications required under Section 906 of the Sarbanes-Oxley Act
EX-32.2 Certifications required under Section 906 of the Sarbanes-Oxley Act

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

         Item 3.      Controls and Procedures ............................. 14

Part II. Other Information

         Item 4.      Submission of Matters to a Vote of Security Holders . 16

                      Certifications.....................................18-23

PART I - FINANCIAL INFORMATION

ALPHATRADE.COM
Balance Sheets

ASSETS

	March 31,	December 31,
	2008	2007
	(unaudited)
CURRENT ASSETS	(restated)

Cash	$35,281	$153,760
Accounts receivable	930	28,047
Marketable securities-avaliable for sale	482,713	658,858
Marketable securities-avaliable for sale related party	7,324	5,232
Prepaid expenses	14,900	750

Total Current Assets	541,148	846,647

PROPERTY AND EQUIPMENT, net	40,334	45,633

OTHER ASSETS

Investments, at cost	300,000	300,000

TOTAL ASSETS	$881,482	$1,192,280

The accompanying notes are an integral part of these financial statements.

ALPHATARADE.COM
Balance Sheets
(restated)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	March 31,	December 31,
	2008	2007
	(unaudited)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$2,159,821	$2,404,822
Bank overdraft	65,918	-
Related party payables	2,435,650	2,190,414
Deferred revenues	749,137	1,130,178

Total Current Liabilities	5,410,526	5,725,414

TOTAL LIABILITIES	5,410,526	5,725,414

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred shares: $0.001 par value,
10,000,000 shares authorized: 2,000,000 Class A and
2,000,000 Class B shares issues and outstanding	4,000	4,000
Common shares: $0.001 par value,
100,000,000 shares authorized: 50,280,523 and 48,589,773
shares issues and outstanding,respectively	50,281	48,590
Stock subscription payable	45,080	28,500
Additional paid-in capital	33,312,117	32,959,057
Accumulated other comprehensive income	(966,756)	(738,404)
Accumulated deficit	(36,973,766)	(36,834,877)

Total Stockholders' Equity (Deficit)	(4,529,044)	(4,533,134)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$881,482	$1,192,280

The accompanying notes are an integral part of these financial statements.

ALPHATRADE.COM
Statements of Operations
(unaudited)
(restated)

	For the Three Months Ended
	March 31,
	2008	2007
REVENUES
Subscription revenue	$771,928	$772,661
Advertising revenue	808,055	398,367
Other revenue	37,401	20,179

Total Revenues	1,617,384	1,191,207

COST OF SALES
Financial content	483,403	452,294
Other cost of sales	1,100	1,486

Total Cost of Sales	484,503	453,780

GROSS PROFIT	1,132,881	737,427

OPERATING EXPENSES
Management expense	120,000	120,000
Professional fees	438,492	457,825
Research and development	147,478	87,751
Marketing expense	134,697	891,497
General and administrative	256,885	180,797

Total Operating Expenses	1,097,552	1,737,870

INCOME (LOSS) FROM OPERATIONS	35,329	(1,000,443)

OTHER INCOME (EXPENSE)
Gain (Loss) on sale of assets	(85,738)	-
Interest expense	(88,480)	-

Total Other Income (Expense)	(174,218)	-

NET LOSS BEFORE INCOME TAXES	(138,889)	(1,000,443)

INCOME TAX EXPENSE	-	-

NET LOSS	$(138,889)	$(1,000,443)

OTHER COMPREHENSIVE INCOME (LOSS)	$(228,352)	$(9,482)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(367,241)	$(1,009,925)

BASIC EARNINGS (LOSS) PER SHARE	$(0.00)	$(0.03)
COMPREHENSIVE BASIC EARNINGS (LOSS) PER SHARE	$(0.01)	$(0.03)
BASIC WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	49,601,306	37,502,527
FULLY DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	49,601,306	37,502,527

The accompanying notes are an integral part of these financial statements.

ALPHATRADE.COM
Statements of Stockholders' Equity
(restated)

					Additional	Stock	Other		Total
	Preferred Stock		Common Stock		Paid-In	Subscription	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Income	Deficit	Equity

Balance, December 31, 2006	4,000,000	$4,000	40,425,027	$40,425	$30,853,661	$(30,000)	$(717,860)	$(31,111,747)	$(961,521)

Common stock issued for cash
at $0.18 per share	-	-	2,287,500	2,288	454,212	28,500	-	-	485,000

Common stock issued for services
at $0.20 per share	-	-	5,877,246	5,877	1,052,066	-	-	-	1,057,943

Value of stock purchase
warrants granted	-	-	-	-	207,728	-	-	-	207,728

Value of stock options issued
under the 2007 stock option plan	-	-	-	-	131,540	-	-	-	131,540

Contributed capital	-	-	-	-	19,850	-	-	-	19,850

Executive compensation
contributed by related party	-	-	-	-	240,000	-	-	-	240,000

Amortization of prepaid expense	-	-	-	-	-	30,000	-	-	30,000

Net income for the year
ended December 31, 2007	-	-	-	-	-	-	(20,544)	(5,723,130)	(5,743,674)

Balance, December 31, 2007	4,000,000	4,000	48,589,773	48,590	32,959,057	28,500	(738,404)	(36,834,877)	(4,533,134)

Common stock issued for cash
at $0.20 per share	-	-	725,000	725	144,275	16,580	-	-	161,580

Common stock issued for services
at $0.20 per share	-	-	965,750	966	194,552	-	-	-	195,518

Value of stock purchase
warrants granted	-	-	-	-	14,233	-	-	-	14,233

Net loss for the three months
ended March 31, 2008	-	-	-	-	-	-	(228,352)	(138,889)	(367,241)

Balance, March 31, 2008 (unaudited)	4,000,000	$4,000	50,280,523	$50,281	$33,312,117	$45,080	$(966,756)	$(36,973,766)	$(4,529,044)

The accompanying notes are an integral part of these financial statements.

ALPHATRADE.COM
Statements of Cash Flows
(unaudited)
(restated)

	For the Three Months Ended
	March 31,
	2008		2007
CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss		$(138,889)		$(1,000,443)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	#	5,299	#	3,336
Value of options granted		14,233		10,128
Loss on sale of assets		85,738		-
Amortization of services prepaid by common stock		-		13,125
Investments received as payment for accounts receivable		(232,697)		(146,250)
Common stock issued for services		195,518		232,365
Changes in operating assets and liabilities:
Proceeds from bank overdraft		65,918		-
Changes in accounts receivable	#	46,165	#	56,510
Changes in prepaid expenses		(14,150)		(10,241)
Changes in deferred revenues		(381,041)		83,740
Changes in related party payables		245,236		422,494
Changes in accounts payable and accrued expenses		(245,001)		209,182

Net Cash Provided by Operating Activities		(353,671)		(126,054)

CASH FLOWS FROM
INVESTING ACTIVITIES

Sale of securities		73,612		-
Purchase of fixed assets		-		(1,023)

Net Cash Used by Investing Activities		73,612		(1,023)

CASH FLOWS FROM
FINANCING ACTIVITIES

Stock subscriptions payable		16,580		-
Common stock issued for cash		145,000		-
Contributed capital		-		19,850

Net Cash Provided by Financing Activities		161,580		19,850

NET DECREASE IN CASH		(118,479)		(107,227)
CASH AT BEGINNING OF PERIOD		153,760		147,323

CASH AT END OF PERIOD		$35,281		$40,096

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest		$24,286		$-
Income Taxes		$-		$-

NON CASH FINANCING ACTIVITIES:

Common stock issued for services and contributions		$195,518		$232,365
Value of stock options granted		$14,233		$10,128

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

                                       11

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

NOTE 3 - RESTATED FINANCIAL STATEMENTS

The Company has restated its financial statements as of and for the period  ended March 31, 2008 to reflect the reversal of $2,240,421 of advertising    revenues because management concluded that the collectability of the subject fees was not reasonably assured, and to record an other-than-temporary impairment of available-for-sale equity securities in the amount of $909,127.  The following summarized financial statements compare the financial statements before and after the restatement.

  BALANCE SHEET

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

                                       12

                                 ALPHATRADE.COM

                        Notes to the Financial Statements

NOTE 3 - RESTATED FINANCIAL STATEMENTS (Continued)

                                                             Original Restated

  STOCKHOLDERS' EQUITY

        Preferred shares: $0.001 par value,

         10,000,000 shares authorized: 2,000,000

         Class A and 2,000,000 Class B shares

         issues and outstanding                        4,000            4,000

        Common shares: $0.001 par value,

         100,000,000 shares authorized:

         50,280,523 shares issues and

         outstanding                                  50,281           50,281

        Stock subscription payable                    45,080           45,080

        Additional paid-in capital                33,072,117       33,312,117

        Accumulated other comprehensive income    (1,875,883)        (966,756)

        Accumulated deficit                      (33,086,777)     (36,973,766)

                                                ------------    -------------

          Total Stockholders' Equity              (1,791,182)      (4,529,044)

                                                ------------    -------------

          TOTAL LIABILITIES AND STOCKHOLDERS'

                EQUITY                          $  3,121,903    $     881,482

                                                ============    =============

STATEMENT OF OPERATIONS

REVENUES

        Subscription revenue                    $    771,928    $     771,928

        Advertising revenue                        2,660,317          808,055

        Other revenue                                 37,401           37,401

                                                ------------    -------------

          Total Revenues

                                                   3,469,646        1,617,384

                                                ------------    -------------

  COST OF SALES

        Financial content                            483,403          483,403

        Other cost of sales                            1,100            1,100

                                                ------------    -------------

          Total Cost of Sales                        484,503          484,503

                                                ------------    -------------

  GROSS PROFIT                                     2,985,143        1,132,881

                                                ------------    -------------

  OPERATING EXPENSES

        Management expense                           120,000          120,000

        Professional fees                            438,492          438,492

        Research and development                     147,478          147,478

        Marketing expense                            134,697          134,697

        General and administrative                   256,885          256,885

                                                ------------    -------------

          Total Operating Expenses                 1,097,552        1,097,552

                                                ------------    -------------

  INCOME (LOSS) FROM OPERATIONS                    1,887,591           35,329

                                                ------------    -------------

  OTHER INCOME (EXPENSE)

        Gain (Loss) on sale of assets                (85,738)         (85,738)

        Interest expense                             (88,480)         (88,480)

                                                ------------    -------------

          Total Other Income (Expense)              (174,218)        (174,218)

                                                ------------    -------------

  NET INCOME (LOSS) BEFORE INCOME TAXES            1,713,373         (138,889)

                                       13

                                 ALPHATRADE.COM

                        Notes to the Financial Statements

NOTE 3 - RESTATED FINANCIAL STATEMENTS (Continued)

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

Restated Financial Statements

The Company has restated its financial statements as of and for the period ended March 31, 2008 to reflect the reversal of $1,852,262 of advertising revenues not properly recognized in accordance with the Company’s revenue recognition policy, and to record an other-than-temporary impairment of available-for-sale equity securities in the amount of $909,127. The following summarized financial statements compare the financial statements before and after the restatement.

Restated Results of Operations.

During the three months ended March 31, 2008, revenue increased significantly over the same period of 2007. Revenue for the first quarter in 2008 was $1,617,384, which is a 36% increase over first quarter 2007 revenue of $1,191,207. The largest increase in revenue is advertising.This statement should be removed altogether. Advertising revenues in the first quarter grew from $398,367 in 2007 to $808,055 in 2008. Our advertising model is unique in the industry because we have a high traffic website and our audience is comprised of a specific demographic. We are building a client base of companies that are seeking brand awareness in combination with building their shareholder base. Our advertising client base is increasing because we have created relationships with investor and public relations firms who refer us new business.

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

We incurred a net loss of $138,889 for the three months ended March 31, 2008 compared to a loss of $1,000,443 for the three months ended March 31, 2007. This is a decrease of $861,554. and directly related to our established relationships with the marketing and public relations firms.This statement should be removed it makes no sense – how does our relationships reduce our expenses by almost half?  During 2008 we terminated most of our sports partnerships because the cost was excessive for the results we achieved from a financial perspective; however, a few of the  partnerships did drive more traffic to our website. In 2008 we paid $891,497 to a couple of major league baseball teams, automobile racing teams, and the PBR, and other marketing  consultants. In combination with the amount we spent in 2007 and to date this year, these expenses have translated into a substantial increase in Alphatrade’s brand awareness which enabled us to capitalize on that awareness to build our advertising growth.  During 2008 we paid only $134,697 in marketing fees.

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

Exchange Act of 1934. Based upon that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Professional Bull Riders, Inc. v. AlphaTrade.com,

United Stated District Court, District of Colorado, Case No. 08-cv-01017 (MSK)

Plaintiff Professional Bull Riders, Inc. (“PBR”) commenced this action against the Company on or about April 15, 2008 in the District Court of Pueblo County, Colorado, Case No. 2008CV527.  The Company removed this action to the United States District Court for the District of Colorado on May 15, 2008.  In its Complaint, PBR alleges two causes of action arising from the alleged breach of a Sponsorship Agreement, as amended, and the alleged breach of a settlement agreement, and seeks damages of over $1,500,000.

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

                        Sarbanes-Oxley Act of 2002

         Exhibit 32.2   Certification   of   Principal   Accounting   Officer

                        Pursuant to 18 U.S.C.  Section 1350, as Adopted

                        Pursuant to Section 906 of the  Sarbanes-Oxley Act of

                        2002

        (b) Report on Form 8-K

              None

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AlphaTrade.com
Date: April 21, 2010	By:	/s/ Gordon J. Muir
Gordon J. Muir
CEO/Director

AlphaTrade.com
Date: April 21, 2010	By:	/s/ Katharine Johnston
Katharine Johnston
Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

EX-31.1	Certifications required under Section 302 of the Sarbanes-Oxley Act

EX-31.2	Certifications required under Section 302 of the Sarbanes-Oxley Act

EX-32.1	Certifications required under Section 906 of the Sarbanes-Oxley Act

EX-32.2	Certifications required under Section 906 of the Sarbanes-Oxley Act