Form 10-Q/A
period 2008-06-30
ALPHATRADE COM
filed 2010-04-22
CIK 1076462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

[×]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008 or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [  ]  Yes   [×]  No
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 51,525,523 as of June 30, 2008.

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

                                                                          Page

                                                                          ----

Part I.  Financial Information

         Item 1.      Financial Statements (unaudited)...................... 3

                      Balance Sheets...................................... 3-4

                      Statements of Operations ........................... 5-6

                      Statement of Stockholders' Equity (Deficit)........... 7

                      Statements of Cash Flows............................ 8-9

                      Notes to the Financial Statements ................. 0-13

         Item 2.      Management's Discussion and Analysis

                        or Plan of Operation .............................. 14

         Item 3.      Controls and Procedures ............................. 15

Part II. Other Information

         Item 4.      Submission of Matters to a Vote of Security Holders . 18

                      Certifications.................................... 20-25

PART I - FINANCIAL INFORMATION

ALPHATRADE.COM
Balance Sheets

ASSETS

	June 30,	December 31,
	2008	2007
	(unaudited)
CURRENT ASSETS	(restated)

Cash	$3,538	$153,760
Accounts receivable	6,061	28,047
Marketable securities-available for sale	1,896,435	658,858
Marketable securities-available for sale related party	2,093	5,232
Prepaid expenses	18,093	750

Total Current Assets	1,926,220	846,647

PROPERTY AND EQUIPMENT, net	39,679	45,633

OTHER ASSETS

Investments, at cost	300,000	300,000

TOTAL ASSETS	$2,265,899	$1,192,280

The accompanying notes are an integral part of these financial statements.

ALPHATARADE.COM
Balance Sheets

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	June 30,	December 31,
	2008	2007
	(unaudited)
	(restated)
CURRENT LIABILITIES

Accounts payable and accrued expenses	$2,005,442	$2,404,822
Bank overdraft	22,664	-
Related party payables	2,459,357	2,190,414
Deferred revenues	367,817	1,130,178

Total Current Liabilities	4,855,280	5,725,414

TOTAL LIABILITIES	4,855,280	5,725,414

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred shares: $0.001 par value,
10,000,000 shares authorized: 2,000,000 Class A and
2,000,000 Class B shares issues and outstanding	4,000	4,000
Common shares: $0.001 par value,
100,000,000 shares authorized: 51,525,523 and 48,589,773
shares issues and outstanding,respectively	51,526	48,590
Stock subscription payable	45,080	28,500
Additional paid-in capital	33,481,922	32,959,057
Accumulated other comprehensive income	(620,425)	(738,404)
Accumulated deficit	(35,551,484)	(36,834,877)

Total Stockholders' Equity (Deficit)	(2,589,381)	(4,533,134)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$2,265,899	$1,192,280

The accompanying notes are an integral part of these financial statements.

ALPHATRADE.COM
Statements of Operations and Other Comprehensive Income (Loss)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
REVENUES	(restated)		(restated)
Subscription revenue	$787,835	$751,994	$1,559,763	$1,524,655
Advertising revenue	1,660,240	460,102	2,468,295	858,469
Other revenue	57,743	14,509	95,144	34,688

Total Revenues	2,505,818	1,226,605	4,123,202	2,417,812

COST OF SALES
Financial content	457,094	444,820	940,497	897,114
Other cost of sales	1,042	1,307	2,142	2,793

Total Cost of Sales	458,136	446,127	942,639	899,907

GROSS PROFIT	2,047,682	780,478	3,180,563	1,517,905

OPERATING EXPENSES
Management expense	120,000	120,000	240,000	240,000
Professional fees	229,496	604,339	667,988	1,062,164
Research and development	124,225	100,118	271,703	187,869
Marketing expense	258,226	565,094	492,923	1,456,591
General and administrative	97,540	189,028	254,425	369,825

Total Operating Expenses	829,487	1,578,579	1,927,039	3,316,449

INCOME (LOSS) FROM OPERATIONS	1,218,195	(798,101)	1,253,524	(1,798,544)

OTHER INCOME (EXPENSE)
Gain (Loss) on sale of assets	(12,194)	(48,350)	(97,932)	(48,350)
Gain on settlement of debt	307,972	-	307,972	-
Interest expense	(91,691)	-	(180,171)	-

Total Other Income (Expense)	204,087	(48,350)	29,869	(48,350)

NET INCOME (LOSS) BEFORE INCOME TAXES	1,422,282	(846,451)	1,283,393	(1,846,894)

INCOME TAX EXPENSE	-	-	-	-

NET INCOME (LOSS)	$1,422,282	$(846,451)	$1,283,393	$(1,846,894)

OTHER COMPREHENSIVE INCOME (LOSS)	$346,331	$(218,199)	$117,979	$(227,681)

TOTAL COMPREHENSIVE INCOME (LOSS)	$1,768,613	$(1,064,650)	$1,401,372	$(2,074,575)

BASIC EARNINGS (LOSS) PER SHARE	$0.03	$(0.02)	$0.03	$(0.04)
COMPREHENSIVE BASIC EARNINGS (LOSS) PER SHARE	$0.04	$(0.02)	$0.03	$(0.05)
BASIC WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	50,513,858	42,716,045	50,065,120	41,986,171
FULLY DILUTED WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	118,399,208	42,716,045	117,950,470	41,986,171

The accompanying notes are an integral part of these financial statements.

ALPHATRADE.COM
Statements of Stockholders' Equity
(restated)

					Additional	Stock	Other		Total
	Preferred Stock		Common Stock		Paid-In	Subscription	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Income	Deficit	Equity

Balance, December 31, 2006	4,000,000	$4,000	40,425,027	$40,425	$30,853,661	$(30,000)	$(717,860)	$(31,111,747)	$(961,521)

Common stock issued for cash
at $0.18 per share	-	-	2,287,500	2,288	454,212	28,500	-	-	485,000

Common stock issued for services
at $0.20 per share	-	-	5,877,246	5,877	1,052,066	-	-	-	1,057,943

Value of stock purchase
warrants granted	-	-	-	-	207,728	-	-	-	207,728

Value of stock options issued
under the 2007 stock option plan	-	-	-	-	131,540	-	-	-	131,540

Contributed capital	-	-	-	-	19,850	-	-	-	19,850

Executive compensation
contributed by related party	-	-	-	-	240,000	-	-	-	240,000

Amortization of prepaid expense	-	-	-	-	-	30,000	-	-	30,000

Net income for the year
ended December 31, 2007	-	-	-	-	-	-	(20,544)	(5,723,130)	(5,743,674)

Balance, December 31, 2007	4,000,000	4,000	48,589,773	48,590	32,959,057	28,500	(738,404)	(36,834,877)	(4,533,134)

Common stock issued for cash
at $0.20 per share	-	-	1,025,000	1,025	188,975	16,580	-	-	206,580

Common stock issued for services
at $0.17 per share	-	-	1,910,750	1,911	319,657	-	-	-	321,568

Value of stock purchase
warrants granted	-	-	-	-	14,233	-	-	-	14,233

Net income for the six months
ended June 30, 2008	-	-	-	-	-	-	117,979	1,283,393	1,401,372

Balance, June 30, 2008 (unaudited)	4,000,000	$4,000	51,525,523	$51,526	$33,481,922	$45,080	$(620,425)	$(35,551,484)	$(2,589,381)

The accompanying notes are an integral part of these financial statements.

ALPHATRADE.COM
Statements of Cash Flows
(unaudited)
(restated)

	For the Six Months Ended
	June 30,
	2008		2007
CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss		$1,283,393		$(1,846,894)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	#	9,158	#	6,673
Value of stock options and warrants granted		14,233		103,478
Loss on sale of assets		97,932		48,350
Gain on settlement of debt		(307,972)		-
Amortization of services prepaid by common stock		-		30,000
Investments received as payment for accounts receivable		(1,305,809)		(305,750)
Common stock issued for services		321,568		308,354
Changes in operating assets and liabilities:
Proceeds from bank overdraft		22,664		-
Changes in accounts receivable	#	(25,099)	#	50,120
Changes in prepaid expenses		(17,343)		(6,625)
Changes in deferred revenues		(715,276)		60,290
Changes in related party payables		268,943		680,417
Changes in accounts payable and accrued expenses		(91,408)		852,055

Net Cash Provided by Operating Activities		(445,016)		(19,532)

CASH FLOWS FROM
INVESTING ACTIVITIES

Sale of securities		91,418		57,899
Purchase of fixed assets		(3,204)		(9,329)

Net Cash Used by Investing Activities		88,214		48,570

CASH FLOWS FROM
FINANCING ACTIVITIES

Stock subscriptions payable		16,580		-
Common stock issued for cash		190,000		10,000
Contributed capital		-		19,850

Net Cash Provided by Financing Activities		206,580		29,850

NET DECREASE IN CASH		(150,222)		58,888
CASH AT BEGINNING OF PERIOD		153,760		147,323

CASH AT END OF PERIOD		$3,538		$206,211

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest		$45,640		$-
Income Taxes		$-		$-

NON CASH FINANCING ACTIVITIES:

Common stock issued for services and contributions		$321,568		$308,354
Value of stock options and warrants granted		$14,233		$103,478

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

                                       10

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

NOTE 3 - RESTATED FINANCIAL STATEMENTS

The Company has restated its financial statements as of and for the period ended June 30, 2008 to reflect the reversal of $2,480,201 of advertising revenues because management concluded that the

collectability of the subject fees was not reasonably assured, and to record an other-than-temporary impairment of available-for-sale securities in the amount of $909,127.  The following summarized financial statements compare the financial statements before and after the restatement.

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

                                                     (Original)    (Restated)

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

      2,000,000 Class B shares issues and

      outstanding                                          4,000         4,000

     Common shares: $0.001 par value,

      100,000,000 shares authorized: 51,525,523

      shares issues and outstanding                       51,526        51,526

     Stock subscription payable                           45,080        45,080

     Additional paid-in capital                       33,241,922    33,481,922

     Accumulated other comprehensive income           (1,529,552)     (620,425)

     Accumulated deficit                             (31,036,556)  (35,551,484)

                                                   ------------- -------------

       Total Stockholders' Equity                        776,420    (2,589,381)

                                                   ------------- -------------

       TOTAL LIABILITIES AND STOCKHOLDERS'

          EQUITY                                   $   6,746,320 $   2,265,899

                                                   ============= =============

   STATEMENTS OF OPERATIONS

   REVENUES

     Subscription revenue                          $   1,559,763 $   1,559,763

     Advertising revenue                               5,048,496     2,468,295

     Other revenue                                        95,144        95,144

                                                   ------------- -------------

       Total Revenues                                  6,703,403     4,123,202

                                                   ------------- -------------

   COST OF SALES

     Financial content                                   940,497       897,114

     Other cost of sales                                   2,142         2,142

                                                   ------------- -------------

       Total Cost of Sales                               942,639       942,369

                                                   ------------- -------------

   GROSS PROFIT                                        5,760,764     3,180,563

                                                   ------------- -------------

   OPERATING EXPENSES

     Management expense                                  240,000       240,000

     Professional fees                                   667,988       667,988

     Research and development                            271,703       271,703

     Marketing expense                                   492,923       492,923

     General and administrative                          354,425       254,425

                                                   ------------- -------------

       Total Operating Expenses                        2,027,039     1,927,039

                                                   ------------- -------------

   INCOME (LOSS) FROM OPERATIONS                       3,733,725     1,253,524

                                        12

                                 ALPHATRADE.COM

                        Notes to the Financial Statements

NOTE 3 - RESTATED FINANCIAL STATEMENTS (Continued)

                                                     (Original)    (Restated)

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

                                       13

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

Restated Financial Statements

The Company has restated its financial statements as of and for the period ended June 30, 2008 to reflect the reversal of $2,480,201 of advertising revenues not properly recognized in accordance with the Company’s revenue recognition policy, and to record an other-than-temporary impairment of available-for-sale securities in the amount of $909,127. The following summarized financial statements compare the financial statements before and after the restatement.

Restated Results of Operations.

THREE MONTHS ENDED JUNE 30, 2008 and 2007

During the three months ended June 30, 2008, revenue growth was driven by our increased advertising business. Revenue for 2008’s second quarter was $2,505,818, which is a 104% increase over 2007’s second quarter revenue of $1,226,605. The most substantial growth was advertising and within that category the largest increase was from referral and repeat business. Advertising revenues in the second quarter were  $1,660,240 in 2008 and $460,102 in 2007. Our advertising model is unique in the industry because we have a high traffic website and our audience is comprised of a specific demographic. We are building a client base of companies that are seeking brand awareness in combination with building their shareholder base. Our advertising client base is increasing because we have created relationships with investor and public relations firms who refer us a lot of new business.

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

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

During the six months ended June 30, 2008, revenue growth was driven by our increased advertising business. Revenue for the first half of 2008 was $4,123,202, which is a 70% increase over the revenue for the first half of 2007 of $2,417,812. The most substantial growth was advertising and within that category the largest increase was from referral and repeat business. Advertising revenues in the first half of 2008 was $2,468,295 compared to $858,469 in 2007. Our advertising model is strong and we expect this revenue stream to continue to build in the future.

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

Tommy G Productions, LLC v. AlphaTrade.com,

District Court, Pueblo County, Colorado, Case No. 2008CV1008

Plaintiff Tommy G Productions (“Tommy G”) commenced this action against the Company on or about June 27, 2008 in the District Court of Pueblo County, Colorado, Case No. 2008CV1008.  In its Complaint, Tommy G alleges a cause of action arising from the alleged breach of a Sponsorship Agreement, and seeks damages of $30,000.

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