Form 10-Q/A
period 2008-09-30
ALPHATRADE COM
filed 2010-04-22
CIK 1076462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

[×]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008 or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [  ]  Yes   [×]  No
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 52,056,023 as of September 30, 2008.

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

         Item 4.      Submission of Matters to a Vote of Security Holders . 19

                      Certifications.....................................21-27

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

ALPHATRADE.COM
Balance Sheets
(restated)

ASSETS

	September 30,	December 31,
	2008	2007
	(unaudited)
CURRENT ASSETS

Cash	$355	$153,760
Accounts receivable	2,554	28,047
Marketable securities-avaliable for sale	2,370,478	658,858
Marketable securities-avaliable for sale related party	2,093	5,232
Prepaid expenses	8,900	750

Total Current Assets	2,384,380	846,647

PROPERTY AND EQUIPMENT, net	50,467	45,633

OTHER ASSETS

Investments, at cost	300,000	300,000

TOTAL ASSETS	$2,734,847	$1,192,280

The accompanying notes are an integral part of these financial statements.

ALPHATARADE.COM
Balance Sheets
(restated)

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

	September 30,	December 31,
	2008	2007
	(unaudited)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$2,091,429	$2,404,822
Bank overdraft	16,038	-
Related party payables	2,626,573	2,190,414
Deferred revenues	214,793	1,130,178

Total Current Liabilities	4,948,833	5,725,414

TOTAL LIABILITIES	4,948,833	5,725,414

STOCKHOLDERS' EQUITY/(DEFICIT)

Preferred shares: $0.001 par value,
10,000,000 shares authorized: 2,000,000 Class A and
2,000,000 Class B shares issues and outstanding	4,000	4,000
Common shares: $0.001 par value,
100,000,000 shares authorized: 52,506,023 and 48,589,773
shares issues and outstanding,respectively	52,056	48,590
Stock subscription payable	45,080	28,500
Additional paid-in capital	33,705,069	32,959,057
Accumulated other comprehensive income	(919,824)	(738,404)
Accumulated deficit	(35,100,367)	(36,834,877)

Total Stockholders' Equity/(Deficit)	(2,213,986)	(4,533,134)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY/(DEFICIT)	$2,734,847	$1,192,280

The accompanying notes are an integral part of these financial statements.

ALPHATRADE.COM
Statements of Operations and Other Comprehensive Income (Loss)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUES	(restated)		(restated)
Subscription revenue	$757,287	$773,818	$2,317,050	$2,298,473
Advertising revenue	1,060,491	817,523	3,528,786	1,675,992
Other revenue	49,409	19,037	144,553	53,725

Total Revenues	1,867,187	1,610,378	5,990,389	4,028,190

COST OF SALES
Financial content	490,615	364,973	1,431,112	1,262,087
Other cost of sales	396	1,082	2,538	3,875

Total Cost of Sales	491,011	366,055	1,433,650	1,265,962

GROSS PROFIT	1,376,176	1,244,323	4,556,739	2,762,228

OPERATING EXPENSES
Management expense	120,000	-	360,000	240,000
Professional fees	216,500	49,609	884,488	1,111,773
Research and development	123,841	139,971	395,544	327,840
Marketing expense	146,899	1,819,988	639,822	3,276,579
General and administrative	175,398	268,242	429,825	638,067

Total Operating Expenses	782,638	2,277,810	2,709,679	5,594,259

INCOME (LOSS) FROM OPERATIONS	593,538	(1,033,487)	1,847,060	(2,832,031)

OTHER INCOME (EXPENSE)
Gain (Loss) on sale of assets	(47,215)	(114,771)	(145,147)	(48,350)
Gain on settlement of debt	-	-	307,974	-
Interest expense	(95,206)	-	(275,377)	-

Total Other Income (Expense)	(142,421)	(114,771)	(112,550)	(48,350)

NET INCOME (LOSS) BEFORE INCOME TAXES	451,117	(1,148,258)	1,734,510	(2,880,381)

INCOME TAX EXPENSE	-	-	-	-

NET INCOME (LOSS)	$451,117	$(1,148,258)	$1,734,510	$(2,880,381)

OTHER COMPREHENSIVE INCOME (LOSS)	$(527,751)	$-	$(181,420)	$(342,452)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(76,634)	$(1,148,258)	$1,553,090	$(3,222,833)

BASIC EARNINGS (LOSS) PER SHARE	$0.01	$(0.03)	$0.03	$(0.07)

BASIC WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	51,708,336	44,613,473	50,616,857	43,029,594

FULLY DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	118,685,186	44,613,472	117,593,707	43,029,594

The accompanying notes are an integral part of these financial statements.

ALPHATRADE.COM
Statements of Stockholders' Equity/(Deficit)
(restated)

					Additional	Stock	Other		Total
	Preferred Stock		Common Stock		Paid-In	Subscription	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Income	Deficit	Equity

Balance, December 31, 2006	4,000,000	$4,000	40,425,027	$40,425	$30,853,661	$(30,000)	$(717,860)	$(31,111,747)	$(961,521)

Common stock issued for cash
at $0.18 per share	-	-	2,287,500	2,288	454,212	28,500	-	-	485,000

Common stock issued for services
at $0.20 per share	-	-	5,877,246	5,877	1,052,066	-	-	-	1,057,943

Value of stock purchase
warrants granted	-	-	-	-	207,728	-	-	-	207,728

Value of stock options issued
under the 2007 stock option plan	-	-	-	-	131,540	-	-	-	131,540

Contributed capital	-	-	-	-	19,850	-	-	-	19,850

Executive compensation
contributed by related party	-	-	-	-	240,000	-	-	-	240,000

Amortization of prepaid expense	-	-	-	-	-	30,000	-	-	30,000

Net income for the year
ended December 31, 2007	-	-	-	-	-	-	(20,544)	(5,723,130)	(5,743,674)

Balance, December 31, 2007	4,000,000	4,000	48,589,773	48,590	32,959,057	28,500	(738,404)	(36,834,877)	(4,533,134)

Common stock issued for cash
at $0.20 per share	-	-	1,075,000	1,075	196,425	16,580	-	-	214,080

Common stock issued for services
at $0.17 per share	-	-	2,391,250	2,391	392,210	-	-	-	394,601

Value of stock purchase
warrants granted	-	-	-	-	14,233	-	-	-	14,233

Value of stock options issued
under stock option plans	-	-	-	-	143,144	-	-	-	143,144

Net income for the nine months
ended September 30, 2008	-	-	-	-	-	-	(181,420)	1,734,510	1,553,090
Balance,
September 30, 2008 (unaudited)	4,000,000	$4,000	52,056,023	$52,056	$33,705,069	$45,080	$(919,824)	$(35,100,367)	$(2,213,986)

The accompanying notes are an integral part of these financial statements.

ALPHATRADE.COM
Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 30,
	2008		2007
CASH FLOWS FROM		(restated)
OPERATING ACTIVITIES

Net income (loss)		$1,734,510		$(2,880,381)
Adjustments to reconcile net income (loss) to
net cash used by operating activities:
Depreciation expense	#	13,745	#	10,010
Value of stock options and warrants granted		157,377		103,478
Loss on sale of assets		145,147		48,350
Gain on settlement of debt		(307,972)		-
Amortization of services prepaid by common stock		-		30,000
Investments received as payment for accounts receivable		(2,135,263)		(862,139)
Common stock issued for services		394,601		693,240

Changes in operating assets and liabilities:
Proceeds from bank overdraft		16,038		-
Changes in accounts receivable	#	(34,077)	#	63,483
Changes in prepaid expenses		(8,150)		4,148
Changes in deferred revenues		(855,815)		7,050
Changes in related party payables		436,159		1,239,072
Changes in accounts payable and accrued expenses		(5,421)		1,239,143

Net Cash Used in Operating Activities		(449,121)		(304,546)

CASH FLOWS FROM
INVESTING ACTIVITIES

Sale of securities		100,215		57,899
Purchase of fixed assets		(18,579)		(23,396)

Net Cash Provided by Investing Activities		81,636		34,503

CASH FLOWS FROM
FINANCING ACTIVITIES

Stock subscriptions payable		16,580		-
Common stock issued for cash		197,500		191,000
Contributed capital		-		19,850

Net Cash Provided by Financing Activities		214,080		210,850

NET DECREASE IN CASH		(153,405)		(59,193)
CASH AT BEGINNING OF PERIOD		153,760		147,323

CASH AT END OF PERIOD		$355		$88,130

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest		$64,513		$-
Income Taxes		$-		$-

NON CASH FINANCING ACTIVITIES:

Common stock issued for services and contributions		$394,601		$693,240
Value of stock options and warrants granted		$157,377		$103,478

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

NOTE 3 - RESTATED FINANCIAL STATEMENTS

The Company has restated  its  financial  statements  as of and for the period ended  September  30, 2008 to reflect the reversal of $2,180,912 of advertising  revenues not properly recognized in accordance with the Company's  revenue   recognition   policy, and the recording of other-than-temporary impairment of available-for-sale securities during the 2007 fiscal year.  The following summarized financial statements compare the financial statements before and after the restatement.

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

  STOCKHOLDERS' EQUITY/(DEFICIT)                      (Original)      (Restated)

     Preferred shares: $0.001 par value,10,000,000

      shares authorized: 2,000,000 Class A and

      2,000,000 Class B shares issues and outstanding       4,000         4,000

     Common shares: $0.001 par value, 100,000,000

      shares authorized:  52,506,023 and 48,589,773

      shares issues and outstanding,respectively           52,056        52,056

     Stock subscription payable                            45,080        45,080

     Additional paid-in capital                        33,465,069    33,705,069

     Accumulated other comprehensive income            (1,828,951)     (919,824)

     Accumulated deficit                              (30,884,728)  (35,100,367)

                                                    -------------  ------------

           Total Stockholders' Equity/(Deficit)           852,526    (2,213,986)

                                                    -------------  ------------

           TOTAL LIABILITIES AND

           STOCKHOLDERS' EQUITY/(DEFICIT)           $   7,025,560  $  2,734,847

                                                    =============  ============

STATEMENT OF OPERATIONS

     Subscription revenue                           $   2,317,050  $  2,317,050

     Advertising revenue                                5,909,699     3,528,786

     Other revenue                                        144,553       144,553

                                                    -------------  ------------

           Total Revenues                               8,371,302     5,990,389

                                                    -------------  ------------

  COST OF SALES

     Financial content                                  1,431,112     1,431,112

     Other cost of sales                                    2,538         2,538

                                                    -------------  ------------

           Total Cost of Sales                          1,433,650     1,433,650

                                                    -------------  ------------

  GROSS PROFIT                                          6,937,652     4,556,739

                                                    -------------  ------------

  OPERATING EXPENSES

     Management expense                                   360,000       360,000

     Professional fees                                    884,488       884,488

     Research and development                             395,544       395,544

     Marketing expense                                    639,822       639,822

     General and administrative                           629,826       429,825

                                                    -------------  ------------

           Total Operating Expenses                     2,909,680     2,709,679

                                                    -------------  ------------

  INCOME FROM OPERATIONS                                4,027,972     1,847,060

                                                    -------------  ------------

  OTHER INCOME (EXPENSE)

     Gain (Loss) on sale of assets                       (145,147)     (145,147)

     Gain on settlement of debt                           307,974       307,974

     Interest expense                                    (275,377)     (275,377)

                                                    -------------  ------------

           Total Other Income (Expense)                  (112,550)     (112,550)

                                                    -------------  ------------

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

Restated Financial Statements

The Company has restated its financial statements as of and for the period ended September 30, 2008 to reflect the reversal of $2,180,912 of advertising revenues not properly recognized in accordance with the Company’s revenue recognition policy, and an impairment of other-than-temporary available-for-sale investment securities in the amount of $909,127. The following summarized financial statements compare the financial statements before and after the restatement.

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

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

---------------------------------------

During the nine months ended September 30, 2008, revenue growth was driven by our increased advertising business. Revenue for the first three quarters of 2008 was $5,990,389, which is a 49% increase over the revenue for 2007’s first three quarters of $4,028,190. The most substantial growth was advertising and within that category the largest increase was from referral and repeat business. Advertising revenue in 2008’s first three quarters was $3,528,786 compared to $1,675,992 in 2007’s first three quarters. Our advertising model is unique in the industry because we have a high traffic website and our audience is comprised of a specific demographic. We are building a client base of companies that are seeking brand awareness in combination with building their shareholder base. Our advertising client base is increasing because we have created relationships with investor and public relations firms.

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