Form 10-K/A
period 2008-12-31
ALPHATRADE COM
filed 2010-04-22
CIK 1076462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

[×]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008 or
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 54,076,023 as of December 31, 2008.

Signatures

The Issuer's revenue for its fiscal year ended December 31, 2008 is $6,075,031.

As of March 31, 2009, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $768,362 based on approximately 38,418,083 shares held by non affiliates at a price of $0.02.

Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

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

                                        4

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  On an ongoing basis, we evaluate our estimates, including those related to uncollectible receivables, revenue recognition, deferred revenue, and contingencies.  We base our estimates on historical performance and on various other assumptions that we believe to be reasonable under the circumstances.  These estimates allow us to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

We believe the following accounting policies are our critical accounting policies because they are important to the portrayal of our financial condition and results of operations and they require critical management judgments and estimates about matters that may be uncertain.  If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected.

Revenue Recognition

         The Company follows the guidance of SAB 104 in recognizing subscription fees  revenue  and  advertising  revenue  when the  services  have been provided.  Revenues are recognized  when they are realized,  realizable and  earned.  Revenues  are  recognized on a pro-rata basis in consistent, equal increments  over  the  term  of  contract.

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

The total compensation expense to these entities was $480,000 in 2008 and $480,000 in 2007. The 2007 compensation was not paid, but was contributed to the Company.  Accordingly, the Company recorded a credit of $240,000 to additional paid-in capital during the year ended December 31, 2007.  Similarly, the related party cash compensation is expected to be $480,000 in 2009.

We incurred  $1,127,880 in professional  fees in 2008  compared to $1,668,878 in

2007. $479,451 and $1,087,943 of this expense was paid in shares of our common stock in 2008 and 2007, respectively. Professional fees include fees paid to accountants, attorneys and investor relation firms. We had limited cash available to pay our professional consultants in 2008, so we paid many of them with shares of common stock. The shares were valued at market value. We hope to be able pay for more services with cash in 2009.

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

We  realized a net income of  $41,413  for the year  ended  December  31,  2008 compared to a net loss of $5,723,130 for the year ended December 31, 2007.

Included in the net income for 2008 and the loss for 2007 was $770,113 and

$1,447,061 respectively as the value of options and shares issued for services.  Additionally, the Company recorded an other-than-temporary impairment of available-for-sale equity securities in the amount of $792,956 and $909,127 for 2008 and 2007, respectively.  Excluding these non-cash expenses, the net income for 2008 and loss for 2007 would have been $1,604,482 and $3,366,942, respectively. Due to our improved cash position we hope to minimize the practice of issuing shares of stock for services which will serve to also decrease our related party expense.

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

States Generally Accepted Accounting Principles, the Company's disclosure controls and procedures were not effective as of December 31, 2008. Due to its limited number of employees, the Company has determined that it cannot adequately segregate critical control duties to the extent where these control functions do not represent a material weakness.  Until such time that the Company is able to sustain a greater employee base, it cannot provide assurances that its internal controls over financial reporting do not have material weaknesses.

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

           Securities    Securities   Securities                       of Stock   Stock  Rights     Other

           Underlying    Underlying   Underlying                        That      That    That      Rights

          Unexercised   Unexercised  Unexercised   Option               Have      Have    Have     That Have

            Options       Options      Unearned   Exercise    Option     Not      Not      Not       Not

              ($)           ($)        Options     Price   Expiration  Vested    Vested  Vested     Vested

Name      Exercisable  Unexercisable     (#)        ($)       Date      ($)       ($)      (#)        ($)

------------------------------------------------------------------------------   ------- --------- ------------


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

                                       33

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

                                       34

                                 ALPHATRADE.COM

                              FINANCIAL STATEMENTS

                           December 31, 2008 and 2007

                                       F-1

                                 C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

AlphaTrade.com

Vancouver, BC Canada

We have audited the accompanying balance sheets of AlphaTrade.com at December 31, 2008 and 2007 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note 11 to the financial statements, management has determined that the unrealized losses on their available for sale securities are other than temporary and therefore have decreased the cost basis of the investments and recognized a loss on impairment of $792,956.

Chisholm, Bierwolf, Nilson & Morrill, LLC

Bountiful, Utah

March 30, 2009 except for Notes 1(n), 7, 8 and 11, dated March 23, 2010

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

                                                     (Restated)

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

                                                     (Restated)

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

  shares issues and outstanding, respectively             54,076       48,590

 Stock subscription payable                               45,080       28,500

 Additional paid-in capital                           33,921,184   32,959,057

 Accumulated other comprehensive income                  (40,543)    (738,404)

 Accumulated deficit                                 (36,793,464) (36,834,877)

                                                     -----------  -----------

      Total Stockholders' (Deficit)                   (2,809,667)  (4,533,134)

                                                     -----------  -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)  $ 2,835,459  $ 1,192,280

                                                     ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM

         Statements of Operations and Other Comprehensive Income (Loss)

                                                         For the Years Ended

                                                             December 31,

                                                      -------------------------

                                                          2008         2007

                                                       (Restated)

                                                      ------------ ------------

REVENUES

 Subscription revenue                                 $ 3,027,619  $ 3,064,459

 Advertising revenue                                    2,851,003    1,926,276

 Other revenue                                            196,409      102,490

                                                      -----------  -----------

    Total Revenues                                      6,075,031    5,093,225

                                                      -----------  -----------

COST OF SALES

 Financial content                                      1,854,268    1,727,258

 Other cost of sales                                        2,839        5,377

                                                      -----------  -----------

    Total Cost of Sales                                 1,857,107    1,732,635

                                                      -----------  -----------

GROSS PROFIT                                            4,217,924    3,360,590

                                                      -----------  -----------

OPERATING EXPENSES

 Management expense                                       480,000      480,000

 Professional fees                                      1,127,880    1,668,878

 Research and development                                 468,884      439,456

 Marketing expense                                        678,551    4,511,673

 General and administrative                               338,749      818,362

                                                      -----------  -----------

    Total Operating Expenses                            3,094,064    7,918,369

                                                      -----------  -----------

INCOME (LOSS) FROM OPERATIONS                           1,123,860   (4,557,779)

                                                      -----------  -----------

OTHER INCOME (EXPENSE)

 Realized gains (losses) on sale of

      marketable securities                              (223,068)     (44,223)

Other-than temporary impairment of

      Marketable securities                              (792,956)    (909,127)

 Gain on settlement of debt                               307,974            -

 Interest expense                                        (374,397)    (212,001)

                                                      -----------  -----------

    Total Other Income (Expense)                       (1,082,447)  (1,165,351)

                                                      -----------  -----------

NET INCOME (LOSS) BEFORE INCOME TAXES                      41,413   (5,723,130)

INCOME TAX EXPENSE                                              -            -

                                                      -----------  -----------

   The accompanying notes are a integral part of these financials statements.

                                 ALPHATRADE.COM

         Statements of Operations and Other Comprehensive Income (Loss)

                                  (Continued)

                                                         For the Years Ended

                                                             December 31,

                                                      -------------------------

                                                          2008         2007

                                                       (Restated)

                                                      ------------ ------------

NET INCOME (LOSS)                                     $    41,413  $(5,723,130)

                                                      ===========  ===========

OTHER COMPREHENSIVE INCOME (LOSS)                     $   697,861  $   (20,544)

TOTAL COMPREHENSIVE INCOME (LOSS)                     $   739,274  $(5,743,674)

                                                      ===========  ===========

BASIC EARNINGS (LOSS) PER SHARE                       $      0.00  $     (0.12)

                                                      ===========  ===========

FULLY DILUTED INCOME (LOSS) PER SHARE                 $      0.01  $     (0.12)

                                                      ===========  ===========

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING    51,175,987   48,589,773

                                                      ===========  ===========

FULLY DILUTED WEIGHTED AVERAGE NUMBER

  OF SHARES OUTSTANDING                                81,175,987   48,589,773

                                                      ===========  ===========

The accompanying notes are a integral part of these financials statements.

                                 ALPHATRADE.COM

                      Statements of Stockholders' (Deficit) (Restated)

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

                                 ALPHATRADE.COM

                      Statements of Stockholders' (Deficit) (Restated)

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

Net income for the

 year ended

 December 31, 2008           -      -          -       -           -         -         697,861       41,413        739,274

                     --------- ------ ---------- ------- ----------- ---------    ------------  ------------  -------------

Balance,

 December 31, 2008   4,000,000 $4,000 54,076,023 $54,076 $33,921,184 $  45,080    $   (40,543) $(36,793,464) $  (2,809,667)

                     ========= ====== ========== ======= =========== =========    ============  ============  =============

   The accompanying notes are a integral part of these financials statements.

                                 ALPHATRADE.COM

                            Statements of Cash Flows

                                                         For the Year Ended

                                                             December 31,

                                                    ---------------------------

                                                         2008          2007

                                                     (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES                ------------- -------------

Net income (loss)                                  $     41,413  $  (5,723,130)

 Adjustments to reconcile net income (loss) to

  net cash used by operating activities:

   Depreciation expense                                   18,435        15,614

   Value of stock options and warrants granted           290,662       359,118

   Loss on sale of investments                           223,068        44,223

   Other-than-temporary impairment of

      available-for-sale investments                     792,956      909,127

   Gain on settlement of debt                           (307,974)            -

   Contribution of executive compensation                      -       240,000

   Investments received as payment for accounts

      receivable                                      (1,204,004)   (1,724,320)

   Common stock issued for services                      479,451     1,087,943

 Changes in operating assets and liabilities:

   Changes in accounts receivable                     (1,144,017)       36,719

   Changes in prepaid expenses                              (250)        6,398

   Changes in deferred revenues                         (393,168)      888,846

   Changes in related party payables                     555,848     1,476,119

   Changes in accounts payable and accrued expenses       65,006     1,857,683

                                                    ------------  ------------

      Net Cash Used in Operating Activities             (582,574)     (525,660)

                                                    ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES

 Sale of securities                                      288,962        70,794

 Purchase of fixed assets                                (18,578)      (23,697)

                                                    ------------  ------------

      Net Cash Provided by Investing Activities          270,384        47,097

                                                    ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES

 Common stock issued for cash                            197,500       456,500

 Stock subscriptions payable                              16,580        28,500

                                                    ------------  ------------

       Net Cash Provided by Financing Activities         214,080       485,000

                                                    ------------  ------------

    NET DECREASE IN CASH                                 (98,110)        6,437

    CASH AT BEGINNING OF PERIOD                          153,760       147,323

                                                    ------------  ------------

    CASH AT END OF PERIOD                           $     55,650  $    153,760

                                                    ============  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    CASH PAID FOR:

       Interest                                     $     64,513  $    212,001

       Income Taxes                                 $          -  $          -

NON CASH INVESTING AND FINANCING ACTIVITIES:

   Common stock issued for services                 $    479,451  $  1,087,943

   Value of stock options and warrants vested       $    290,662  $    359,118

   Increase of investments from non-cash receipt of

          advertising revenues                      $  1,501,911  $  1,724,320

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

         h. Revenue Recognition and Deferred Revenue

         The Company follows the guidance of SAB 104 in recognizing subscription fees  revenue  and  advertising  revenue  when the  services  have been provided.  Revenues are recognized  when they are realized,  realizable and  earned.  Revenues  are  recognized  ratably, in consistent and equal increments, over  the  term  of  contract.

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

         m. Accounts Receivable and Bad Debts

The Company evaluates accounts receivable for potential bad debts utilizing the allowance  method,  based upon past  experience  and current market  conditions, on a quarterly basis.  At such time collection of the receivable is determined to be doubtful, or if the promised securities have fallen in value to the point where their liquidation would not satisfy the balance of the receivable, the Company allows for the account in full.  At December 31, 2008 and 2007, the Company had an allowance for bad debts of $3,450 and $3,450, respectively.

                                 ALPHATRADE.COM

                        Notes to the Financial Statements

                           December 31, 2008 and 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

         n. Marketable Securities-Available for Sale (Restated)

         The Company occasionally receives marketable securities as compensation for its advertising  services.  The Company's marketable securities are classified as "available for sale" because it is managements' intent to

 sell  them  within  the  year.  All of the Company’s available for sale                      securities are equity securities.  Accordingly,   the Company originally

         recognizes the shares at the fair value of the services performed.  The shares  are  evaluated  quarterly  using  the  specific  identification method.  Any  unrealized  holding gains or losses are reported as Other Comprehensive  Income  and as a  separate  component  of  stockholder's equity. Realized gains and losses and other-than-temporary impairments are included in earnings.

         A company related to the Company by common management issued shares of

         common  stock  for  advertising  services,   which  are  classified  as

         available for sale.

          Marketable Securities-Available for Sale are as follows:

                  Balance, December 31, 2006          $   284,458

                  Marketable securities received

                   for services in 2007                 1,353,526

                  Realized losses                         (44,223)

                  Unrealized gains and losses             (20,544)

                  Other-than temporary impairment                (909,127)

                  Balance, December 31, 2007          $   664,090

                  Marketable securities received

                   for services in 2008                 1,201,911

                  Transfer of investments at cost         300,000

                  Realized losses                        (223,068)

                  Unrealized gains or losses              410,972

                  Other-than-temporary impairment        (792,956)

                  Balance, December 31, 2008          $ 1,560,949

                  Marketable Securities-Available

                   for Sale                           $ 1,558,876

                  Marketable Securities-Available

                   for sale-related party                   2,093

                  Balance, December 31, 2008          $ 1,560,949

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

         Company  to  hold  the  investment  for  a  time  sufficient  to  allow any anticipated recovery in fair value. There were no securities with unrealized losses which management considers to be other-than-temporary impairments at December 31, 2008 or 2007. When cost investments become marketable  they are  reclassified to Market  Securities-Available  for

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

                                                      ===========

        q.   Common Stock Issued for Products and Services

The Company will at times issue shares of its common stock to non-employees in exchange for various services and/or products.  The Company determines the fair value of the common stock by noting the closing market quote on the date of issuance.

        r.   Loss Contingencies

The Company has been involved in various legal disputes in which judgment and/or outcome is uncertain.  The Company accounts for loss contingencies relating to its litigation based upon the likelihood of a negative result, and if the amount of the result can be reasonably estimated.

        s.   Operating Segments

The Company aggregates its operations into one reportable business segment, pursuant to paragraph 17 of SFAS 131.  The Company records and earns revenues from both subscriptions and advertising.  Each class of revenue is produced in a similar manner and marketed to similar customers.  Distribution methods are similar.  Because of these factors, the Company has determined it to be unnecessary to segregate these two revenue streams as independent business segments.

ALPHATRADE.COM

                        Notes to the Financial Statements

                           December 31, 2008 and 2007

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

         Net  deferred  tax assets  consist of the  following  components  as of

         December 31, 2008 and 2007:

                                      2008 (Restated) 2007 (Restated)

                                      --------------- ---------------

          Deferred tax assets:

            NOL carryover             $    4,505,428  $    5,122,832

            Contribution carryover             4,678           4,678

            Capital loss                      79,759          79,759

            Depreciation                       2,284           2,284

            Accrued expenses                  34,320          34,320

          Deferred tax liabilities:                -               -

          Valuation allowance             (4,626,469)     (5,243,873)

                                      --------------  --------------

          Net deferred tax asset      $            -  $            -

                                      ==============  ==============

         The  income  tax  provision  differs  from the  amount  of  income  tax determined  by applying the U.S.  federal and state income tax rates of

         39% to pretax  income from  continuing  operations  for the years ended

         December 31, 2008 and 2007 due to the following:

                                             2008 (Restated) 2007 (Restated)

                                              -------------- -------------

              Book Income (Loss)              $     15,737  $  (2,174,789)

              Stock for services/options           300,344        564,354

              Impairment of investments            301,323        345,468

              Valuation allowance                 (617,404)     1,264,967

                                              ------------  -------------

                                              $          -  $           -

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

                                                   December 31,

                                        2008 (Restated)  2007 (Restated)

                                        ---------------- ---------------

Income (Loss) (numerator)               $        41,413 $    (5,723,130)

                                        ---------------  --------------

Basic Shares (denominator)                   51,175,987      48,589,773

                                        ---------------  --------------

Diluted Shares

Convertible preferred   stock                30,000,000               -

Options and warrants                                  -               -

                                        ---------------  --------------

  Total Diluted Shares                       81,175,987      48,589,773

                                        ---------------  --------------

Basic per share amount                  $          0.00  $        (0.12)

                                        ---------------  --------------

Fully diluted per share amount          $          0.00  $        (0.12)

                                        ---------------  --------------

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

NOTE 10- GAIN ON SETTLEMENT OF DEBT

During the year ended December 31, 2008 the Company incurred liabilities with an unrelated third-party pertaining to its advertising operations.  Through various legal negotiations, these liabilities were settled and satisfied for an amount less than the amount of the originally-recorded liability.  The result was recorded as a gain on settlement of debt in the amount of $307,974.

NOTE 11 -  RESTATED FINANCIAL STATEMENTS

The Company's financial statements for the year ended December 31, 2008 have been restated to reflect an other-than-temporary impairment of available-for-sale investment securities.  This restatement resulted in the Company recognizing an additional expense in the amount of $792,956 for the period.

The following summarized financial statements compare of the Company's original and restated financial statements.

Balance Sheet                                            Original    Restated

Cash                                                $     55,650  $    55,650

Accounts receivable - trade, net                       1,172,064    1,172,064

Prepaid expenses                                           1,000        1,000

Marketable securities-available for sale               1,558,876    1,558,876

Marketable securities-available for

       sale-related party                                   2,093        2,093

                                                      -----------  -----------

   Total Current Assets                                 2,789,683    2,789,683

                                                      -----------  -----------

PROPERTY AND EQUIPMENT, NET                                45,776       45,776

                                                      -----------  -----------

OTHER ASSETS

Investments, at cost                                           -            -

                                                      -----------  -----------

   Total Other Assets                                           -            -

                                                      -----------  -----------

   TOTAL ASSETS                                       $ 2,835,459  $ 2,835,459

                                                      ===========  ===========

NOTE 11 -  RESTATED FINANCIAL STATEMENTS (CONTINUED)

                                                         Original    Restated

CURRENT LIABILITIES

Accounts payable and accrued expenses                $ 2,161,854  $ 2,161,854

Related party payables                                 2,746,262    2,746,262

Deferred revenue                                         737,010      737,010

                                                      -----------  -----------

   Total Current Liabilities                            5,645,126    5,645,126

                                                      -----------  -----------

   Total Liabilities                                    5,645,126    5,645,126

                                                      -----------  -----------

COMMITMENTS

STOCKHOLDERS' (DEFICIT)

Convertible preferred stock: $0.001 par value;

  10,000,000 shares authorized, 2,000,000 Class A

  and 2,000,000 Class B shares issued and outstanding       4,000        4,000

Common stock: $0.001 par value 100,000,000 shares

  authorized; 54,076,023 shares

  issued and outstanding                                   54,076       54,076

Additional paid-in capital                            33,681,184   33,921,184

Stock subscription payable                                45,808       45,080

Accumulated other comprehensive income                (1,742,626)     (40,543)

Accumulated deficit                                  (34,851,381) (36,793,464)

                                                      -----------  -----------

   Total Stockholders' (Deficit)                       (2,809,667)  (2,809,667)

                                                      -----------  -----------

   TOTAL LIABILITIES AND STOCKHOLDERS'(DEFICIT)       $ 2,835,459  $ 2,835,459

                                                      ===========  ===========

STATEMENT OF OPERATIONS

                                                         Original    Restated

REVENUE

   Subscription revenue                               $ 3,027,619  $ 3,027,619

   Advertising revenue                                  2,851,003    2,851,003

   Other revenue                                          196,409      196,409

                                                      -----------  -----------

     Total Revenue                                      6,075,031    6,075,031

COST OF SALES

   Financial content                                    1,854,268    1,854,268

   Other cost of sales                                      2,839        2,839

                                                      -----------  -----------

     Total Cost of Sales                                1,857,107    1,857,107

                                                      -----------  -----------

   Gross profit                                         4,217,924    4,217,924

EXPENSES

   Related party compensation                             480,000      480,000

   Professional fees                                    1,127,880    1,127,880

   Research and development                               468,884      468,884

   Marketing expense                                      678,551      678,551

   General and administrative expenses                    338,749      338,749

                                                      -----------  -----------

     Total Expenses                                     3,094,064    3,094,064

                                                      -----------  -----------

INCOME FROM OPERATIONS                                  1,123,860   1,123,860

OTHER INCOME (EXPENSE)

   Interest expense                                      (374,397)    (374,397)

   Other-than temporary impairment of

    available-for-sale equity securities                        -     (792,956)

   Gain on settlement of debt                             307,974      307,974

   Gain (loss) on marketable securities                  (223,068)    (223,068)

                                                      -----------  -----------

     Total Other Income (Expense)                        (289,491)  (1,082,447)

                                                      -----------  -----------

NET INCOME                                                834,369      41,413

                                                      -----------  -----------

UNREALIZED INCOME/(LOSS) ON AVAILABLE

  FOR SALE SECURITIES                                     (95,095)     697,861

                                                      -----------  -----------

TOTAL COMPREHENSIVE LOSS                              $   739,274 $   739,274

                                                      ===========  ===========

BASIC AND DILUTED NET LOSS PER SHARE

   Net income per share                               $      0.02   $     0.00

                                                      ===========  ===========

WEIGHTED AVERAGE NUMBER OF SHARES

OUTSTANDING                                           51,585,987   51,585,987

                                                      ===========  ===========

FULLY DILUTED WEIGHTED AVERAGE NUMBER

OF SHARES OUTSTANDING                                 81,585,987   81,585,987

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

                                       34

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

                                       35

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

                                       36