Form 10-Q/A
period 2009-03-31
ALPHATRADE COM
filed 2010-04-22
CIK 1076462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

[×]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009 or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [  ]  Yes   [×]  No
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 54,476,023 as of May 18, 2009.

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

         Item 3.      Controls and Procedures ............................. 17

Part II. Other Information

         Item 4.      Submission of Matters to a Vote of Security Holders . 19

                      Certifications.....................................21-27

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ALPHATRADE.COM
Balance Sheets

ASSETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS

Cash	$2,084	$55,650
Accounts receivable, net	863,513	1,172,064
Marketable securities-available for sale	839,632	1,558,876
Marketable securities-available for sale related party	2,093	2,093
Prepaid expenses	-	1,000

Total Current Assets	1,707,322	2,789,683

PROPERTY AND EQUIPMENT, net	40,984	45,776

TOTAL ASSETS	$1,748,306	$2,835,459

The accompanying notes are an integral part of these financial statements.
3

ALPHATARADE.COM
Balance Sheets

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

	March 31,	December 31,
	2009	2008
	(Unaudited)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$2,138,384	$2,161,854
Bank overdraft	31,488	-
Related party payables	2,876,323	2,746,262
Deferred revenues	1,011,930	737,010

Total Current Liabilities	6,058,125	5,645,126

TOTAL LIABILITIES	6,058,125	5,645,126

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT)

Preferred shares: $0.001 par value,
10,000,000 shares authorized: 2,000,000 Class A and
2,000,000 Class B shares issues and outstanding	4,000	4,000
Common shares: $0.001 par value,
100,000,000 shares authorized: 54,476,023 and 54,076,023
shares issues and outstanding, respectively	54,476	54,076
Stock subscription payable	45,080	45,080
Additional paid-in capital	33,928,783	33,921,184
Accumulated other comprehensive income	(1,238,515)	(40,543)
Accumulated deficit	(37,103,643)	(36,793,464)

Total Stockholders' (Deficit)	(4,309,819)	(2,809,667)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$1,748,306	$2,835,459

The accompanying notes are an integral part of these financial statements.
4

ALPHATRADE.COM
Statements of Operations and Other Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008
REVENUES
Subscription revenue	$652,858	$771,928
Advertising revenue	1,045,846	808,055
Other revenue	52,442	37,401
Total Revenues	1,751,146	1,617,384

COST OF SALES
Financial content	401,863	483,403
Other cost of sales	202	1,100
Total Cost of Sales	402,065	484,503

GROSS PROFIT	1,349,081	1,132,881

OPERATING EXPENSES
Management expense	120,000	120,000
Bad Debt Expense	1,030,477	-
Professional fees	90,339	438,492
Research and development	65,049	147,478
Marketing expense	50,958	134,697
General and administrative	127,937	256,885
Total Operating Expenses	1,484,760	1,097,552

INCOME (LOSS) FROM OPERATIONS	(135,679)	35,329

OTHER INCOME (EXPENSE)
Realized gains (losses) on sale of marketable securities	(70,525)	(85,738)
Interest expense	(103,975)	(88,480)
Total Other Income (Expense)	(174,500)	(174,218)

NET INCOME (LOSS) BEFORE INCOME TAXES	(310,179)	(138,889)

INCOME TAX EXPENSE	-	-

NET INCOME (LOSS)	$(310,179)	$(138,889)

OTHER COMPREHENSIVE LOSS	$(1,197,972)	$(228,352)
TOTAL LOSS	$(1,508,151)	$(367,241)

BASIC EARNINGS (LOSS) PER SHARE	$(0.01)	$(0.00)
BASIC WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	54,200,467	49,601,306

The accompanying notes are an integral part of these financial statements.

                                  ALPHATRADE.COM

                  Statements of Stockholders' Equity (Deficit)

           Preferred Stock     Common Stock    Additional    Stock        Other                          Total

           ---------------- ------------------  Paid-In   Subscription Comprehensive    Accumulated   Stockholder's

            Shares   Amount   Shares   Amount   Capital    Receivable     Income          Deficit        Equity

           --------- ------ ---------- ------- ----------- ----------   ------------- ------------- -------------

Balance,

December

31, 2008   4,000,000  4,000 54,076,023  54,076  33,921,184     45,080        (40,543)  (36,793,464)   (2,809,667)

Common

stock

issued for

services

at $0.02

per share

(unaudited)        -      -    400,000     400       7,600          -              -             -         8,000

Net income

for the three

months

ended March

31, 2009

(unaudited)        -      -          -       -           -          -     (1,197,972)     (310,179)   (2,010,600)

           --------- ------ ---------- ------- ----------- ----------   ------------  ------------  ------------

Balance,

March 31,

2009

(unaudited)4,000,000 $4,000 54,476,023 $54,476 $33,928,784 $   45,080   $ (1,238,515) $(37,103,643) $ (4,812,267)

           ========= ====== ========== ======= =========== ==========   ============  ============  ============

ALPHATRADE.COM
Statements of Cash Flows
(Unaudited)
	For the Three Months Ended
	March 31,
	2009		2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(310,179)	$(138,889)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense		4,792	5,299
Value of stock options and warrants granted		-	14,233
Loss on sale of investments		153,422	85,738
Investments received as payment for accounts receivable		(620,657)	(232,697)
Common stock issued for services		8,000	195,518
Changes in operating assets and liabilities:
Changes in accounts receivable		308,551	46,165
Changes in prepaid expenses		1,000	(14,150)
Changes in deferred revenues		274,920	(381,041)
Changes in related party payables		130,061	245,236
Changes in accounts payable and accrued expenses		(23,470)	(245,001)

Net Cash Used in Operating Activities		(73,560)	(419,589)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of securities		(11,494)	73,612

Net Cash Provided (Used) by Investing Activities		(11,494)	73,612

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash		-	145,000
Proceeds from bank overdraft		31,488	65,918
Stock subscriptions payable		-	16,580

Net Cash Provided by Financing Activities		31,488	227,498

NET DECREASE IN CASH		(53,566)	(118,479)

CASH AT BEGINNING OF PERIOD		55,650	153,760

CASH AT END OF PERIOD		$2,084	$35,281
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest		$72,491	$24,286
Income Taxes		$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services		$8,000	$195,518
Value of stock options and warrants vested	$		$14,233

The accompanying notes are an integral part of these financial statements.
7

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

NOTE 3 – RELATED PARTY PAYABLES

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

                                                                              Warrants                  Price             Fair Value

                                                                              ----------------------------------------------------------

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

                                                                            Warrants                    Price             Fair Value

                                                                            -----------------------------------------------------------

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

March 31, 2009 and December 31, 2008

NOTE 5 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

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

Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

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

Item 3.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are not adequate to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.   The controls have been deemed not effective due primarily to a lack of adequate personnel to appropriately segregate critical accounting, control, and monitoring duties.  We are working to improve our reporting process to ensure timely and accurate reporting. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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