Form 10-Q/A
period 2009-06-30
ALPHATRADE COM
filed 2010-04-22
CIK 1076462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

[×]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009 or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [  ]  Yes   [×]  No
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 54,476,023 as of August 13, 2009.

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

         Item 3.      Controls and Procedures.............................. 15

Part II. Other Information

         Item 4.      Submission of Matters to a Vote of Security Holders.. 16

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

   shares issued and outstanding, respectively            54,476        54,076

 Stock subscription payable                               45,080        45,080

 Additional paid-in capital                           33,928,784    33,921,184

 Accumulated other comprehensive income               (1,305,294)      (40,453)

 Accumulated deficit                                 (37,539,313)  (36,793,464)

                                                    ------------  ------------

   Total Stockholders' (Deficit)                      (4,812,267)   (2,809,667)

                                                    ------------  ------------

   TOTAL LIABILITIES AND STOCKHOLDERS'

   EQUITY (DEFICIT)                                 $    337,556  $  2,835,459

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

Net income

for the six

months

ended June

30, 2009

(Unaudited)        -      -          -       -           -          -     (1,264,751)     (745,849)   (2,010,600)

           --------- ------ ---------- ------- ----------- ----------   ------------  ------------  ------------

Balance,

June 30,

2009

(Unaudited)4,000,000 $4,000 54,476,023 $54,476 $33,928,784 $   45,080   $ (1,305,294) $(37,539,313) $ (4,812,267)

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

Company.  In addition,  the Company  agreed to make payments to PBR, for each of its 2009, 2010 and 2011 fiscal years,  equal to the lesser of $100,000 or 30% of the Company's net profit for each fiscal year.  As of June 30, 2009, the Company had not transferred the 300,000 shares to the unrelated entities.

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

June 30, 2009 and 2008.

Our operating expenses decreased to $592,409 and increased to $2,077,169 in 2009 from $829,487 and $1,927,039 in 2008 mainly due to a large write down in non-cash accounts receivable.  The $1,031,477 bad debt expense recognized during the six months ended June 30, 2009 was deemed appropriate by management during a subsequent analysis of accounts receivable.  Management determined that collection of these receivables was unlikely due to some previously unforeseen factors.  Subsequent to this significant write-down of accounts receivable we have initiated a policy to more aggressively analyze and allow for doubtful receivables, so as to avoid recognizing such a large bad debt expense in any single future reporting period.

The Company recognized Other Expenses totaling $595,170 and $846,349 for the three and six months ended June 30, 2009, respectively, compared to Other Income of $204,087 and $29,869 during the comparable periods of 2008.  The current period’s Other Expenses includes a $240,000 loss on forgiveness of debt, pertaining to the Company’s forgiveness of a receivable in the amount of $240,000 during the period.

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

         Exhibit 32.1   Certification of C.E.O. Pursuant to 18 U.S.C. Section

1350,  as  Adopted  Pursuant  to Section  906 of the Sarbanes-Oxley Act of 2002

         Exhibit 32.2   Certification of Principal Accounting Officer Pursuant

to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-

Oxley Act of 2002

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
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

EX-31.1	Certifications required under Section 302 of the Sarbanes-Oxley Act

EX-31.2	Certifications required under Section 302 of the Sarbanes-Oxley Act

EX-32.1	Certifications required under Section 906 of the Sarbanes-Oxley Act

EX-32.2	Certifications required under Section 906 of the Sarbanes-Oxley Act