Form 10-Q/A
period 2009-09-30
ALPHATRADE COM
filed 2010-04-22
CIK 1076462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

[×]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009 or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number:  000-25631

ALPHATRADE.COM
(Exact name of registrant as specified in its charter)

NEVADA	98-0211652

(State or other jurisdiction	(IRS Employer
of incorporation)	Identification Number)

SUITE 116 - 930 WEST 1ST STREET, NORTH VANCOUVER, BRITISH COLUMBIA Canada Canada	V7P 3N4

(Address of principal executive offices)	(Zip Code)
(604) 986-9866
Registrant’s telephone number, including area code
Not Applicable
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [  ]  Yes   [×]  No
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 53,756,023 as of November 13, 2009.

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

  issued and outstanding, respectively                    53,756        54,076

 Stock subscription payable                               45,080        45,080

 Additional paid-in capital                           34,606,348    33,921,184

 Accumulated other comprehensive income               (1,007,665)      (40,543)

 Accumulated deficit                                 (37,269,734)  (36,793,464)

                                                    ------------  ------------

    Total Stockholders' (Deficit)                     (3,568,215)   (2,809,667)

                                                    ------------  ------------

    TOTAL LIABILITIES AND STOCKHOLDERS'

    EQUITY (DEFICIT)                                $    573,367  $  2,835,459

                                                    ============  ============

   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM

         Statements of Operations and Other Comprehensive Income (Loss)

                                   (Unaudited)




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



   The accompanying notes are a integral part of these financials statements.

                            ALPHATRADE.COM

        Statements of Operations and Other Comprehensive Income (Loss)

                              (Unaudited)




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

                                     ============  ===========                ===========



   The accompanying notes are a integral part of these financials statements.

6.

                                 ALPHATRADE.COM

                      Statements of Stockholders' (Deficit)

               Preferred Stock     Common Stock    Additional     Stock        Other                        Total

              ----------------- ------------------  Paid-In    Subscription Comprehensive  Accumulated   Stockholders'

               Shares    Amount   Shares    Amount  Capital       Payable      Income        Deficit        Equity

              ---------  ------ ---------- ------- ----------- ------------ ------------- ------------- -------------

Balance,

December

31, 2007      4,000,000 $ 4,000 48,589,773 $48,590 $32,959,057 $    28,500  $   (738,404) $(36,834,877) $ (4,533,134)

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

Net loss for

the nine

months ended

September

30, 2009

(Unaudited)           -       -          -       -           -           -      (967,122)     (476,270)   (1,443,392)

              ---------  ------ ---------- ------- ----------- -----------  ------------  ------------  ------------

Balance,

September

30, 2009

(Unaudited)   4,000,000  $4,000 53,756,023 $53,756 $34,606,348 $    45,080  $ (1,007,665) $(37,269,734) $ (3,568,215)

              =========  ====== ========== ======= =========== ===========  ============  ============  ============

   The accompanying notes are a integral part of these financial statements.

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
Principal Financial Officer/Director

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

EX-31.1	Certifications required under Section 302 of the Sarbanes-Oxley Act

EX-31.2	Certifications required under Section 302 of the Sarbanes-Oxley Act

EX-32.1	Certifications required under Section 906 of the Sarbanes-Oxley Act

EX-32.2	Certifications required under Section 906 of the Sarbanes-Oxley Act