Form 10-K
period 2009-12-31
ALPHATRADE COM
filed 2010-05-13
CIK 1076462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[×]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009 or
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 53,756,023 as of April 15, 2010.

Signatures
EXHIBIT INDEX
EX-31.1 Certifications required under Section 302 of the Sarbanes-Oxley Act
EX-31.2 Certifications required under Section 302 of the Sarbanes-Oxley Act
EX-32.1 Certifications required under Section 906 of the Sarbanes-Oxley Act
EX-32.2 Certifications required under Section 906 of the Sarbanes-Oxley Act

As of April 15, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $72,883 based on  approximately  8,098,083  shares held by non affiliates at a price of $0.009 per share.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                                                            PAGE

                                     PART I

ITEM 1.    Description of Business.                                           4

ITEM 1A.   Risk Factors                                                       6

ITEM 1B.   Unresolved Staff Comments                                         14

ITEM 2.    Properties.                                                       14

ITEM 3.    Legal Proceedings.                                                14

ITEM 4.    Reserved.                                                         16

                                     PART II

ITEM 5.    Market for Common Equity Related Stockholder Matters And Issuer

           Purchases of Equity Securities.                                   16

ITEM 6.    Selected Financial Data                                           18

ITEM 7.    Management's Discussion and Analysis of Financial Condition and

           Results of Operations.                                            18

ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk.       22

ITEM 8.    Financials Statements And Supplementary Data.                     22

ITEM 9.    Changes In and Disagreements with Accountants on Accounting

           and Financial Disclosure.                                         22

ITEM 9A.   Controls and Procedures.                                          22

ITEM 9B.   Other Information.                                                23

                                    PART III

ITEM 10.   Directors, Executive Officers and Corporate Governance.           23

ITEM 11.   Executive Compensation.                                           28

ITEM 12.   Security Ownership of Certain Beneficial Owners and               31

           Management Related Stockholder Matters.

ITEM 13.   Certain Relationships and Related Transactions,

           and Director Independence.                                        32

ITEM 14.   Principal Accountant Fees and Services                            34

ITEM 15.   Exhibits.                                                         36

Signatures                                                                   37

ITEM 1.   DESCRIPTION OF BUSINESS

                Information Regarding Forward Looking Statements

AlphaTrade.com (the "Company" or "we" or "us" or "our") has made forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) in this Annual Report on Form 10-K (the "Annual Report") that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Annual Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

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

Our headquarters  are  located  at  Suite  116 -  930 West 1st Street, North Vancouver, B.C.  V7P3N4, Canada.

Overview

AlphaTrade began as a technology company focused on developing a web based stock quote service that was high quality, comprehensive and affordable. Over the years, we have augmented that product with other complimentary products.  The single most important element of our business is our ever expanding database.  Every person in our database has an interest in the markets, makes above average income, are independent thinkers, and are receptive to new ideas and products.  All of our products are created out of a demand that presented itself from market conditions.  Our real time stock quote service is a recognized and welcomed quality alternative to products offered by competitors that require signing long term agreements, they charge much higher prices and have complicated operating instructions.

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

Our own brand has become well recognized and trusted in the financial community.  Since January 1999 when we commenced operations, AlphaTrade has prided itself on its ability to evolve. Our mandate is to aggressively build our business in markets that are over charged and fraught with under-performers. Our entire digital advertising business evolved from a lack we noticed in the advertising industry - no one was specifically serving the needs of developing and emerging companies. We launched our advertising program to serve that need and to bring some professionalism to a tainted industry.  In the process, our operational costs have been lowered, our database is growing at a fast pace, our web traffic is soaring and our brand is becoming well recognized. This initiative has given us the opportunity to withstand the tremendous negative business environment of 2009.  In fact, yet again, AlphaTrade has emerged with a new marketing opportunity that emerged because of the business environment of 2009 when so many people have lost their job.  We have initiated a Home Based Business opportunity to allow people to work out of their homes and become sales people selling all of our products.  This is yet another example of business diversification that becomes a win win situation for everyone involved.

Business Strategy

Our marketing strategy is building products and creating services that can survive and prosper in all economic times especially those times that are most challenging. Our advertising programs are a significant portion of our revenue now and our web traffic is building constantly.   We aggressively market all of our products and services to the financial community. Our strongest revenue growth for 2009 came from our advertising programs and we expect this to continue into 2010.

AlphaTrade's unique positioning in the marketplace is protected by a number of factors: reasonable price, targeted advertisement placement, high volume web traffic, valuable associations, strong networking ability, and worldwide audience.

Our database is expanding as a direct result of our successful advertising promotions. This is generating new business for a variety of our products. 2009 has been a difficult business environment for all companies and we did experience a downturn in all facets of business throughout the year.  Since our products are very price conscious,  we were able to reduce the migration of clients and are beginning to notice a small resurgence of new business.  We fully expect a turbulent business environment over the next year but anticipate new business based on our price point, our large, targeted audience and our success rate for our advertising clients. All these factors favor growth even during a tumultuous business environment.

Our overall strategy reflects the attention we are paying to our revenue growth for 2010 and beyond. The Investor and Public relations business is very fragmented and needs some consolidation.  This is exactly the type of business environment that requires a multi-pronged approach to get sustained results.  AlphaTrade is partnering and networking to build an association of companies that work together to expand the reach and the exposure for all their clients.  This approach is providing us with access to new clients and new strategic alliances that provide new opportunities to sell all of our products and services.  Every one of our clients are exposed to all of our products and for the most part, can utilize more than one.  The Internet public is fickle and expects unique content, interesting material, and clear concise content.  For the most part, publicly traded companies cannot deliver this information in a form that is interesting to internet traffic so they do not have a lot of website traffic.  Our websites accomplishes this for them - people coming to our sites already know they are getting condensed information and if they find it interesting they will make the decision to visit the corporate website.  This approach alleviates a lot of unnecessary work for the company and ensure our clients are satisfied.  Our goal is to get long term clients by providing services that help them build their business

Employees

We retain, through contracts with corporations, the services of two executive officers on a full time basis. In addition, through a Canadian management company, we employ nine employees/contractors. Our employees are not members of any union, nor have we entered into any collective bargaining agreements. We believe that our relationship with our employees is excellent. We are anticipating hiring additional employees/contractors in the next year to handle anticipated growth.

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

January 1999 and have conducted limited business operations since that time. As a result of our short operating history, we have only limited financial data and business information  with which to  evaluate  our  business  strategies,  past performance and an investment in our common stock.  As a company with a limited operating history,  there are substantial  risks,  uncertainties,  expenses and difficulties that we are subject to. You should  consider an  investment in our company in light of these risks,  uncertainties,  expenses and difficulties.  To address these risks and uncertainties, we must do the following:

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

As of December 31, 2009, we have incurred an accumulated net loss of approximately $41.7 million. Our management believes that while our business and products will be appealing to our current and future customers there is no assurance we will be able to successfully continue to increase our revenues or that our products will be accepted by the market. Furthermore, in light of our significant losses, we will need to generate significant revenues to achieve and sustain profitability. If we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. Any of these factors could cause our stock price to decline.

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

E-Gate service.  We do expect that  E-Gate  will  continue  to  account  for a substantial  portion of our  revenue  for  fiscal  2010.  Our future  financial performance will depend on increasing  acceptance of our current products and on the successful development, introduction and customer acceptance of new products and services.

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

We will need to increase  the  size of our  organization,  and may  experience difficulties in managing  growth.  We are a small company with a small number of employees  as of  December  31,  2009.  We expect to  experience  a period  of significant expansion in headcount, facilities,  infrastructure and overhead and anticipate that further  expansion will be required to address  potential growth

and  market   opportunities.   Future growth will  impose   significant  added

responsibilities on  members of  management,  including  the need to  identify,

recruit, maintain and integrate additional independent contractors and managers.

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

Our  future  success  for our  financial  products  depend  upon our  ability to aggregate and deliver  compelling  financial content over the Internet.  We rely heavily on third party content providers,  namely Thomson Reuters, Acquire Media
Corporation  and  Morningstar,  Inc.  Currently we have a one year contract with
Reuters  which calls for monthly  payments of $46,000,  a one year contract with
Acquire Media  Corporation  which calls for monthly  payments of $3,500,  and an annual  contract  with  Hemscott,  Inc.  which was  subsequently  taken  over by
Morningstar,  Inc.,  which  calls for  monthly  payments  of $5,000.  All of the aforementioned  contracts  provide for  automatic  renewal  unless both  parties negotiate  otherwise  or unless  the  provider  is unable to  deliver  the feed.
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

Our independent  auditors have expressed a going concern  qualification in their report dated May 7, 2010.

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

We are authorized to issue 300,000,000 shares of our common stock and 10,000,000 shares of preferred stock, of which as of December 31, 2009,  53,756,023 shares of common  stock and  4,000,000  shares  of  preferred  stock  were  issued  and outstanding. In addition, we also have also issued warrants and stock options of which 47,105,000  are  outstanding  as of December 31, 2009, and 32,625,000 are exercisable  at a  weighted  average  exercise  price of $0.30 to  purchase  an equivalent amount of shares of common stock. Assuming exercise of these warrants and stock options,  we will be left with more than 214,000,000  authorized shares that remain  unissued.  These shares  may be issued by our Board of  Directors without further stockholder  approval.  The issuance of large numbers of shares,

possibly at below market prices, is likely to result in substantial  dilution to the interests of other stockholders.  In addition, issuances of large numbers of shares may adversely affect the market price of our common stock.

Risks related to our common stock and its market value:

-------------------------------------------------------

There is a limited market for our common stock which may make it more difficult for you to dispose of your stock. Our common stock has been quoted on the OTC Bulletin Board under the symbol “APTD” since January 15, 2001. There is a limited trading volume for our common stock.  Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

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

The exercise of our outstanding warrants and options may depress our stock price

We currently  have  47,105,000 warrants  and options to purchase  shares of our common  stock  outstanding  as of December  31, 2009,  of which  32,625,000 are exercisable at a weighted  average exercise price of $0.30 as of equal date. The exercise of warrants and/or options by a substantial  number of holders within a relatively  short period of time could have the effect of depressing  the market price of our common stock and could impair our ability to raise capital  through the sale of additional equity securities.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

N/A

ITEM 2.   PROPERTIES

Our  executive  offices are  located at Suite 116 – 930 West 1st  Street,  North
Vancouver,   B.C.,  Canada,  in  a  8,207  square  foot  facility.   We  have  a
month-to-month sub-lease at a current monthly rent of $15,000. The lease expires in December 30,  2011.  We house our  equipment  in a high-speed  infrastructure co-location  in  British  Columbia  to ensure  our  support  coverage  is manned
24/7/365. We do not own any real estate.

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

Arena Media Networks LLC v. AlphaTrade.com

Supreme Court of the State of New York, County of New York, Index No. 603406/06

Plaintiff Arena Media Networks LLC (“Arena”) commenced this action on or about October 15, 2007 by the filing of a Summons and Complaint.  In the Complaint, Arena asserts causes of action for breach of contract, account stated and unjust enrichment against the Company arising from the Company’s alleged failure to pay sums purportedly due Arena pursuant to an agreement in which Arena agreed to place advertising for the Company.

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

Sterling Mets, L.P. and Brooklyn Baseball Company, LLC v. AlphaTrade.com,

Supreme Court of the State of New York, County of Queens Case No. 27541/2008

Plaintiff Sterling Mets, L.P. and Brooklyn Baseball Company, LLC ("Mets") commenced this action against the Company on or about November 12, 2008 in the Supreme Court of the State of New York, County of Queens. In its Complaint, Mets alleges a cause of action arising from the alleged breach of a Sponsorship Agreement, and seeks damages of $650,000.  On or about August 28, 2009, the plaintiff moved for summary judgment.  The Company opposed this motion and the motion was fully submitted and argued on December 11, 2009.  The plaintiff’s motion for summary judgment was denied by the court.

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

Professional Bull Riders, Inc. v. AlphaTrade.com,

United Stated District Court, District of Colorado, Case No. 08-cv-01017 (MSK)

On May 21, 2009, the Company entered into a Release and Settlement Agreement with PBR (the “PBR Settlement Agreement”), pursuant to which the Company and PBR agreed to settle all disputes and claims arising from and relating to the Company’s sponsorship agreement with the PBR.  Pursuant to the PBR Settlement Agreement, the Company agreed to transfer an aggregate of 300,000 shares of common stock of two unrelated entities held for investment purposes by the Company.  In addition, the Company agreed to make payments to PBR, for each of its 2009, 2010 and 2011 fiscal years, equal to the lesser of $100,000 or 30% of the Company’s net profit for each fiscal year. As of the end of December 31, 2009, there is no liability for any profit payment to PBR because the Company has a $4.9 million loss in 2009.

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

ITEM 4.   RESERVED.

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

2009 Fiscal Year - Quarterly Information

                                                     High              Low

First                                                0.04              0.02

Second                                               0.03              0.01

Third                                                0.03              0.01

Fourth                                               0.02              0.01

2008 Fiscal Year - Quarterly Information

                                                     High              Low

First                                                0.24              0.125

Second                                               0.18              0.10

Third                                                0.17              0.05

Fourth                                               0.09              0.01

Holders

As of  December  31,  2009 there were 390  stockholders  of record of our common stock.  This does not include an  indeterminate  number of shareholders  who may hold their shares in "street name".

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

The following unregistered securities have been issued since January 1, 2009 and have been previously disclosed in our Form 10-QSB's unless otherwise noted:

Fiscal year ended December 31, 2009

Valued

Date              No. of Shares     Title        At          Reason

March 2009          400,000         Common      $0.02       For services

Information  regarding our sales of our  unregistered  securities for the Fiscal years ended December 31, 2009 and 2008,  other then what is set forth above, has been previously  furnished in our Quarterly Reports on Form 10-Q and our Current
Reports on Form 8-K.

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

December 31, 2009.

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

                     Number of Shares to                         Under Equity

                       Be Issued upon      Weighted-Average   Compensation Plans

                         Exercise of      Exercise Price of   (Excluding Shares

                         Outstanding     Outstanding Options,    Reflected in

                      Options, Warrants  Warrants and Rights      Column (a))

Plan Category(1)         and Rights)            (b)                  (c)

-------------------- ------------------- -------------------  ----------------

Equity Compensation

  plans approved by

  stockholders              N/A                  N/A                N/A

Equity Compensation

  plans not approved

  by stockholders        47,105,000             $0.30             14,480,000

      Total              47,105,000             $0.30             14,480,000

ITEM 6.   SELECTED FINANCIAL DATA

N/A

ITEM 7.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some  of  the  information  contained  in  this  Annual  Report  forward-looking statements (within the meaning of the Private  Securities  Litigation Reform Act of 1995) Some of the  statements  contained in this Annual Report on Form 10-K

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

Accordingly the Company had deferred revenue of $524,383 and $737,010 at December 31, 2009 and 2008, respectively. Cost of sales is comprised of data feed expenses charged by various stock market exchanges. The Company had no customer which accounted for 10% of the revenue during the years ended December 31, 2009 and 2008.

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

Accounts Receivable and Bad Debts

The Company estimates bad debts utilizing the allowance method, based upon past experience and current market conditions. At December 31, 2009 and 2008, the Company had an allowance for bad debts of $4,449 and $3,449, respectively.

Result of Operations for the twelve months ended December 31, 2009 and 2008

During the fiscal year ended December 31, 2009, total revenues were $4,542,531 which is a 25% decrease over fiscal 2008 sales of $6,075,031. The decrease in revenue is mainly from our subscription service and advertising program.  This decrease is directly attributable to the global financial market crisis impact and key employee loss.

Subscription revenues decreased to $2,435,251 from $3,027,619 in 2008 which is a 20% decrease. In 2009, to stop the decline in subscribers, we implemented a 15-month promotional program which effectively reduced user loss in comparison  with the rate of the financial market decline.

Advertising revenues decreased to $1,858,591 from $2,851,003 in 2008. Although we implemented premium exposure campaigns, the reduced financial activities in the market and the loss of key marketing personnel resulted in the 35% decrease in the advertising revenues.

Our cost of sales is primarily the cost to purchase and disseminate the financial content we provide our customers. For the calendar year ended December 31, 2009 the cost was  $1,545,606 compared to $1,854,268 in 2008. The percentage of cost of sales to subscription revenues was 63% in 2009 compared to 61% in 2008 due mainly to price increases from the major financial content providers. Most of our financial content costs are fixed, meaning that the data and exchange providers charge a flat monthly fee. As our subscription volume goes up our cost of sales does not go up proportionately.  Accordingly, as revenues increase in 2010 we expect the cost of sales percentage to decline. We also had $270 in other cost of sales in 2009 compared to $2,839 in 2008.

We have contracted with two companies for the services of two of the Company’s officers and directors. The officers do not own these companies but the compensation earned by them is to the future benefit of the officers.  Under the terms of the contracts entered into in 2005 the companies are to continue to receive a base salary of  $240,000 each per year.  The contracts also provide for annual bonuses equal to the annual salary and for stock options based upon performance levels. The companies did not earn bonuses for 2008 and 2009. The total compensation expense to these entities was $480,000 in 2009 and $480,000 in 2008. The contract with one entity has terminated as of December 31, 2009 due to the passing away of the executive officer. We recognized a one time employee death benefit expense of $3,200,000 under the terms of the contract for that executive.

We incurred $342,190 in professional fees in 2009 compared to $1,127,880 in 2008. The sum of $8,000 and $479,451 of this expense was paid in shares of our common stock in 2009 and 2008, respectively. The shares were valued at market value.  Professional fees include fees paid to accountants, attorneys and investor relation firms. We have reduced our professional fees by 70% in 2009.

We recorded research and development expense of $257,075 for 2009 compared to $468,884 in 2008.  This is a 45% reduction in 2009 compared to 2008. This expense reflects the cost of creating our digital media promotions, website enhancements, and development staff. This is what keeps us at the cutting edge of technology and ensures that our clients, both advertising and our monthly subscribers have the latest in Internet products at their disposal.

We expended $355,648 for marketing in 2009 compared to $678,551 in 2008. This decrease is mainly due to the cancellation of the sports partnerships and lower marketing activities.

Our general and administrative expenses increased by 93% in 2009 from $338,749 to $655,326. The increase was primarily due to office rental charges for additional operating expenses. We expect the general and administrative costs will remain the same level in 2010.

There were $134,468 realized losses in 2009 comparing with $223,068 realized loss in 2008 on sale of marketable securities. There were $892,896 and $792,956 realized losses for other-than-temporary impairment of marketable securities in 2009 and 2008 separately. This loss was a direct result of the decline in the financial markets due to a lower share price in the majority of marketable securities held by the Company.

There was a $240,000 loss on forgiveness of debt in 2009, pertaining to the Company’s earlier write off of a liability in the amount of $240,000, compared with $307,974 gain on forgiveness of debt in 2008.

Total interest expenses were $238,527 and $374,397 in 2009 and 2008 separately. The decrease was mainly due to the related party 536653 B.C Ltd. reducing its loan interest rate from 20% to 3% as of July 1, 2009.

We realized a net loss of ($4,551,358) for the year ended December 31, 2009 compared to a net income of $41,413 for the year ended December 31, 2008. Included in the net loss for 2009 and the net income for 2008 was $8,000 and $770,113 respectively as the value of options and shares issued for services, $892,896 and $792,956 respectively as the Other-than-temporary impairment of marketable securities. Excluding these non-cash expenses, the net loss for 2009 and net income for 2008 would have been ($3,650,462) and $1,604,482, respectively. We are trying to minimize the practice of issuing shares of stock for services.

Liquidity and Capital Resources.

There was no financing from capital raising activity in 2009, compared to $197,500 through private equity offerings in 2008. For the twelve months ended December 31, 2009 we used net cash of $167,672 compared to $582,574 for the same period of 2008 in our operating activities. We had net proceeds from investment activity of $175,919 and $270,384 in 2009 and 2008, respectively.

We expect that our 2010 cash inflows from operations may not be adequate to cover cash out-flows from operations. We expect that we will need to raise approximately $1,000,000 from either increased advertising revenues, a private placement of our common stock or a loan to meet these commitments.

We are continually investigating acquisition targets and our stock may be required as part of the consideration for any acquisition.

We currently have no material commitments for capital requirements. We believe that our capital inflows and our equipment infrastructure is adequate to handle the expected growth in 2010.

We are not aware of any material trend, event or capital commitment, which would potentially adversely affect liquidity. In the event a material trend develops, we believe we will have sufficient funds available to satisfy working capital needs through debt or from funds received from equity sales.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160

(now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below.)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below.)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions ofASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 8.   FINANCIAL STATEMENTS

Financial statements as of and for the fiscal years ended December 31, 2009 and 2008 been examined to the extent indicated in their report by Sadler, Gibb & Associates independent certified public accountants, and have been prepared in accordance with Generally Accepted Accounting Principles and pursuant to Regulation S-K as promulgated by the SEC. The aforementioned financial statements are included herein under Item 14 starting with page F-1.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

          FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway

Commission (COSO) in Internal Control--Integrated Framework Based on our

assessment we believe that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company's registered accounting firm regarding internal control over financial reporting.

Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and

Exchange Commission

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management,

including our Chief Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

ITEM 9B.  OTHER INFORMATION.

None

                                    PART III

ITEM 10. DIRECTORS,  EXECUTIVE OFFICERS, AND CORPORATE

The following table sets forth information regarding our directors and executive officers as of December 31, 2009:

       Name         Age                    Position               Director Since

------------------- --- ----------------------------------------- --------------

Gordon J. Muir*     56     Founder, Chairman, Chief Executive      October 1999

                           Officer, President and Director

Katharine Johnston* 56     Vice-President                          January 2005

                           Director

Lisa McVeigh*       46     Director                                January 2000

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

GORDON MUIR has served as a Director of  AlphaTrade  since  October 21, 1999. He became Chief Executive Officer in February, 2000 and resigned from that position and was appointed Chief Technology  Officer in January,  2004. Mr. Muir was reappointed as the President and Chief Executive Officer on August 10th, 2009 due to the illness of Ms. Penny Perfect our former President & CEO. Mr. Muir has been an independent  investor and business  consultant since 1990. He was the founder of Navmaster  Technologies,  a company  credited with  developing  the first GPS charting  systems for the Marine  Industry that relied on optical imaging rather than computers.  He has over 16 years experience in senior level management in a variety of business mainly in the automotive and industrial industries.

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

Family Relationships

Penny  Perfect,  our  former CEO,  President,  Chairman  and a member  of our  board of directors passed away on December 27, 2009.  She and Gordon Muir, our CEO and a member of our board of directors, were married to each other and both are founding members of Alphatrade.com. There are no other family relationships between any other Directors or executive Officers. With the exception of the foregoing, none of the other  directors and executive officers are related by blood, marriage or adoption.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles. Mr. Muir currently serves as our Chairman and Chief Executive Officer. Due to the small size and early stage of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined.

Our Audit Committee is primarily responsible for overseeing our risk management processes on behalf of our board of directors. The Audit Committee receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. In addition, the Audit Committee reports regularly to the full Board of Directors, which also considers our risk profile. The Audit Committee and the full Board of Directors focus on the most significant risks facing our company and our company’s general risk management strategy, and also ensure that risks undertaken by our Company are consistent with the Board’s appetite for risk. While the Board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our Board leadership structure supports this approach.

Board Committees

At this  time,  other  then an audit  committee,  the board  has no  committees,

including  nominating or  compensation  committee,  but we intend to create such committees following the annual meeting and election of directors.

Audit Committee

The members of the audit committee are Gordon Muir, Katharine  Johnston and

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

Commission.  Directors,  officers and greater than 10% shareholders are required by SEC  regulations  to furnish us with copies of all  Section  16(a) forms they file.  Based solely upon our review of the copies of such forms that we received during the fiscal year ended  December 31, 2009, we believe that each person who at any time during the fiscal year was a director,  officer or beneficial  owner of more than 10% of our common  stock  complied  with all Section  16(a)  filing requirements during such fiscal year.

Director Compensation

The following table sets forth with respect to the named director,  compensation information  inclusive  of equity  awards and  payments  made in the fiscal year ended December 31, 2009.




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



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

ITEM 11.  EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation awarded  to,  earned by or paid to our Chief  Executive  Officer and other named executive  officers and  directors of our Company  whose total annual salary and bonus exceeded  $100,000  (collectively,  the "named  officers") for fiscal years ended December 31, 2009 and December 31, 2008.

                           SUMMARY COMPENSATION TABLE

                                                     Long-Term and Other

                 Annual Compensation                 Compensation

                 -------------------------------     --------------------------

                                                     Number of

Name and                                     Other   Securities    All Other

Principal         Fiscal                     Annual  Underlying    Compensation

Positions         Year   Salary(1)   Bonus   Comp    Options

---------------------------------------------------  ---------------------------

Gordon J. Muir    2009   $240,000

CEO & President   2008   $240,000             --     --          -----

Chairman

Penny Perfect     2009   $240,000

Deceased          2008   $240,000             --     --          -------

(1)   We have  contracted  with two companies for the services of above noted officers and  directors.  These  companies are not owned by the officers but the compensation earned by them is to the future benefit of the officers.  The management fees for 2009 are accrued and remain unpaid. With the  exception  of  reimbursement  of  expenses  incurred  by our named executive  officers during the scope of their  consultancy  none  of  the  named  executives  received  any  other   compensation,  perquisites, personal benefits in excess of $10,000.

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

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information with respect  concerning  unexercised options; stock that has not vested; and equity incentive plan awards for each of our  named  executive  officers  outstanding  as of the end of our to  grants of options to purchase our common stock under our Stock Incentive Plan to the named executive officers during the fiscal year ended December 31, 2009.




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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  following  table  sets  forth  certain  information  concerning  the  stock ownership  as of  April 15, 2010,  of each  person  who is  known to be the beneficial  owner  of  more  than  5% of our  common  stock;  held  directly  or indirectly by each director;  or by each person who was our executive officer or director  during the fiscal year ended  December 31, 2009,  and by our directors and executive officers as a group.

                                           Shares

                                       Beneficially

Name of Beneficial Owner               Owned(1)                Percent (2)

The Estate of Penny Perfect           22,941,620 (3)          33%

c/o AlphaTrade.com

Suite 116 – 930 West 1st Street

North Vancouver, B.C.

Gordon Muir                            22,716,320 (4)          33%

c/o AlphaTrade.com

Suite 116 – 930 West 1st Street

North Vancouver, B.C.

Katharine Johnston                       none

c/o AlphaTrade.com

Suite 116 – 930 West 1st Street

North Vancouver, B.C.

Lisa McVeigh                             none

c/o AlphaTrade.com

Suite 116 – 930 West 1st Street

North Vancouver, B.C.

All current directors and named        45,657,940              66%

officers as a group (3 in all)

(1) The shares are held in various private companies in which the officer may or may not hold a minority interest. Ms. Perfect and Mr. Muir are spouses.

    Accordingly, each spouse's holdings may also be deemed to be beneficially owned by the other.

(2) Percentage ownership is based upon 53,756,023 shares of common stock outstanding on December 31, 2009 and is calculated separately for each person on the basis of the actual number of outstanding shares beneficially owned as of December 31, 2009 and assumes the conversion of preferred shares held by such person (but not by anyone else).

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

December 31, 2009.

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

                    Number of Shares to                         Under Equity

                       Be Issued upon     Weighted-Average   Compensation Plans

                         Exercise of     Exercise Price of   (Excluding Shares

                         Outstanding    Outstanding Options,    Reflected in

                     Options, Warrants  Warrants and Rights      Column (a))

Plan Category(1)         and Rights)           (b)                   (c)

--------------------  ----------------  -------------------  -------------------

Equity Compensation

  plans approved

  by stockholders           N/A                   N/A               N/A

Equity Compensation

  plans not approved

  by stockholders        32,625,000             $0.30             14,480,000

       Total             32,625,000             $0.30             14,480,000

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain  Relationships  And  Related  Transactions:   Transactions  With  Related

Persons, Promoters And Certain Control Persons

During the year ended December 31, 2009, two companies owned for the benefit of the two officers of the Company accrued management fees of $480,000 which was recorded as related party compensation.

Related  party  payables at December  31,  2009  consisted  of the following:

                      Officer bonuses                    $   78,000

                      Officer accrued wages                 863,266

                      Loan advances                       1,615,300

                      Officer Death benefit liability     3,200,000

                                                         ----------

                                                         $5,756,566

                                                         ==========

There have not been any other transactions or proposed transactions during the fiscal years ended December 31, 2009 and 2008, to which we were or is are to be a party, in which our officers, directors or nominees had or are to have a direct or indirect material interest.

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

We have no formal policy regarding director  attendance at the annual meeting of stockholders,  although all directors are expected to attend the annual  meeting of  stockholders  if they are able to do so.  The  board  of  directors  held approximately 5 meetings  in 2009 either in person or  telephonic.  During both all of the board meetings,  all four  board  members  were  present,  either  by person or on the telephone in the case of the telephonic meetings.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Chisholm, Bierwolf & Nilson,  LLC, HJ & Associates LLC and Sadler, Gibb & Associates for professional services  rendered for the fiscal years  ended December 31, 2009 and December 31, 2008:

             Fee Category          Fiscal 2009 Fees   Fiscal 2008 Fees

      -------------------------    ----------------   ----------------

      Audit Fees                       $60,229             $52,487

      Audit-Related Fees                 2,353                --

      Tax Fees                            --                  --

      All Other Fees                      --                  --

                                   ----------------   ----------------

      Total Fees                       $62,582             $52,487

Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Chisholm, Bierwolf & Nilson, LLC, HJ & Associates, LLC and Sadler, Gibb & Associates in connection with statutory and regulatory filings or engagements.

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

 For the Years Ended December 31, 2009 and 2008                         Page

 ----------------------------------------------                         ----

Reports of Independent Registered Certified Public Accounting Firms      F-2

Balance Sheets as of December 31, 2009 and December 31, 2008             F-3

Statements of Operations for the years ended December 31, 2009 and

       December 31, 2008                                                 F-4

Statements of Stockholders’ Equity (Deficit) for the

       years ended December 31, 2009 and December 31, 2008              F-5

Statements of Cash Flows for the years ended December 31, 2009 and

       December 31, 2008                                                 F-7

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

                                                     ALPHATRADE.COM

Dated:  May 7, 2010                              By: /s/ Gordon J. Muir

                                                     ---------------------

                                                     Gordon J. Muir

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

Signature               Title                                     Date

----------------------  ----------------------------------------  --------------

/s/ Gordon J. Muir      Chief Executive Officer, President,       May 7, 2010

------------------      Chairman, Director

Gordon J. Muir

/s/ Katharine Johnston  Vice President – Business Operations,     May 7, 2010

----------------------  Principal Financial Officer and Director

Katharine Johnston

/s/ Lisa McVeigh        Director                                  May 7, 2010

----------------------

Lisa McVeigh

ALPHATRADE.COM

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS

AND

FINANCIAL STATEMENTS

December 31, 2009 and 2008

ALHPHATRADE.COM

_______________________________________

SADLER, GIBB & ASSOCIATES, L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

AlphaTrade.com

We have audited the accompanying balance sheet of AlphaTrade.com as of December 31, 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of AlphaTrade.com as of December 31, 2008, were audited by other auditors whose report dated March 30, 2009 except for Notes 1(n), 7, 8 and 11, dated March 23, 2010, and expressed an unqualified opinion on those statements.

We conduct our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AlphaTrade.com as of December 31, 2009, and the related  statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has negative cash flow from operations and has deficits in working capital and stockholders’ equity  which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SADLER, GIBB AND ASSOCIATES, LLC

Salt Lake City, UT

May 7, 2010

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

Chisholm, Bierwolf & Nilson, LLC

Bountiful, Utah

March 30, 2009

              PCAOB Registered, Members of AICPA, CPCAF and UACPA

ALPHATRADE.COM
Balance Sheets

ASSETS

	December 31,	December 31,
	2009	2008

CURRENT ASSETS

Cash	$63,897	$55,650
Accounts receivable, net	-	1,172,064
Marketable securities-available for sale	552,714	1,558,876
Marketable securities-available for sale related party	1,256	2,093
Prepaid expenses	1,885	1,000

Total Current Assets	619,752	2,789,683

PROPERTY AND EQUIPMENT, net	28,913	45,776

TOTAL ASSETS	$648,665	$2,835,459

The accompanying notes are an integral part of these financial statements.

ALPHATRADE.COM
Balance Sheets

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

	December 31,	December 31,
	2009	2008

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,162,451	$2,161,854
Related party payables	5,756,567	2,746,262
Deferred revenues	524,383	737,010

Total Current Liabilities	7,443,401	5,645,126

TOTAL LIABILITIES	7,443,401	5,645,126

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT)

Preferred shares: $0.001 par value,
10,000,000 shares authorized: 2,000,000 Class A and
2,000,000 Class B shares issues and outstanding	4,000	4,000
Common shares: $0.001 par value,
300,000,000 shares authorized: 53,756,023 and 54,076,023
shares issued and outstanding, respectively	53,756	54,076
Stock subscription payable	45,080	45,080
Additional paid-in capital	34,606,348	33,921,184
Accumulated other comprehensive income	(159,098)	(40,543)
Accumulated deficit	(41,344,822)	(36,793,464)

Total Stockholders' (Deficit)	(6,794,736)	(2,809,667)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$648,665	$2,835,459

The accompanying notes are an integral part of these financial statements.

ALPHATRADE.COM
Statements of Operations and Other Comprehensive Income (Loss)

	For the Year Ended
	December 31,
	2009	2008
REVENUES
Subscription revenue	$2,435,251	$3,027,619
Advertising revenue	1,858,591	2,851,003
Other revenue	248,689	196,409

Total Revenues	4,542,531	6,075,031

COST OF SALES
Financial content	1,545,606	1,854,268
Other cost of sales	270	2,839

Total Cost of Sales	1,545,876	1,857,107

GROSS PROFIT	2,996,655	4,217,924

OPERATING EXPENSES
Management expense	480,000	480,000
Bad debt expense	751,823	-
Professional fees	342,190	1,127,880
Research and development	257,075	468,884
Marketing expense	355,648	678,551
Exployee death benefit expense	3,200,000	-
General and administrative	655,326	338,749

Total Operating Expenses	6,042,062	3,094,064

INCOME (LOSS) FROM OPERATIONS	(3,045,407)	1,123,860

OTHER INCOME (EXPENSE)
Realized gains (losses) on sale of marketable securities	(134,468)	(223,068)
Other-than-temporary impairment of marketable securities	(892,896)	(792,956)
Gain (Loss) on forgiveness of debt	(240,000)	307,974
Interest expense	(238,587)	(374,397)

Total Other Income (Expense)	(1,505,951)	(1,082,447)

NET INCOME (LOSS) BEFORE INCOME TAXES	(4,551,358)	41,413

INCOME TAX EXPENSE	-	-

NET INCOME (LOSS)	$(4,551,358)	$41,413

OTHER COMPREHENSIVE INCOME (LOSS)	$(118,555)	$697,861

TOTAL COMPREHENSIVE INCOME (LOSS)	$(4,669,913)	$739,274

BASIC EARNINGS (LOSS) PER SHARE	$(0.08)	$0.00
FULLY DILUTED INCOME (LOSS) PER SHARE	$(0.08)	$0.00
BASIC WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	54,197,009	51,175,987
FULLY DILUTED WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	54,197,009	81,175,987

The accompanying notes are a integral part of these financials statements.

ALPHATRADE.COM

Statements of Stockholders' (Deficit)

					Additional	Stock	Other		Total
	Preferred Stock		Common Stock		Paid-In	Subscription	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Income	Deficit	Equity (Deficit)

Balance, December 31, 2007	4,000,000	$4,000	48,589,773	$48,590	$32,959,057	$28,500	$(738,404)	$(36,834,877)	$(4,533,134)

Common stock issued for cash
at $0.15 and $0.20 per share	-	-	1,075,000	1,075	196,425	16,580	-	-	214,080

Common stock issued for services
at $0.02 to $0.21 per share	-	-	4,411,250	4,411	475,040	-	-	-	479,451

Value of stock purchase
warrants vested	-	-	-	-	25,652	-	-	-	25,652

Value of stock options issued
under stock option plans	-	-	-	-	265,010	-	-	-	265,010

Net income for the year
ended December 31, 2008	-	-	-	-	-	-	697,861	41,413	739,274

Balance, December 31, 2008	4,000,000	4,000	54,076,023	54,076	33,921,184	45,080	(40,543)	(36,793,464)	(2,809,667)

Common stock issued for services
at $0.02 per share	-	-	400,000	400	7,600	-	-	-	8,000

Common stock canceled	-	-	(720,000)	(720)	720	-	-	-	-

Contributed interest	-	-	-	-	676,844	-	-	-	676,844

Net loss for the year
ended December 31, 2009	-	-	-	-	-	-	(118,555)	(4,551,358)	(4,669,913)

Balance, December 31, 2009	4,000,000	$4,000	53,756,023	$53,756	$34,606,348	$45,080	$(159,098)	$(41,344,822)	$(6,794,736)

The accompanying notes are a integral part of these financials statements.

ALPHATRADE.COM
Statements of Cash Flows

	For the Year Ended
	December 31,
	2009		2008
CASH FLOWS FROM
OPERATING ACTIVITIES

Net income (loss)		$(4,551,358)		$41,413
Adjustments to reconcile net income (loss) to
net cash used by operating activities:
Depreciation expense	#	16,863	#	18,435
Value of stock options and warrants granted		-		290,662
Write off of accounts receivable		1,169,000		-
Loss on sale of investments		134,468		223,068
Other-than-temporary impairment of available-for-sale investments		892,896		792,956
(Gain) Loss on settlement of debt		240,000		(307,974)
Transfer of investments to settle debt		500,000		-
Increase of investments from non-cash receipt of advertising revenues		(814,839)		(1,204,004)
Common stock issued for services		8,000		479,451
Changes in operating assets and liabilities:
Changes in accounts receivable	#	3,064	#	(1,144,017)
Changes in prepaid expenses		(886)		(250)
Changes in deferred revenues		(212,627)		(393,168)
Changes in related party payables		3,687,148		555,848
Changes in accounts payable and accrued expenses		(1,239,401)		65,006

Net Cash Used in Operating Activities		(167,672)		(582,574)

CASH FLOWS FROM
INVESTING ACTIVITIES

Sale of securities		175,919		288,962
Purchase of fixed assets		-		(18,578)

Net Cash Provided by Investing Activities		175,919		270,384

CASH FLOWS FROM
FINANCING ACTIVITIES

Common stock issued for cash		-		197,500
Stock subscriptions payable		-		16,580

Net Cash Provided by Financing Activities		-		214,080

NET INCREASE (DECREASE) IN CASH		8,247		(98,110)
CASH AT BEGINNING OF YEAR		55,650		153,760
CASH AT END OF YEAR		$63,897		$55,650

SUPPLEMENTAL DISCLOSURES OF		63,897
CASH FLOW INFORMATION

CASH PAID FOR:
Interest		$26,684		$64,513
Income Taxes		$-		$-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services		$8,000		$479,451
Value of stock options and warrants vested		$-		$290,662
Increase of investments from non-cash receipt of
advertising revenues		$814,839		$1,501,911
Contributed interest on debt		$676,844		$-

The accompanying notes are an integral part of these financial statements.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of AlphaTrade.com is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

c. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

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

f. Concentrations of Credit Risk

The Company maintains its cash in one commercial account at a major financial institution. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits, at December 31, 2009 and 2008, the Company's cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by approximately $-0- and $-0-. The Company’s advertising revenues are often collected in the form of marketable securities which are subject to limited liquidity and fluctuations in price.

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

h. Revenue Recognition and Deferred Revenue

The Company follows the guidance of ASC 605 in recognizing subscription fees revenue and advertising revenue when the services have been provided. Revenues are recognized when they are realized, realizable and earned. Revenues are recognized ratably, in consistent and equal increments, over the term of contract.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising revenues are often earned under contracts extending beyond a financial reporting period. The Company generally receives its monthly subscriptions in the month prior to the service being provided. Accordingly the Company had deferred revenue of $524,383 and $737,010 at December 31, 2009 and 2008, respectively. Cost of sales is comprised of data feed expenses charged by various stock market exchanges. The         Company had no customer which accounted for 10% of the revenue during the years ended December 31, 2009 and 2008.

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

i. Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160

(now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505):

Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below.)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below.)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15,2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i. Recently Issued Accounting Pronouncements (Continued)

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions ofASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15,2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the

Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15,2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15,2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to

December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15,2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

j. Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the years ended December 31, 2009 and 2008 was $128,420 and $204,167, respectively.

k. Stock Options

In April 2005, the Company adopted the fair value based method of accounting for stock-based employee compensation. The Company uses the Black-Scholes valuation model to value and record expenses relative to share based payments when granted and vested.

l. Financial Content

The Company's cost of sales is the cost of the stock quotation data it purchases from the various stock markets to which its customers subscribe. At December 31, 2009 and 2008, the Company's accounts payable included $563,321 and $611,237, respectively, due to various markets and quotation services.

m. Accounts Receivable and Bad Debts

The Company evaluates accounts receivable for potential bad debts utilizing the allowance method, based upon past experience and current market conditions, on a quarterly basis. At such time collection of the receivable is determined to be doubtful, or if the promised securities have fallen in value to the point where their liquidation would not satisfy the balance of the receivable, the

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company allows for the account in full. At December 31, 2009 and 2008, the Company had an allowance for bad debts of $4,449 and $3,449, respectively.

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

Marketable Securities-Available for Sale are as follows:

Balance, December 31, 2007                                                               $   664,090

Marketable securities received for services in 2008                         1,201,911

Transfer of investments at cost                                                             300,000

Realized losses                                                                                        (223,068)

Unrealized gains or losses                                                                      410,992

Other-than-temporary impairment                                                        (792,956)

                                                                                                                                   -------------

Balance, December 31, 2008                                                                 1,560,969

Marketable securities received for services in 2009                           426,247

Realized losses                                                                                        (134,468)

Unrealized gains or losses                                                                     (405,882)

Other-than-temporary impairment                                                        (892,896)

                                                                                                                                --------------

Balance, December 31, 2009                                                               $   553,970

                                                                                                                                ========

Marketable Securities-Available for Sale                                         $   552,714

Marketable Securities-Available for sale-related party                           1,256

                                                                                                                                --------------

Balance, December 31, 2009                                                               $   553,970

                                                                                                                 ========

n. Marketable Securities-Available for Sale (Continued)

                                                                                                  Amortized    Gross           Gross              Fair

                                                                                                   Cost             Unrealized   Unrealized      Market

                                                                                                  Basis             Gains           Loss                Value

                                                                                                 ---------          ----------       -----------          --------

Available-for-sale

Securities                                                                                $713,068       $81,375       $(240,473)       $553,970

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

o. Fair Value of Financial Instruments

The Company's financial instruments include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2009 and December 31, 2008.

The Company also follows the provisions of ASC 820 with respect to its marketable securities. The disclosures of required under its provisions are as follows:

         Assets measured at fair value on a recurring basis:

                                                                December 31, 2009

Trading securities                                                                $  553,970

                                                                                                                                          ==========

Quoted Prices in Active Markets for identical assets                                    $  553,970

Significant Other Observable Inputs                                                                                   -

Significant Unobservable Inputs                                                                                         -

                                                                                                                                                --------------

Total                                                                                                                       $  553,970

                                                                                                                                          ==========

                Assets measured at fair value on a non recurring basis:

Long lived assets held and used                                                                       $   28,913

                                                                                                                                        ===========

Quoted Prices in Active Markets for identical assets                                    $             -

Significant Other Observable Inputs                                                                      28,913

Significant Unobservable Inputs                                                                                     -

                                                                                                                                              --------------

          Total                                                                                                                              $   28,913

                                                                                                                                       ===========

p.   Common Stock Issued for Products and Services

The Company at times issues shares of its common stock to non-employees in exchange for various services and/or products. The Company determines the fair value of the common stock by noting the closing market quote on the date of issuance.

q.   Loss Contingencies

The Company has been involved in various legal disputes in which judgment and/or outcome is uncertain. The Company accounts for loss contingencies relating to its litigation based upon the likelihood of a negative result, and if the amount of the result can be reasonably estimated.

r.   Operating Segments

The Company aggregates its operations into one reportable business segment. The Company records and earns revenues from both subscriptions and advertising. Each class of revenue is produced in a similar manner and marketed to similar customers. Distribution methods are similar. Because of these factors, the Company has determined it to be unnecessary to segregate these two revenue streams as independent business segments.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

s. Investments

The Company accounts for its investment in non marketable securities using the cost method because the shares held are less than 20% of the outstanding shares of the investee. The investment was received as compensation for advertising services performed during 2009. The Company evaluates securities for other-than-temporary impairment at least on a yearly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to the length of time and amount of the loss relative to cost, the nature and financial condition of the issuer and the ability and intent of the Company to hold the investment for a time sufficient to allow any anticipated recovery in fair value. There were no securities with unrealized losses which management considers to be other-than-temporary impairments at December 31, 2009. When cost investments become marketable they are reclassified to Market Securities-Available for Sale. Investments are as follows:

Balance, December 31, 2007                                               $   300,000

Restricted investments received

 for services in 2008                                                                              -

Realized gains and losses                                                                  -

Investments reclassified as

 Marketable Securities-Available  for Sale                       (300,000)

Unrealized gains and losses                                                                 -

                                                                                                                                --------------

Balance, December 31, 2008                                                                  -

Restricted investments received

 for services in 2009                                                                                -

Realized gains and losses                                                                      -

Investments reclassified as

 Marketable Securities-Available  for Sale                                           -

Unrealized gains and losses                                                                  -

                                                                                                                                 --------------

Balance, December 31, 2009                                               $                -

                                                                                                                                =========

NOTE 2 - PROPERTY AND EQUIPMENT

Property and Equipment are recorded at cost, less accumulated depreciation. Depreciation and amortization on capital leases and property and equipment are determined using the straight-line method over the estimated useful lives (usually 5 years) of the assets or terms of the leases. The following is a summary of the Company's major categories of property and equipment:

                                                                                                December 31,

                                                                                                 2009         2008

             Office equipment                                              $     44,179   $     44,179

             Computer equipment                                            197,138        197,138

             Software                                                                  68,175          68,175

             Less accumulated depreciation                         (280,579)      (263,716)

                                                                                         -------------       ------------

                                                                                         $    28,913     $     45,776

                                                                                        ========      ========

Depreciation expense for the years ended December 31, 2009 and 2008 was $16,863 and $18,435, respectively. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized.

NOTE 3 - CAPITAL STOCK

Common Stock:

The Company has one class of common stock. Each share of common stock is entitled to one vote in matters submitted to the Company's shareholders. The common shares are not entitled to any dividends or liquidation rights except as may be determined by the board of directors.

During March 2009, the Company issued 400,000 shares of its common stock for services valued at $0.02 per share.

On September 15, 2009, the Company's board of directors canceled 720,000 shares issued from the 2008 Stock Option Plan of the Corporation to various employees and consultants for services at a price of $0.05 per share. The shares were issued on October 23, 2008.

During 2008, the Company issued 4,411,250  shares of its common stock for services valued from $0.02 to $0.21 per share for total consideration of $479,451. The Company also issued 1,075,000 shares for cash from $0.15 to $0.20 per share for total consideration of $214,080.

Preferred Stock:

The Company has 2,000,000 outstanding shares of convertible Class "A" preferred stock with the following features:  Each preferred share is convertible into five common shares, Each holder of Class "A" preferred shares is entitled to five (5) votes (which can be voted prior to conversion) for every preferred share held to vote on any matters brought before the shareholders of the Company.

The Company has 2,000,000 outstanding shares of convertible Class "B" preferred stock with the following features: Each preferred share is convertible into ten common shares, Each holder of Class "B" preferred shares is entitled to ten (10) votes (which can be voted prior to conversion) for every preferred share held to vote on any matters brought before the shareholders of the Company. In case of liquidation of the Company each preferred share has a priority to assets in the amount of $1.00 per share.

NOTE 4 - OUTSTANDING COMMON STOCK OPTIONS AND STOCK PURCHASE WARRANTS

The Company uses the instruments identified as stock options and common stock warrants   somewhat interchangeably. Both forms of equity instruments have been granted as compensation to the Company's officers and directors.

The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. The following weighted average assumptions used for grants in the year ended December 31, 2008: dividend yield of zero percent; expected volatility of 76.05%; risk-free interest rates of 4.25% and expected lives of 1.0. There were no grants during the year ended December 31, 2009.

The general terms of awards such as vesting requirements (usually 1 to 2 years), term of options granted (usually 10 years), and number of shares authorized for grants of options or other equity instruments are determined by the Board of Directors. A summary of the status of the Company's stock options and warrants as of December 31, 2009 and changes during the years ended December 31, 2009 and 2008 is presented below:

NOTE 4 - OUTSTANDING COMMON STOCK OPTIONS AND STOCK PURCHASE WARRANTS (CONTINUED)

                                                                                                Weighted   Weighted

                                                                                                                Options     Average             Average

                                                                                                   and         Exercise        Grant Date

                                                                                           Warrants         Price            Fair Value

                                                                                           --------------    --------             ----------

              Outstanding, December 31, 2007                            51,570,347    $   0.38             $    0.38

              Exercisable, December 31, 2007                               35,925,350   $   0.40              $    0.40

               Granted                                                                        9,245,000         0.21                   0.21

               Expired                                                                       (5,046,497)        0.47                   0.47

               Exercised                                                                      (558,650)         0.25                  0.25

                                                                                                 --------------  ----------           ------------

              Outstanding, December 31, 2008                             55,210,200    $   0.32            $    0.32

                                                                                               =========  ======            ======

              Exercisable, December 31, 2008                               40,730,200   $   0.33             $    0.33

                                                                                               =========  ======              ======

                                                                                                  Weighted        Weighted

                                                                                                                Options     Average      Average

                                                                                                  and         Exercise     Grant Date

                                                                                           Warrants       Price       Fair Value

                                                                                                 -------------- --------------  -------------

              Outstanding, December 31, 2008                                   55,210,200    $      0.32          $    0.32

               Granted                                                                              -     -                        -

               Expired                                                                              (8,105,200)           0.43                0.43

               Exercised                                                                            -   -                        -

                                                                                                          --------------  -------------  ---------------

              Outstanding, December 31, 2009                                   47,105,000  $       0.30   $           0.30

                                                                                                   ==========   ======     ========

              Exercisable, December 31, 2009                                     32,625,000  $       0.30  $            0.30

                                                                                                  ===========  ======    =========

                                                                                                  Outstanding            Exercisable

                                                                                                    ------------------------- --------------------

                                                                                         Weighted

                                                                                        Average    Weighted             Weighted

                                                                                                       Number    Remaining       Average   Number         Average

                                                                                 Range of     Outstanding Contractual  Exercise Exercisable Exercise

                                                                    Exercise Prices at 12/31/09    Life       Price   at 12/31/09                      Price

                                                                   ----------------------  ----------- ----------- ---------- --------------- ----------------------

                                                                               $       0.35    4,000,000       4.87  $   0.35   4,000,000      $             0.35

                                                                                         0.22    6,000,000     15.54       0.22   2,000,000                     0.22

                                                                                         0.35         20,000       1.89       0.35        20,000                     0.35

                                                                                         0.45  15,000,000       3.01       0.45 15,000,000                     0.45

                                                                                         0.25    4,500,000       5.54      0.25    4,500,000                     0.25

                                                                                         0.32    4,500,000       6.08      0.32    3,375,000                     0.32

                                                                                         0.21    6,000,000       1.44      0.21    3,000,000                     0.21

                                                                                $       0.15    7,085,000       2.66      0.15       730,000               $    0.15

                                                                                                    ---------------                           ---------------

                                                                                                   47,105,000                               32,625,000

                                                                                                  =========                          =========

NOTE 5 - RELATED PARTY TRANSACTIONS

Compensation

------------

During the year ended December 31, 2009, two companies owned for the benefit of the two officers of the Company received compensation of $240,000 separately, which was recorded as related party compensation. No bonus was awarded for 2009.

During the year ended December 31, 2008, two companies owned for the benefit of the two officers of the Company received compensation of $240,000 separately, which was recorded as related party compensation. No bonus was awarded for 2008.

Related Company

---------------

The principal accounting officer of the Company is an officer in a Canadian company, which pays the Canadian bills for the Company. All of the Company's liabilities denominated in Canadian dollars have been converted to US dollars at the monthly exchange rate and are included in related party payables. The Canadian company was owed $282,148 and $10,435 as of December 31, 2009 and 2008, respectively.

A related party, 536653 B.C. Ltd., has made cash advances to the Company. During 2009, 536653 B.C. Ltd. contributed accrued loan interest of $676,844 to the Company and reduced the interest rate charged on the cash advances from 20% to 3% per annum as of July 1, 2009.

Related party payables consisted of the following:

                                                                                                                                  December 31,

                                                                                                                             2009              2008

  Officer bonuses                                                          $     78,000    $        78,000

                                  Officer accrued wages                                                    581,119            578,330

                                  Cash advances                                                             1,897,448         2,089,932

                                  Officer death benefit liability                                      3,200,000                      -

                                                                                                                  -----------------    ----------------

                                                                                                                     $  5,756,567    $  2,746,262

                                                                                                                   =========    =========

Komodo, Inc.

------------

The Company is holding marketable securities in Komodo, Inc., a related company, valued at $1,256 and $2,093, respectively as of December 31,2009 and 2008. In 2007 and 2006, the Company was paid shares of Komodo, Inc. for its advertising services.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Office Lease

------------

The Company leases office space as a part of a sublease on a month-to-month basis. Rent expense for the years ended December 31, 2009 and 2008 was $178,876 and $111,598, respectively, which includes common area maintenance charges. The sublease is from a related party who has a commitment through December 2011.

Litigation

----------

The Company is a defendant in a litigation case pending in the Supreme Court of British Columbia, Canada.  This action was filed on December 23, 2003 and is between Zacks Investment Services Inc. as Plaintiff and the Company as Defendant. The case number is  S036907.  The Plaintiff  alleges it is owed the sum of $279,664 pursuant to a licensing Agreement executed by the Plaintiff and the Defendant in 1999. The Company is vehemently defending itself against this claim. At the request of the Plaintiff,  we have submitted a settlement  proposal,  for the Plaintiff to accept the $14,758.58  currently held by the Court as payment in full,  which is currently outstanding.

NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Litigation (Continued)

----------

During the year ending December 31, 2002, a company filed an action  against the Company in the Supreme Court of British Columbia,  Canada claiming  unspecified damages. The Company  filed a  Statement  of  Defense in  August,  2002.  There has been no further developments in this action. The Company plans to vigorously defend itself.

Arena Media Networks LLC v. AlphaTrade.com

Supreme Court of the State of New York, County of New York, Index No. 603406/06 Plaintiff Arena Media Networks LLC (“Arena”) commenced this action on or about October 15, 2007 by the filing of a Summons and Complaint.  In the Complaint, Arena asserts causes of action for breach of contract, account stated and unjust enrichment against the Company arising from the Company’s alleged failure to pay sums purportedly due Arena pursuant to an agreement in which Arena agreed to place advertising for the Company.

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

The Company denies the allegations of the Complaint and intends to vigorously defend against this action.

Sterling Mets, L.P. and Brooklyn Baseball Company, LLC v. AlphaTrade.com,

Supreme Court of the State of New York, County of Queens Case No. 27541/2008 Plaintiff Sterling Mets, L.P. and Brooklyn Baseball Company, LLC ("Mets") commenced this action against the Company on or about November 12, 2008 in the Supreme Court of the State of New York, County of Queens. In its Complaint, Mets alleges a cause of action arising from the alleged breach of a Sponsorship Agreement, and seeks damages of $650,000.  On or about August 28, 2009, the plaintiff moved for summary judgment.  The Company opposed this motion and the motion was fully submitted and argued on December 11, 2009.  The plaintiff’s motion for summary judgment was denied by the court.

The Company denies the allegations of the Complaint and intends to vigorously defend against this action.

Equistock Incorporated and Nicholas Thomas v. AlphaTrade.com

U.S. District Court for the Southern District of Texas, Houston Division Civil Action No. 4:09-CV-01645 Plaintiffs Equistock and Thomas ("Plaintiffs") initiated this action in April 2009 with the filing of their Original Petition in the state district courts of Harris County, Texas. The lawsuit arises from a marketing agreement between Equistock and the Company whereby the Company provided advertising and marketing services to Equistock on behalf of Equistock's client, Dalrada Financial, Inc. The Plaintiffs have asserted claims for breach of contract, quantum meruit, breach of the duty of good faith and fair dealing, and damage to business goodwill and are seeking $1.19 million in damages.

The Company has answered the Original Petition by denying these claims and removed the case to U.S. District Court for the Southern District of Texas, Houston Division. Additionally, the Company has asserted counterclaims against Plaintiffs for fraud, negligent misrepresentation, deceptive trade practices, fraudulent inducement, and breach of contract and is seeking approximately $257,000 in damages.

This action is currently in the discovery stage. the Company intends to vigorously defend the claims made against it and pursue its counterclaims.

NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Litigation (Continued)

----------

Professional Bull Riders, Inc. v. AlphaTrade.com,

United Stated District Court, District of Colorado, Case No. 08-cv-01017 (MSK) On May 21, 2009, the Company entered into a Release and Settlement Agreement with PBR (the “PBR Settlement Agreement”), pursuant to which the Company and PBR agreed to settle all disputes and claims arising from and relating to the Company’s sponsorship agreement with the PBR.  Pursuant to the PBR Settlement Agreement, the Company agreed to transfer an aggregate of 300,000 shares of common stock of two unrelated entities held for investment purposes by the Company.  In addition, the Company agreed to make payments to PBR, for each of its 2009, 2010 and 2011 fiscal years, equal to the lesser of $100,000 or 30% of the Company’s net profit for each fiscal year. As of the end of December 31, 2009, there is no liability for any profit payment to PBR because the Company has a $4.9 million loss in 2009.

From  time  to  time  we may be a  defendant  and  plaintiff  in  various  legal proceedings arising in the normal course of our business. We are currently not a party to any material pending legal proceedings or government actions, including any bankruptcy,  receivership,  or similar proceedings . In addition, management is not aware of any known  litigation or liabilities  involving the operators of our properties that could affect our operations. Should any liabilities incurred in the future,  they will be accrued based on management's  best estimate of the potential loss.  As such,  there  is no  adverse  effect  on our  consolidated financial   position,   results  of  operations  or  cash  flow  at  this  time. Furthermore, our management does not believe that there are any proceedings to which any of our directors,  officers, or affiliates, any owner of record of the beneficially or more than five percent of our common stock, or any associate of any such director,  officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us. The Company is subject to potential liability under contractual and other matters and various claims and legal actions, which may be asserted. These matters arise in the ordinary course and conduct of business. While the outcome of the potential claims and legal actions cannot be forecast with certainty, the Company believes that such matters should not result in any liability which would have a material adverse effect on its business.

Settlement Agreement

On May 21, 2009, the Company entered into a Release and Settlement Agreement with PBR (the "PBR Settlement Agreement"), pursuant to which the Company and PBR agreed to settle all disputes and claims arising from and relating to the Company's sponsorship agreement with the PBR. Pursuant to the PBR Settlement Agreement, the Company agreed to make payments to PBR, for each of its 2009, 2010 and 2011 fiscal years, equal to the lesser of $100,000 or 30% of the Company's net profit for each fiscal year. There is no payment to PRB based on 2009 net loss.

NOTE 7 - INCOME TAXES

The Financial Accounting Standards Board ASC 740 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of ASC 740, the Company performed a review of its material tax positions. The Company has determined that it has no unrecognized tax benefit, which would affect the effective tax rate.

At December 31, 2009, the Company had net operating loss carryforwards of approximately $10,782,244 that may be offset against future taxable income from the year 2009 through 2029. No tax benefit has been reported in the December 31, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years. Net deferred tax assets consist of the following components as of December 31, 2009 and 2008:

NOTE 7 - INCOME TAXES (CONTINUED)

                                                                                                 2009          2008

                                                                                                                     ---------------    ---------------

         Deferred tax assets:

            NOL carryover                                                                            $    4,590,336   $    4,505,428

            Contribution carryover                                                                          4,678                4,678

            Capital loss                                                                                          715,641              79,759

            Depreciation                                                                                                    -                2,284

            Accrued expenses                                                                          1,282,320               34,320

           Deferred tax liabilities:                                                                                    -                      -

           Valuation allowance                                                                     (6,592,975)        (4,626,469)

                                                                                                                  ---------------    -----------------

          Net deferred tax asset                                                                  $                 -      $                  -

                                                                                                                  =========    ==========

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2009 and 2008 due to the following:

                                                                                                                                   2009            2008

                                                                                                                                ----------------------------

              Book Income (Loss)                                                                      $ (1,775,030) $        15,737

              Stock for services/options                                                                         3,120        300,344

                                  Impairment of investments                                                543,229         301,323

                                  Depreciation                                                                           (2,284)                   -

                                  Accrued related party payable                                      1,248,000                    -

              Valuation allowance                                                                                (17,035)      (617,404)

                                                                                                                          ---------------    ----------------

                                                                                                                         $                -      $             -

                                                                                                                          =========    =========

The reconciliation of US Federal statutory income tax rate to the effective income tax rate is as follows:

                                                                                                                                  2009            2008

                                                                                                                                ----------------------------

United States                                                                                                            39%              39%

Loss Carryovers                                                                                                     (39%)             39%

                                                                                                                            -----------------------------

Effective income tax rate                                                                                             -

                                                                                                                            =======  ========

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest arising from the underpayment of income taxes in the statements of operations in interest expense and penalties in operating expenses.  As of December 31, 2009 and 2008, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are for the years ended December 31, 2009, 2008 and 2007.

NOTE 8 - BASIC (LOSS) PER SHARE

Basic (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period.  Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common stock equivalents include convertible preferred stock and stock purchase options and warrants at exercise prices equal to or below the market price of the common stock.  Incremental shares have been considered in the computation of diluted earnings per share. 32,625,000 and 40,730,200 of common stock purchase options and warrants of were considered and excluded in the computation of diluted shares outstanding at December 31, 2009 and 2008, respectively.

                                                                                                                                December 31,

                                                                                                                         2009          2008

                                                                                                              ----------------    ---------------

Income (Loss) (numerator)                                                             $    (4,551,358)    $      41,413

                                                                                                                ---------------      --------------

Basic Shares (denominator)                                                                 54,197,009      51,175,987

                                                                                                                 ---------------     --------------

Diluted Shares

Convertible preferred stock                                                                                   -      30,000,000

Options and warrants                                                                              -                      -

                                                                                                                 ---------------  ----------------

  Total Diluted Shares                                                                            54,197,009     81,175,987

                                                                                                                 ---------------  ----------------

Basic per share amount                                                                         $        (0.08)  $          0.00

                                                                                                                  ---------------  --------------

Fully diluted per share amount                                                           $        (0.08)  $          0.00

                                                                                                               =========  =========

NOTE 9 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has recorded negative cash flow from operations and has a deficit in its working capital as well as in its stockholders' equity, which together raises substantial doubt about its ability to continue as a going concern.

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

NOTE 10- GAIN (LOSS) ON SETTLEMENT OF DEBT

During the year ended December 31, 2009 the Company negotiated a settlement of the litigation regarding certain liabilities pertaining to its advertising operations for an amount greater than the amount of the originally-recorded liability. The result was recorded as a loss on settlement of debt in the amount of $240,000.

During the year ended December 31, 2008 the Company incurred liabilities with an unrelated third-party pertaining to its advertising operations.  Through various legal negotiations, these liabilities were settled and satisfied for an amount less than the amount of the originally-recorded liability.  The result was recorded as a gain on settlement of debt in the amount of $307,974.

NOTE 11 - SUBSEQUENT EVENTS

Management has evaluated subsequent events and determined that there are no subsequent events to report.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

EX-31.1	Certifications required under Section 302 of the Sarbanes-Oxley Act

EX-31.2	Certifications required under Section 302 of the Sarbanes-Oxley Act

EX-32.1	Certifications required under Section 906 of the Sarbanes-Oxley Act

EX-32.2	Certifications required under Section 906 of the Sarbanes-Oxley Act