Form 10-Q
period 2010-03-31
ALPHATRADE COM
filed 2010-05-17
CIK 1076462

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

                  For Quarterly period Ended: March 31, 2010; or

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

        State the number of shares outstanding of the issuer's common equity:
$0.001 par value, as of April 30, 2010, is 53,756,023.

         Transitional Small Business Disclosure Format.          Yes       No X
                                                                    ---      ---

                               Report on Form 10-Q
                      For the Quarter Ended March 31, 2010

                                      INDEX

                                                                          Page
                                                                          ----
Part I.  Financial Information

         Item 1.      Financial Statements.................................. 3

                      Balance Sheets.......................................3-4
                      Statements of Operations ............................5-6
                      Statement of Stockholders' Equity (Deficit)........... 7
                      Statements of Cash Flows.............................. 8
                      Notes to the Financial Statements ..................9-12


         Item 2.      Management's Discussion and Analysis
                        or Plan of Operation ............................13-14

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

         Item 5.      Other Information ................................... 15

         Item 6.      Exhibits and Reports on Form 8-K .................... 16

                      Signatures........................................... 17

                      Certifications.....................................18-23

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                                 ALPHATRADE.COM
                                 Balance Sheets


                                     ASSETS
                                     ------
                                                      March 31,   December 31,
                                                        2010          2009
                                                    ------------- -------------
                                                     (Unaudited)    (Audited)
CURRENT ASSETS

 Cash                                               $      4,815  $     63,897
  Accounts receivable, net                                     -             -
  Marketable securities-available for sale               396,077       552,714
  Marketable securities-available for sale
  related party                                            1,360         1,256
  Prepaid expenses                                        20,669         1,885
                                                    ------------  ------------
       Total Current Assets                              422,921       619,752
                                                    ------------  ------------
PROPERTY AND EQUIPMENT, net                               30,038        28,913
                                                    ------------  ------------
       TOTAL ASSETS                                 $    452,959  $    648,665
                                                    ============  ============
























   The accompanying notes are an integral part of these financial statements.

                                 ALPHATARADE.COM
                                 Balance Sheets


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ---------------------------------------
                                                      March 31,   December 31,
                                                        2010          2009
                                                    ------------- -------------
                                                     (Unaudited)    (Audited)
CURRENT LIABILITIES

 Accounts payable and accrued expenses              $  1,126,498  $  1,162,451
 Bank overdraft                                           40,699             -
 Related party payables                                5,727,865     5,756,567
 Deferred revenues                                       362,799       524,383
                                                    ------------  ------------
       Total Current Liabilities                       7,257,861     7,443,401
                                                    ------------  ------------
TOTAL LIABILITIES                                      7,257,861     7,443,401
                                                    ------------  ------------
STOCKHOLDERS' (DEFICIT)

 Preferred shares: $0.001 par value, 10,000,000
  shares authorized: 2,000,000 Class A and
  2,000,000 Class B shares issues and outstanding          4,000         4,000
 Common shares: $0.001 par value, 300,000,000
  shares authorized: 53,756,023 and 53,756,023
  shares issued and outstanding, respectively             53,756        53,756
 Stock subscription payable                               45,080        45,080
 Additional paid-in capital                           34,606,348    34,606,348
 Accumulated other comprehensive income                 (231,956)     (159,098)
 Accumulated deficit                                 (41,282,130)  (41,344,822)
                                                    ------------  ------------
       Total Stockholders' (Deficit)                  (6,804,902)   (6,794,736)
                                                    ------------  ------------
       TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                             $    452,959  $    648,665
                                                    ============  ============
















   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
         Statements of Operations and Other Comprehensive Income (Loss)
                                   (Unaudited)
                                                   For the Three Months Ended
                                                             March 31,
                                                  -----------------------------
                                                        2010          2009
                                                  --------------- -------------
REVENUES

 Subscription revenue                             $      540,898  $    652,858
 Advertising revenue                                     263,001     1,045,846
 Other revenue                                            88,496        52,442
                                                  --------------  ------------
     Total Revenues                                      892,395     1,751,146
                                                  --------------  ------------
COST OF SALES
 Financial content                                       450,535       401,863
 Other cost of sales                                           -           202
                                                  --------------  ------------
     Total Cost of Sales                                 450,535       402,065
                                                  --------------  ------------
GROSS PROFIT                                             441,860     1,349,081
                                                  --------------  ------------
OPERATING EXPENSES
 Management expense                                            -       120,000
 Bad debt expense                                            104     1,030,477
 Professional fees                                        87,748        90,339
 Research and development                                 86,634        65,049
 Marketing expense                                        48,233        50,958
 General and administrative                              118,661       127,937
                                                  --------------  ------------
     Total Operating Expenses                            341,380     1,484,760
                                                  --------------  ------------
INCOME (LOSS) FROM OPERATIONS                            100,480      (135,679)
                                                  --------------  ------------
OTHER INCOME (EXPENSE)

 Realized gains (losses) on sale of
      marketable securities                              (25,674)      (70,525)

 Interest expense                                        (12,114)     (103,975)
                                                  --------------  ------------
     Total Other Income (Expense)                        (37,788)     (174,500)
                                                  --------------  ------------
NET INCOME (LOSS) BEFORE INCOME TAXES                     62,692      (310,179)

INCOME TAX EXPENSE                                             -             -
                                                  --------------  ------------
NET INCOME (LOSS)                                 $       62,692  $   (310,179)
                                                  ==============  ============




   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
         Statements of Operations and Other Comprehensive Income (Loss)
                                   (Unaudited)

                                                   For the Three Months Ended
                                                             March 31,
                                                  -----------------------------
                                                        2010          2009
                                                  --------------- -------------
NET INCOME (LOSS)                                 $       62,692  $    (310,179)
                                                  ==============  =============
OTHER COMPREHENSIVE INCOME (LOSS)                 $      (72,858) $  (1,197,972)
                                                  --------------  -------------
TOTAL COMPREHENSIVE INCOME (LOSS)                 $      (10,166) $  (1,508,151)
                                                  ==============  =============
BASIC EARNINGS (LOSS) PER SHARE                   $         0.00  $       (0.01)
                                                  ==============  =============
BASIC WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                               53,756,023     54,200,467
                                                  ==============  =============



































   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                      Statements of Stockholders' (Deficit)
                                   (Unaudited)

           Preferred Stock     Common Stock     Additional   Stock       Other                           Total
           ---------------- -------------------  Paid-In    Subscription Comprehensive Accumulated    Stockholder's
            Shares   Amount   Shares   Amount    Capital    Receivable   Income          Deficit     Equity (Deficit)
           --------- ------ ---------- -------- ----------- ----------   ------------- ------------- ----------------
Balance,
December
31, 2008   4,000,000  4,000 54,076,023  54,076   33,921,184    45,080         (40,543)  (36,793,464)      (2,809,667)

Common
stock
issued
for services
at $0.02 per
share              -      -    400,000     400        7,600         -               -             -            8,000


Common stock
canceled           -      -   (720,000)   (720)         720         -               -             -                -


Contributed
interest           -      -          -       -      676,844         -               -             -          676,844

Net loss for
the nine months
ended December
31, 2009           -      -          -       -            -         -        (118,555)   (4,551,358)      (4,669,913)
           --------- ------ ---------- -------  ----------- ---------    ------------  ------------  ---------------
Balance,
December
31, 2009   4,000,000  4,000 53,756,023  53,756   34,606,348    45,080        (159,098)  (41,344,822)      (6,794,736)

Net income
for the
three months
ended March
31, 2010           -                 -       -            -         -         (72,858)       62,692          (10,166)
           --------- ------ ---------- -------  ----------- ---------    ------------  ------------  ---------------
Balance,
March 31,
2010       4,000,000 $4,000 53,756,023 $53,756  $34,606,348 $  45,080    $   (231,956) $(41,282,130) $    (6,804,902)
           ========= ====== ========== =======  =========== =========    ============  ============  ===============
























   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                            Statements of Cash Flows
                                   (Unaudited)
                                                    For the Three Months Ended
                                                            March 31,
                                                   ----------------------------
                                                        2010         2009
                                                   ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                 $     62,692  $   (310,179)
 Adjustments to reconcile net income (loss) to
       net cash used by operating activities:
  Depreciation expense                             #      3,665  #      4,792
  Loss on sale of investments                            25,675       153,422
  Increase of investments from non-cash receipt
       of advertising revenues                           (3,000)     (620,657)
  Common stock issued for services                            -         8,000
 Changes in operating assets and liabilities:
  Changes in accounts receivable                   #          -  #    308,551
  Changes in prepaid expenses                           (18,784)        1,000
  Changes in deferred revenues                         (161,584)      274,920
  Changes in related party payables                     (28,702)      130,061
  Changes in accounts payable and accrued expenses      (35,953)      (23,470)
                                                   ------------  ------------
    Net Cash Used in Operating Activities              (155,991)      (73,560)
                                                   ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Sale of securities                                      61,000       (11,494)

 Purchase of fixed assets                                (4,790)            -
                                                   ------------  ------------
    Net Cash Provided by Investing Activities            56,210       (11,494)
                                                   ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from bank overdraft                            40,699  #     31,488
                                                   ------------  ------------
      Net Cash Provided by Financing Activities          40,699        31,488
                                                   ------------  ------------
    NET DECREASE IN CASH                                (59,082)      (53,566)

    CASH AT BEGINNING OF PERIOD                          63,897        55,650
                                                   ------------  ------------
    CASH AT END OF PERIOD                          $      4,815  $      2,084
                                                   ============  ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 CASH PAID FOR:
   Interest                                        $          -  $     72,491
   Income Taxes                                    $          -  $          -

 NON CASH INVESTING AND FINANCING ACTIVITIES:
    Common stock issued for services               $          -  $      8,000
    Value of stock options and warrants vested     $          -  $          -


   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                   Notes to Consolidated Financial Statements
                      March 31, 2010 and December 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2010 and March 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements. The results of operations for the periods ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - RELATED PARTY PAYABLES
Related party payables consisted of the following:
                                                March 31,         December 31,
                                                   2010               2009
      Officer bonuses                          $    78,000    $        78,000
      Officer accrued wages                        578,925            581,119
      Cash advances                              1,870,940          1,897,448
      Officer death benefit liability            3,200,000          3,200,000
                                               -----------    ---------------
                                               $ 5,727,865    $     5,756,567
                                               ===========    ===============

                                 ALPHATRADE.COM
                   Notes to Consolidated Financial Statements
                      March 31, 2010 and December 31, 2009

NOTE 4 - OUTSTANDING COMMON STOCK OPTIONS AND STOCK PURCHASE WARRANTS

In according with Accounting Standards Codification ("ASC") Topic 718 (FAS123R), the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. There were no grants during the quarter ended March 31, 2010.

The general terms of awards such as vesting requirements (usually 1 to 2 years), term of options granted (usually 10 years), and number of shares authorized for grants of options or other equity instruments are determined by the Board of Directors. A summary of the status of the Company's stock options and warrants as of March 31, 2010 and changes during the periods ended December 31, 2009 and March 31, 2010 is presented below:


                                                     Weighted   Weighted
                                          Options     Average    Average
                                          and         Exercise Grant Date
                                          Warrants     Price    Fair Value
                                       ------------  ---------  ----------

       Outstanding, December 31, 2009    47,105,000  $    0.30  $     0.30
       Exercisable, December 31, 2009    32,625,000  $    0.30  $     0.30
                                       ------------  ---------  ----------

        Granted                                   -          -           -
        Expired                                   -          -           -
        Exercised                                 -          -           -

                                       ------------  ---------  ----------
       Outstanding, March 31, 2010       47,105,000  $    0.30  $     0.30
                                       ============  =========  ==========
       Exercisable, March 31, 2010       32,625,000  $    0.30  $     0.30
                                       ============  =========  ==========

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

                                 ALPHATRADE.COM
                   Notes to Consolidated Financial Statements
                      March 31, 2010 and December 31, 2009

NOTE 5 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements
--------------------------------

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

NOTE 6 - MARKETABLE SECURITIES

The Company has investments in marketable equity securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The classification of those securities and the related accounting polices are as follows:

Available-for-sale securities consist of marketable equity securities not classified as trading or held-to-maturity. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, which continuous less than 12 months, are reported in Accumulated Other Comprehensive Income of stockholders' equity. The Company determines the cost of securities sold by specific identification method.

The following is a summary of the Company's investment in available-for-sale securities as of March 31, 2010:

                                 ALPHATRADE.COM
                   Notes to Consolidated Financial Statements
                      March 31, 2010 and December 31, 2009

NOTE 6 - MARKETABLE SECURITIES (CONTINUED)

                       Amortized    Gross        Gross           Fair
                       Cost         Unrealized   Unrealized      Market
                       Basis        Gains        Loss            Value
                       ---------    ----------   -----------     --------
Available-for-sale
Securities            $ 629,393    $   83,061    $  (315,017)    $397,437

Included in marketable securities are shares of common stock with a fair value of $226,330, which is subject to the Rule 144 hold restriction.

For the 3 months ended March 31, 2010, there were ($25,674) in realized losses resulting from sales of marketable securities.

NOTE 7 - SUBSEQUENT EVENTS

Management has evaluated subsequent events and determined that there are no subsequent events to report.

NOTE 8 - CASH AND CASH EQUIVALANT

During the three months ended March 31, 2010 and 2009, the Company wrote checks in excess of cash for $40,699 and $31,488 respectively.

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

Results of Operations.

THREE MONTHS ENDED MARCH 31, 2010 AND 2009
-----------------------------------------

During the three months ended March 31, 2010, total revenues were $892,395, which was a decline of 49% from $1,751,146 for the same period in 2009. The decrease was mainly due to a decline in advertising revenue.

Advertising revenues for the three months ended March 31, 2010 were $263,001 compared to $1,045,846 in 2009.

Other revenues were $88,496 during the quarter ended March 31, 2010 compared to $52,442 for the same period in 2009, which is a 69% increase. This increase was the result of growth in our web site development program and sales of our E-Trax tools.

In addition, we had $362,799 in deferred revenue to be realized in subsequent quarters. This deferred revenue is derived from both our E-Gate subscriptions and our extended advertising contracts and will be realized in the subsequent quarters based on the terms of the contracts and the service being provided.

We continue to focus on increasing the traffic to our stable of websites to ensure our advertising clients have a highly desirable demographic target audience. We are experiencing success with building new subscribers to our business networking site, www.zenobank.com. This site provides a comprehensive forum for companies, businesses associated with the financial markets and investors to network using all of the modern, web-based tools available such as blogs, forums, and chat rooms. Every public company, once they sign up, will have complete and accurate financial data on their profile pages on ZenoBank - this will ensure they are compliant with all regulatory policies with respect to investor relations.

Our cost of sales for our financial products is directly related to the price of our financial feeds and content. Some of these costs are fixed monthly fees and others are based on the number of users or subscribers.

We believe the market conditions at present will encourage people to save money in every way possible. The cost effective products AlphaTrade offers in both the E-Gate and advertising should help us grow the client base for all of our products. For the first quarter of 2010 our cost of sales was 51% of revenues compared to 23% of revenues in the same period in 2009. The increase in the percentage was mainly due to fee increases from some exchanges.

Our operating expenses decreased to $341,380 in 2010 from $1,484,760 in 2009 primarily due to a write-down of non-cash trade receivables in 2009 and a reduction in management expenses in 2010. We are generating referrals and long term established relationships with marketing and public relations firms. During 2010 we paid $48,233 to consultants for marketing fees compared to $50,958 in 2009.

The total other expenses were $37,788 in 2010 compared with $174,500 in 2009. The decrease was the result of $44,851 less in realized losses on sales of marketable securities and $91,861 of lower interest expenses in 2010. As well the interest rate on one of the Company's debts was reduced in the second half of 2009.

We realized a net income of $62,692 for the three months ended March 31, 2010 compared to a loss of ($310,179) for the three months ended March 31, 2009. Historically, many of our expenses are paid in shares of our common stock. The expenses are recorded at the fair value of the shares issued. Excluding these non-cash expenses the income (loss) for the three months ended March 31, 2010 and 2009 would have been $62,192 and ($302,179), respectively.

Liquidity and Capital Resources.

We have consistently been financed through loans from related parties and from raising capital through private equity offerings. We used $155,991 and $73,560 of cash in our operating activities in the three months ended March 31, 2010 and 2009, respectively. Net cash from investing activities of $56,210 was received from the sale of marketable securities during the three months ended March 31, 2010 compared to cash used of ($11,494) for the same period in 2009.

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

None.

Item 2. Changes in Securities.

None.

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



                                                   ALPHATRADE.COM


Date:    May 14, 2010                                / s / Gordon J. Muir
                                                   ----------------------------
                                                     Chief Executive Officer



Date:    May 14, 2010                                / s / Katharine Johnston
                                                   ----------------------------
                                                   Principal Accounting Officer




Date:    May 14, 2010                                / s / Lisa McVeigh
                                                   ----------------------------
                                                   Director