Form 10-K/A
period 2010-03-31
ALPHATRADE COM
filed 2010-06-22
CIK 1076462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

[×]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009 or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

This Amendment No. 1 on Form 10-K/A hereby amends the registrant's annual report on Form 10-K, which the registrant filed with the Securities and Exchange Commission on May 13, 2010. This amendment is being filed in order to amend the date of the auditor's report. At the time of the original filing our auditor was not registered with the Canadian Public Accountability Board ("CPAB") as required to comply with the rules and policies of the Securities Commission in the Province of British Columbia, Canada. Our auditor is now registered with CPAB. There are no other changes to our Form 10-K/A.
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

Our independent  auditors have expressed a going concern  qualification in their report dated June 22, 2010.

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

                                                     ALPHATRADE.COM

Dated:  June 22, 2010                              By: /s/ Gordon J. Muir

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

Signature               Title                                     Date

----------------------  ----------------------------------------  --------------

/s/ Gordon J. Muir      Chief Executive Officer, President,       June 22, 2010

------------------      Chairman, Director

Gordon J. Muir

/s/ Katharine Johnston  Vice President – Business Operations,     June 22, 2010

----------------------  Principal Financial Officer and Director

Katharine Johnston

/s/ Lisa McVeigh        Director                                  June 22, 2010

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

June 22, 2010

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