Form 10-Q
period 2010-06-30
ALPHATRADE COM
filed 2010-08-10
CIK 1076462

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

           X      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
         -----    EXCHANGE ACT OF 1934

                  For Quarterly period Ended: June 30, 2010; or

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

        State the number of shares outstanding of the issuer's common equity:
$0.001 par value, as of July 31, 2010, is 4,053,756,023.

         Transitional Small Business Disclosure Format.           Yes      No X
                                                                     ---     ---

                               Report on Form 10-Q
                       For the Quarter Ended June 30, 2010

                                      INDEX

                                                                          Page
                                                                          ----
Part I.  Financial Information

         Item 1.      Financial Statements.................................. 3

                      Balance Sheets.......................................3-4
                      Statements of Operations ............................5-6
                      Statement of Stockholders' Equity (Deficit)........... 7
                      Statements of Cash Flows.............................. 8
                      Notes to the Financial Statements ..................9-13


         Item 2.      Management's Discussion and Analysis
                        or Plan of Operation ............................14-15

         Item 3.      Controls and Procedures ...........................15-16



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

         Item 5.      Other Information ................................... 17

         Item 6.      Exhibits and Reports on Form 8-K .................... 17

                      Signatures........................................... 18

                      Certifications.....................................19-24

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements




                         ALPHATRADE.COM
                         Balance Sheets


   ASSETS

                                                           June 30, December 31,
                                                             2010       2009
                                                         -----------  ----------
                                                         (Unaudited)   (Audited)
CURRENT ASSETS

   Cash                                                  $   61,692   $   63,897
   Accounts receivable, net                                    --           --
   Marketable securities-available for sale                 309,178      552,714
   Marketable securities-available for sale related party     1,360        1,256
   Prepaid expenses                                          10,063        1,885
                                                         ----------   ----------

             Total Current Assets                           382,293      619,752
                                                         ----------   ----------

PROPERTY AND EQUIPMENT, net                                 175,982
                                                                          28,913
                                                         ----------   ----------

             TOTAL ASSETS                                $  558,275   $  648,665
                                                         ==========   ==========


















   The accompanying notes are an integral part of these financial statements.

                              ALPHATARADE.COM
                              Balance Sheets

                  LIABILITIES AND STOCKHOLDERS' (DEFICIT)

                                                      June 30,     December 31,
                                                        2010          2009
                                                   ------------    ------------
CURRENT LIABILITIES                                 (Unaudited)     (Audited)

      Accounts payable and accrued expenses        $  1,124,674    $  1,162,451
      Related party payables                          5,067,452       5,756,567
      Deferred revenues                                 296,881         524,383
      Capital lease obligation - Current portion         17,205
                                                   ------------    ------------

             Total Current Liabilities                6,506,212       7,443,401
                                                   ------------    ------------
LONG TERM LIABILITIES
      Capital lease obligation                          127,207
                                                   ------------    ------------
             Total Long Term Liabilities                127,207
                                                   ------------    ------------
TOTAL LIABILITIES                                     6,633,419       7,443,401
                                                   ------------    ------------
STOCKHOLDERS' (DEFICIT)

      Preferred shares: $0.001 par value,
        10,000,000 shares authorized:
         2,000,000 Class A and
         2,000,000 Class B shares issues
         and outstanding                                  4,000           4,000

      Common shares: $0.001 par value,
         300,000,000 shares authorized:
         53,756,023 and 53,756,023
         shares issued and outstanding,
         respectively                                    53,756          53,756
      Stock subscription payable                         45,080          45,080
      Additional paid-in capital                     35,263,273      34,606,348
      Accumulated other comprehensive income           (221,551)       (159,098)
      Accumulated deficit                           (41,219,702)    (41,344,822)
                                                   ------------    ------------

             Total Stockholders' (Deficit)           (6,075,144)     (6,794,736)
                                                   ------------    ------------

             TOTAL LIABILITIES AND
               STOCKHOLDERS' (DEFICIT)             $    558,275    $    648,665
                                                   ============    ============




   The accompanying notes are an integral part of these financial statements.

                           ALPHATRADE.COM
   Statements of Operations and Other Comprehensive Income (Loss)
                             (Unaudited)

                                             For the Three Months           For the Six Months
                                                Ended June 30,                Ended June 30,
                                         ---------------------------    --------------------------
                                               2010          2009           2010          2009
                                          -----------    -----------    -----------    -----------
REVENUES
     Subscription revenue                 $   585,325    $   609,328    $ 1,126,224    $ 1,262,186
     Advertising revenue                       89,544        473,453        352,545      1,519,299
     Other revenue                             94,345         67,151        182,841        119,593
                                          -----------    -----------    -----------    -----------

          Total Revenues                      769,214      1,149,932      1,661,610      2,901,078
                                          -----------    -----------    -----------    -----------

COST OF SALES
     Financial content                        289,223        397,070        739,759        798,933
     Other cost of sales                         --              906           --            1,108
                                          -----------    -----------    -----------    -----------

          Total Cost of Sales                 289,223        397,976        739,759        800,041
                                          -----------    -----------    -----------    -----------

GROSS PROFIT                                  479,991        751,956        921,851      2,101,037
                                          -----------    -----------    -----------    -----------

OPERATING EXPENSES
     Management expense                          --          120,000           --          240,000
     Bad debt expense                          (1,453)         1,000         (1,349)     1,031,477
     Professional fees                        120,994         85,541        208,742        175,880
     Research and development                  67,742         68,795        154,376        133,844
     Marketing expense                         72,351        113,251        120,584        164,209
     General and administrative               118,045        203,822        236,706        331,759
                                          -----------    -----------    -----------    -----------

          Total Operating Expenses            377,679        592,409        719,059      2,077,169
                                          -----------    -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS                 102,312        159,547        202,792         23,868
                                          -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)
     Realized gains (losses) on sale of
          marketable securities               (27,678)      (249,305)       (53,352)      (319,830)
     Gain (Loss) on forgiveness of debt          --         (240,000)          --         (240,000)
     Interest expense                         (12,206)      (105,912)       (24,320)      (209,887)
                                          -----------    -----------    -----------    -----------

          Total Other Income (Expense)        (39,884)      (595,217)       (77,672)      (769,717)
                                          -----------    -----------    -----------    -----------

NET INCOME (LOSS) BEFORE INCOME TAXES          62,428       (435,670)       125,120       (745,849)

INCOME TAX EXPENSE                               --             --             --             --
                                          -----------    -----------    -----------    -----------

NET INCOME (LOSS)                         $    62,428    $  (435,670)   $   125,120       (745,849)
                                          ===========    ===========    ===========    ===========

   The accompanying notes are a integral part of these financials statements.

                           ALPHATRADE.COM
   Statements of Operations and Other Comprehensive Income (Loss)
                             (Unaudited)


                                             For the Three Months           For the Six Months
                                                Ended June 30,                Ended June 30,
                                         ---------------------------    --------------------------
                                               2010          2009           2010          2009
                                          -----------    -----------    -----------    -----------
NET INCOME (LOSS)                         $    62,428    $  (435,670)  $    125,120   $   (745,849)
                                          ===========    ===========   ============   ============

OTHER COMPREHENSIVE INCOME (LOSS)         $    10,405    $   (66,779)  $    (62,453)  $ (1,264,751)
                                          -----------    -----------   ------------   ------------

TOTAL COMPREHENSIVE INCOME (LOSS)         $    72,833    $  (502,449)  $     62,667   $ (2,010,600)
                                          ===========    ===========   ============   ============

BASIC EARNINGS (LOSS) PER SHARE           $      0.00    $     (0.01)  $       0.00   $      (0.01)
                                          ===========    ===========   ============   ============

FULLY DILUTED EARNINGS (LOSS) PER SHARE   $      0.00    $     (0.01)  $       0.00   $      (0.01)
                                          ===========    ===========   ============   ============

BASIC WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                    53,756,023     54,476,023     53,756,023     54,337,561
                                          ===========    ===========   ============   ============

FULLY DILUTED WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                    83,756,023     54,476,023     83,756,023     54,337,561
                                          ===========    ===========   ============   ============



















   The accompanying notes are a integral part of these financials statements.

                 ALPHATRADE.COM
      Statements of Stockholders' (Deficit)
                   (Unaudited)

                                                                         Additional   Sto      Other
                                  Preferred Stock      Common Stock                    Sub-    Compre-                  Total
                                 ---------------- ---------------------    Paid-In  scription  hensive  Accumulated   Stockholders'
                                   Shares  Amount     Shares    Amount     Capital   Payable   Income      Deficit     (Deficit)
                                 --------- ------ -----------  --------  ----------- ------- ---------  ------------  -----------
Balance, December 31, 2008       4,000,000  4,000  54,076,023    54,076   33,921,184  45,080   (40,543)  (36,793,464)  (2,809,667)

Common stock issued for services
  at $0.02 per share                  --     --       400,000       400        7,600    --        --            --          8,000

Common stock canceled                 --     --      (720,000)     (720)         720    --        --            --           --

Contributed interest                  --     --          --        --        676,844    --        --            --        676,844

Net loss for the year
  ended December 31, 2009             --     --          --        --           --      --    (118,555)   (4,551,358)  (4,669,913)
                                 --------- ------ -----------  --------  ----------- ------- ---------  ------------  -----------

Balance, December 31, 2009       4,000,000  4,000  53,756,023    53,756   34,606,348  45,080  (159,098)  (41,344,822)  (6,794,736)

Contributed capital from related
  parties                             --     --          --        --        656,925    --        --            --        656,925

Net income for the six months
  ended June 30, 2010                 --     --          --        --           --      --     (62,453)      125,120       62,667
                                 --------- ------ -----------  --------  ----------- ------- ---------  ------------  -----------
Balance, June 30, 2010           4,000,000 $4,000  53,756,023  $ 53,756  $35,263,273 $45,080 $(221,551) $(41,219,702) $(6,075,144)
                                 ========= ====== ===========  ========  =========== ======= =========  ============  ===========






   The accompanying notes are a integral part of these financials statements.

                                   ALPHATRADE.COM
                              Statements of Cash Flows
                                    (Unaudited)
                                                          For the Six Months
                                                                Ended
                                                               June 30,
                                                        -----------------------
                                                           2010         2009
CASH FLOWS FROM                                         ---------   -----------
  OPERATING ACTIVITIES
     Net income (loss)                                  $ 125,120   $  (745,849)
     Adjustments to reconcile net income (loss) to
        net cash used by operating activities:
         Depreciation expense                               7,552         9,585
         Loss on sale of investments                       53,352       411,483
         (Gain) Loss on settlement of debt                   --         240,000
         Transfer of investments to settle debt              --         500,000
         Increase of investments from non-cash
            receipt of advertising revenues                (3,000)     (869,057)

         Common stock issued for services                    --           8,000
     Changes in operating assets and liabilities:
         Changes in accounts receivable                      --       1,152,457
         Changes in prepaid expenses                       (8,178)        1,000
         Changes in deferred revenues                    (227,502)       (5,278)
         Changes in related party payables                (32,190)      426,502
         Changes in accounts payable and accrued
            expenses                                      (37,777)   (1,156,527)
                                                        ---------   -----------

            Net Cash Used in Operating Activities        (122,623)      (27,684)
                                                        ---------   -----------
CASH FLOWS FROM
   INVESTING ACTIVITIES
     Sale of securities                                   130,627        66,131
     Purchase of fixed assets                             (10,209)         --
                                                        ---------   -----------
        Net Cash Provided by Investing Activities         120,418        66,131
                                                        ---------   -----------
CASH FLOWS FROM
   FINANCING ACTIVITIES                                      --            --
                                                        ---------   -----------
         NET INCREASE (DECREASE) IN CASH                   (2,205)       38,447

         CASH AT BEGINNING OF PERIOD                       63,897        55,650
                                                        ---------   -----------
         CASH AT END OF PERIOD                          $  61,692   $    94,097
                                                        =========   ===========
SUPPLEMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION

     CASH PAID FOR:
         Interest                                       $    --     $    73,279
         Income Taxes                                   $    --     $      --

     NON CASH INVESTING AND FINANCING ACTIVITIES:
         Common stock issued for services               $    --     $     8,000
         Equipment purchased under capital lease
            obligation                                  $(144,412)  $      --
         Contributed capital from forgiveness of
            related party debt                          $ 656,925   $      --
   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                          Notes to Financial Statements
                       June 30, 2010 and December 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2010 and 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements. The results of operations for the periods ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

In June 2010, the Company entered into the Settlement Agreement and Release in Full of All Claims with two related parties. Pursuant to the agreements, a total of $656,925 related to the prior years' management fee were released.

                                 ALPHATRADE.COM
                          Notes to Financial Statements
                       June 30, 2010 and December 31, 2009

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

Related parties payables consisted of the following:

                                                   June 30,   December 31,
                                                     2010         2009
                                                  ----------   ----------
                  Officer bonuses                 $     --     $   78,000
                  Officer accrued wages                 --        581,119
                  Cash advances                    1,867,452    1,897,448
                  Officer death benefit liability  3,200,000    3,200,000
                                                  ----------   ----------

                                                  $5,067,452   $5,756,567
                                                  ==========   ==========

The Company entered into Promissory Notes with the recipients of the officer death benefit wherein interest accrued at the rate of three percent (3%) per annum until paid. On July 6, 2010 the recipients of the death benefit were issued shares in full and final satisfaction of all amounts due to them.

NOTE 4 - OUTSTANDING COMMON STOCK OPTIONS AND STOCK PURCHASE WARRANTS

In according with Accounting Standards Codification ("ASC") Topic 718 (FAS123R), the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. There were no grants during the quarter ended June 30, 2010.

The general terms of awards such as vesting requirements (usually 1 to 2 years), term of options granted (usually 10 years), and number of shares authorized for grants of options or other equity instruments are determined by the Board of Directors. A summary of the status of the Company's stock options and warrants as of June 30, 2010 and changes during the periods ended December 31, 2009 and June 30, 2010 is presented below:
                                                     Weighted   Weighted
                                          Options     Average    Average
                                          and         Exercise  Grant Date
                                          Warrants     Price    Fair Value
                                       ------------  ---------  ----------

     Outstanding, December 31, 2009     47,105,000   $   0.30   $    0.30
     Exercisable, December 31, 2009     32,625,000   $   0.30   $    0.30
                                       ------------  ---------  ----------

           Granted                               -          -           -
           Expired                               -          -           -
           Exercised                             -          -           -
                                       ------------  ---------  ----------
      Outstanding, June 30, 2010        47,105,000   $   0.30   $    0.30
                                       ============  =========  ==========
      Exercisable, June 30, 2010        32,625,000   $   0.30   $    0.30
                                       ============  =========  ==========

                                 ALPHATRADE.COM
                          Notes to Financial Statements
                       June 30, 2010 and December 31, 2009

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

Recent Accounting Pronouncements
--------------------------------
The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company's financial position, or statements.

NOTE 6 - MARKETABLE SECURITIES

FASB ASC 820, Fair Value Measurements and Disclosures establishes three levels of inputs that may be used to measure fair value: quoted prices in active markets for identical assets or liabilities (referred to as Level 1), observable inputs other than Level 1 that are observable for the asset or liability either directly or indirectly (referred to as Level 2), and unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities (referred to as Level 3).

The Company has investments in marketable equity securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The classification of those securities and the related accounting polices are as follows:

Available-for-sale securities consist of marketable equity securities not classified as trading or held-to-maturity. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, which continuous less than 12 months, are reported in Accumulated Other Comprehensive Income of stockholders' equity. The Company determines the cost of securities sold by specific identification method. The following is a summary of the Company's investment in available-for-sale securities as of June 30, 2010, consistent with the fair value hierarchy provisions of ASC 820:
                                                Fair Value Measurement
                                                at Reporting Date Using
                           Fair              Level      Level      Level
                           Market Value        1          2          3
                           ------------     --------   --------   --------
Assets:
Available-for-sale         $    310,538     $310,538         -          -
Securities
                           ------------     --------   --------   --------
Total Assets               $    310,538     $310,538         -          -
                           ============     ========   ========   ========

                                 ALPHATRADE.COM
                          Notes to Financial Statements
                       June 30, 2010 and December 31, 2009

NOTE 6 - MARKETABLE SECURITIES (CONTINUED)

Level 1: Quoted prices in active markets for identical assets
Level 2: Significant other observable inputs
Level 3: Significant unobservable inputs

                       Amortized    Gross        Gross           Fair
                       Cost         Unrealized   Unrealized      Market
                       Basis        Gains        Loss            Value
                       ---------    ----------   ----------     ---------
Available-for-sale
Securities             $ 532,089    $ 113,718    $ (335,269)    $ 310,538

Included in marketable securities there are shares of common stock with a fair value of $191,119, which is subject to the Rule 144 hold restriction.

For the 3 months and 6 months ended June 30, 2010, there were $27,678 and $53,352 realized losses resulting from the sales of marketable securities.

NOTE 7 - CAPITAL LEASE

The Company entered into a lease for computer equipment in June 2010. The term of the lease is for 3 years. Total gross amount of assets recorded under the capital lease as of June 30, 2010 is $144,412.

The following is a schedule by years of future minimum lease payment under capital lease as of June 30, 2010.

Year ending December 31:                                       Amount
                                                              --------
         2010                                                 $ 23,828
         2011                                                   57,186
         2012                                                   57,186
         2013                                                   33,363
                                                              --------
Total minimum lease payments                                   171,563
Less: Amount representing interest                             (27,151)
                                                              --------
Present value of net minimum lease payments                   $144,412
                                                              ========

NOTE 8 - COMMON STOCK

The Articles of Incorporation were amended on June 1, 2010, to increase the authorized number of shares of the Company's $.001 par value common stock from 300,000,000 to 5,000,000,000.

                               ALPHATRADE.COM, INC
                          Notes to Financial Statements
                       June 30, 2010 and December 31, 2009

NOTE 9 - CONTIGENCY

On May 21, 2009, the Company entered into a Release and Settlement Agreement with PBR (the "PBR Settlement Agreement"), pursuant to which the Company and PBR agreed to settle all disputes and claims arising from and relating to the Company's sponsorship agreement with the PBR. Pursuant to the PBR Settlement Agreement, the Company agreed to make payments to PBR, for each of its 2009, 2010 and 2011 fiscal years, equal to the lesser of $100,000 or 30% of the Company's net profit for each fiscal year. With considering of the business performance projection and going concern, there is no liability related to this contingency event included in the current period financial results.

NOTE 10 - SUBSEQUENT EVENTS

On July 6, 2010, the Company issued 4,000,000,000 common shares at $0.0008 per share to pay and satisfy the $3,200,000 of related party debt for the officer death benefit.

Management has evaluated subsequent events as of August 9, 2010 and determined that there are no additional subsequent events to report.

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

Results of Operations.

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
--------------------------------------------------------

During the three and six months ended June 30, 2010, total revenues were $769,214 and $1,661,610, respectively. This is a decline of 33% and 43% over the three and six months ended June 30, 2009, which had revenues of $1,149,932 and $2,901,078, respectively.

Subscription revenue for the three and six month period ended June 30 were $585,325 and $1,126,324 in 2010 and $609,238 and $1,262,186 in 2009. The
decrease in our subscriber revenue is a result of the financial market downturn. We are hopeful that as the financial markets strengthen that our subscription revenues will increase.

Advertising revenues for the three and six month period ended June 30 were $89,544 and $352,545 in 2010 and $473,453 and $1,519,299 in 2009. The decrease in our advertising revenues is mainly due to the whole economic and financial market downturn as companies are not investing in advertising as well as the loss of our key marketing officer.

Other revenues for the three and six month period ended June 30 were $94,345 and $182,841 in 2010 and $67,151 and $119,593 in 2009. This dramatic increase of 40%
for the quarter and 53% for our first six months of 2010 is the result of the growth in our web site development and E-Trax departments.

In addition, we had $296,881 in deferred revenue to be realized in subsequent quarters. This deferred revenue is derived from our extended advertising, E-Trax and subscription contracts and will be realized in the subsequent quarters based on the terms of the contracts and the service being provided.

We believe the market conditions at present will encourage people to save money in every way possible. The cost effective products AlphaTrade offers in both the E-Gate and E-Trax should help us grow the client base for all of our products.

Our cost of sales for our financial products is directly related to the price of our financial feeds and content. Some of these costs are fixed monthly fees and others are based on the number of users or subscribers.

For the three and six months ended June 30, 2010, our cost of sales were 38% and 45% of revenues compared to 35% and 28% of revenues for the same periods in 2009.

During the three and six month period ended June 30, our operating expenses decreased to $377,679 and $719,059 in 2010 from $592,409 and $2,077,169 in 2009.
The decrease is primarily due to 1) a reduction in management fees incurred in 2010, 2) a $1,030,477 write-down of non-cash trade receivables in 2009, 3) lower spending and savings on marketing, professional and general fees and administration expenses. During the three and six months ended June 30, 2010 we incurred $72,351 and $120,584 in marketing fees compared to $113,251 and $164,209 in 2009.

The Company recognized Other Expenses totaling $39,884 and $77,672 for the three and six months ended June 30, 2010, respectively, compared to $435,670 and $769,717 during the comparable periods of 2009. The decrease was the result of less realized losses on sales of marketable securities, lower interest expenses in 2010 and $240,000 loss on forgiveness of debt incurred in 2009. The interest rate on the Company's debt was reduced in the second half of 2009.

We realized a net income of $62,248 and $125,120 for the three and six months ended June 30, 2010 compared to a net loss of ($435,670) and ($745,849) for the same periods ended June 30, 2009. We anticipate this trend to continue and look forward to a profitable year for fiscal 2010.

Liquidity and Capital Resources.

We have consistently been financed through loans from related parties and from raising capital through private equity offerings. We used ($123,623) and ($27,864) of net cash in our operating activities in the six months ended June 30, 2010 and 2009, respectively. We expect that in the next twelve months the cash generated by our operations will be adequate to cover our operating expenses.

There was $120,418 net cash provided by investing activities for the same periods in 2010 and $66,131 net cash was provided from the sale of marketable securities in 2009. $130,627 was received from the sales of marketable securities in 2010.

During the first six months ended June 30, 2010, we incurred $-0- in financing activities compared to $-0- for the same period in 2009.

Given the right circumstances, we would entertain a secondary financing if it would ensure our growth could be greatly fast-tracked otherwise we will focus on building our business via revenue growth. Currently, we do not have any definitive plans for a secondary financing.

Item 3.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures on June 30, 2010 are effective to ensure the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. There has been no change in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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



                                                    ALPHATRADE.COM




Date:    August 9, 2010                             / s / Gordon J. Muir
                                                   ----------------------------
                                                   Chief Executive Officer




Date:    August 9, 2010                             / s / Katharine Johnston
                                                   ----------------------------
                                                   Principal Accounting Officer