Form 10-K/A
period 2007-12-31
ALPHATRADE COM
filed 2010-10-26
CIK 1076462

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                (Amendment No. 3)
(Mark one)

|X|    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934

For the fiscal year ended : December 31, 2007
                            -----------------
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

This Amendment No. 3 on Form 10-K/A hereby amends the registrant's annual report on Form 10-K, which the registrant filed with the Securities and Exchange Commission initially on April 2, 2008 with Amendment No. 1 filed March 23, 2009 and Amendment No. 2 filed April 22, 2010. This amendment is being filed in order to (1) restate the registrant's financial statements in order to correct certain errors in its revenue recognition in relation to certain advertising contracts
(2) and attach new certificate pages of the Company's principal executive officer and principal financial officer as Exhibits 31.1, 31.2 and 32.

Except for the foregoing, this Amendment No. 3 does not amend the Annual Report in any way and does not modify or update any disclosures contained in the Annual Report, which continues to speak as of the original date of the Annual Report. Accordingly, this Amendment No. 3 should be read in conjunction with the Annual Report and our other filings made with the SEC subsequent to the Annual Report

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

As of December 31, 2007, there were outstanding 48,589,773 shares of Common
Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTE:

This Amendment No. 3 on Form 10-K/A hereby amends the registrant's annual report on Form 10-K, which the registrant filed with the Securities and Exchange Commission initially on April 2, 2008 with Amendment No. 1 filed March 23, 2009 and Amendment No. 2 filed April 22, 2010 (together the "Annual Report"). This amendment is being filed in order to (1) restate the registrant's financial statements in order to correct certain errors in its revenue recognition in relation to certain advertising contracts (2) amend the report of our independent accountants, and (3) attach new certificate pages of the Company's principal executive officer and principal financial officer as Exhibits 31.1,
31.2 and 32.

Except for the foregoing, this Amendment No. 3 does not amend the Annual Report in any way and does not modify or update any disclosures contained in the Annual Report, which continues to speak as of the original date of the Annual Report. Accordingly, this Amendment No. 3 should be read in conjunction with the Annual Report and our other filings made with the SEC subsequent to the Annual Report

                                TABLE OF CONTENTS

                                                                            PAGE
                                     PART I

ITEM 1.    Description of Business.                                           4
ITEM 1A.   Risk Factors                                                       9
ITEM 1B.   Unresolved Staff Comments                                         18
ITEM 2.    Properties.                                                       18
ITEM 3.    Legal Proceedings.                                                18
ITEM 4.    Submission of Matters to a Vote of Security Holders.              19

                                     PART II

ITEM 5.    Market for Common Equity Related Stockholder Matters And Issuer
           Purchases of Equity Securities.                                   19
ITEM6.     Selected Financial Data                                           22
ITEM 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.                                            22
ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk.       26
ITEM 8.    Financials Statements And Supplementary Data.                     26
ITEM 9.    Changes In and Disagreements with Accountants on Accounting
           and Financial Disclosure.                                         26
ITEM 9A.   Controls and Procedures.                                          26
ITEM 9B.   Other Information.                                                27

                                    PART III

ITEM 10.   Directors, Executive Officers and Corporate Governance.           28
ITEM 11.   Executive Compensation.                                           30
ITEM 12.   Security Ownership of Certain Beneficial Owners and               33
           Management Related Stockholder Matters.
ITEM 13.   Certain Relationships and Related Transactions,
           and Director Independence.                                        34
ITEM 14.   Principal Accountant Fees and Services                            36
ITEM 15.   Exhibits.                                                         38

Signatures                                                                   40

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

None.
                                       21

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


                               Option Awards                                                 Stock Awards
-------------------------------------------------------------------------------------------------------------

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
              ($)           ($)       Options      Price  Expiration  Vested   Vested  Vested     Vested
Name      Exercisable  Unexercisable    (#)         ($)      Date      ($)        ($)   (#)         ($)
-------------------------------------------------------------------- --------- ------- --------- -----------

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

As discussed in Note 11 to the financial statements, management has discovered an error in recording revenue from several advertising agreements that provided services into 2008, resulting in deferred revenue at December 31, 2007 of $885,600, the Company also recognized an impairment to it's investment holdings of $909,127 due to other than temporary declines, and reflected a contribution to capital of $240,000 for the value of services provided by officers. The effects to the financial statements are described in Note 11. Accordingly, the financial statements have been restated to correct this error.

/s/Chisholm, Bierwolf & Nilson, LLC
Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
January 18, 2008 except for Notes 8, 9 & 11 dated  March 23, 2010

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







                                    Page F-11

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

                                    Page F-12

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




                                    Page F-13

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

                                    Page F-14

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

          Marketable Securities-Available for Sale are as follows:

                  Balance, December 31, 2005          $   320,800
                  Marketable securities received

                   for services in 2006                   910,527
                  Realized gains and losses               (43,210)
                  Unrealized gains and losses            (903,659)
                                                      -----------
                  Balance, December 31, 2006          $   284,458

                   Balance, December 31, 2006         $   284,458
                  Marketable Securities-Available
                   for Sale                                68,466
                  Marketable Securities-Available
                   for sale-related party                 215,992
                                                      -----------
                  Balance, December 31, 2006          $   284,458
                                                      ===========

                  Balance, December 31, 2006          $   284,458
                  Marketable securities received
                   for services in 2007                 1,353,526
                  Realized gains and losses               (44,223)
                  Unrealized gains and losses             (20,544)
                  Other-than temporary impairment        (909,127)
                                                      -----------
                  Balance, December 31, 2007          $   664,090
                                                      ===========
                  Marketable Securities-Available
                   for Sale                           $     5,232
                  Marketable Securities-Available
                   for sale-related party                 658,858
                                                      -----------
                  Balance, December 31, 2007          $   664,090
                                                      ===========
                                    Page F-15

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

NOTE 2 -  PROPERTY AND EQUIPMENT

          Property and Equipment are recorded at cost, less accumulated depreciation. Depreciation and amortization on capital leases and property and equipment are determined using the straight-line method over the estimated useful lives (usually 5 years) of the assets or terms of the leases.
                                    Page F-16

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

                                    Page F-17

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













                                    Page F-18

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

                                    Page F-19

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


                                    Page F-20

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

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2007 and 2006

NOTE 11 -  RESTATED FINANCIAL STATEMENTS (CONTINUED)
                                                         Original    Restated
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

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2007 and 2006


NOTE 11 -  RESTATED FINANCIAL STATEMENTS (CONTINUED)

Statement of Operations (Continued)

                                                        Original     Restated
                                                      -----------  -----------
EXPENSES
   Related party compensation                             240,000      480,000
   Professional fees                                    1,668,878    1,668,878
   Research and development                               439,456      439,456
   Marketing expense                                    4,511,673    4,511,673
   General and administrative expenses                    818,362      818,362
                                                      -----------  -----------
     Total Expenses                                     7,678,369    7,918,369
                                                      -----------  -----------
LOSS FROM OPERATIONS                                   (3,432,179)  (4,557,779)

OTHER INCOME (EXPENSE)
   Interest expense                                      (212,001)    (212,001)
   Other-than temporary impairment of
    available-for-sale equity securities                        -     (909,127)
   Gain (loss) on marketable securities                   (44,223)     (44,223)
                                                      -----------  -----------
     Total Other Income (Expense)                        (256,224)  (1,165,351)
                                                      -----------  -----------
NET LOSS                                               (3,688,403)  (5,723,130)
                                                      -----------  -----------
UNREALIZED INCOME/(LOSS) ON AVAILABLE
  FOR SALE SECURITIES                                    (929,671)     (20,544)
                                                      -----------  -----------
TOTAL COMPREHENSIVE LOSS                              $(4,618,074) $(5,743,674)
                                                      ===========  ===========
BASIC AND DILUTED NET LOSS PER SHARE
   Net loss per share                                 $     (0.08)  $    (0.12)
                                                      ===========  ===========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                           48,589,773   48,589,773
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

                                                     ALPHATRADE.COM


Dated:  October 25, 2010                             By: /s/ Gordon J. Muir
                                                     ----------------------
                                                     Gordon J. Muir
                                                     Chief Executive Officer,
                                                     President, Chairman and
                                                     Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature              Title                                    Date
---------------------- ---------------------------------------- ----------------

/s/ Gordon J. Muir     Chief Executive Officer, President,      October 25, 2010
------------------     Chairman, Director
Gordon J. Muir

/s/ Katharine Johnston Vice President - Business Operations,    October 25, 2010
---------------------- Principal Financial Officer and Director
Katharine Johnston

                                                                   Exhibit 31.1
                                                                   ------------
                                 ALPHATRADE.COM
                              A Nevada corporation
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                            Section 302 Certification

I, Gordon J. Muir, certify that:

1. I have reviewed this Form 10K-A of AlphaTrade.Com;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):



                                Exhibit 31.1 - 1

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Dated: October 25, 2010           /s/ Gordon J. Muir
                                  ----------------------------------------------
                                  Chief Executive Officer, President, Chairman,
                                  and Director











































                                Exhibit 31.1 - 2

                                                                   Exhibit 31.2
                                                                   ------------
                                 ALPHATRADE.COM
                              A Nevada corporation
                  CERTIFICATION OF PRINCIPAL ACCOUNTING OFFICER
                            Section 302 Certification

I, Katharine Johnston, certify that:

1. I have reviewed this Form 10K-A of AlphaTrade.Com;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):



                                Exhibit 31.2 - 1

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Dated: October 25, 2010           /s/ Katharine Johnston
                                  ----------------------------------------------
                                  Principal Financial Officer,
                                  Vice-President, Business Operations, Director











































                                Exhibit 31.2 - 2

                                                                   Exhibit 32.1
                                                                   ------------
                                 ALPHATRADE.COM
                              A Nevada corporation

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of AlphaTrade.com. (the "Company") on Form 10K-A for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gordon Muir, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

            (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated: October 25, 2010           /s/ Gordon J. Muir
                                  ----------------------------------------------
                                  Chief Executive Officer, President, Chairman,
                                  and Director



























                                Exhibit 32.1 - 1

                                                                   Exhibit 32.2
                                                                   ------------
                                 ALPHATRADE.COM
                              A Nevada corporation

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of AlphaTrade.com. (the "Company") on Form 10K-A for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Katharine Johnston, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C.
section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

            (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 25, 2010           /s/ Katharine Johnston
                                  ----------------------------------------------
                                  Principal Financial Officer,
                                  Vice-President, Business Operations, Director























                                Exhibit 32.2 - 1