Form 10-K/A
period 2008-12-31
ALPHATRADE COM
filed 2010-10-26
CIK 1076462

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                                Amendment No. 3
(Mark one)

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


                                EXPLANATORY NOTE

This Amendment No. 3 on Form 10-K/A hereby amends the registrant's annual report on Form 10-K, which the registrant filed with the Securities and Exchange Commission initially on April 6, 2009 with Amendment No. 1 filed April 7, 2009 and Amendment No. 2 filed April 22, 2010 (together the "Annual Report"). This amendment is being filed in order to attach new certificate pages of the Company's principal executive officer and principal financial officer as Exhibits 31.1, 31.2 and 32.

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

As of December 31, 2008, there were outstanding 54,076,023 shares of Common
Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                TABLE OF CONTENTS

                                                                            PAGE
                                     PART I

ITEM 1.    Description of Business.                                           4
ITEM 1A.   Risk Factors                                                       6
ITEM 1B.   Unresolved Staff Comments                                         14
ITEM 2.    Properties.                                                       14
ITEM 3.    Legal Proceedings.                                                14
ITEM 4.    Submission of Matters to a Vote of Security Holders.              16

                                     PART II

ITEM 5.    Market for Common Equity Related Stockholder Matters And Issuer
           Purchases of Equity Securities.                                   16
ITEM 6.    Selected Financial Data                                           19
ITEM 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.                                            19
ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk.       23
ITEM 8.    Financials Statements And Supplementary Data.                     23
ITEM 9.    Changes In and Disagreements with Accountants on Accounting

           and Financial Disclosure.                                         23
ITEM 9A.   Controls and Procedures.                                          23
ITEM 9B.   Other Information.                                                24

                                    PART III

ITEM 10.   Directors, Executive Officers and Corporate Governance.           24
ITEM 11.   Executive Compensation.                                           27
ITEM 12.   Security Ownership of Certain Beneficial Owners and               29
           Management Related Stockholder Matters.
ITEM 13.   Certain Relationships and Related Transactions,
           and Director Independence.                                        30
ITEM 14.   Principal Accountant Fees and Services                            32
ITEM 15.   Exhibits.                                                         33

Signatures                                                                   35

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

                        Fees                                Change in
                       Earned                             Pension Value
                         or                  Non-Equity        and
                        Paid                 Incentive    Nonqualified
                         in   Stock  Option    Plan         Deferred       All Other
                        Cash  Awards Awards Compensation  Compensation   Compensation   Total
Name                    ($)    ($)    ($)       ($)         Earnings         ($)         ($)
(a)                     (b)    (c)    (d)       (e)            (f)         (g) (5)       (h)
--------------------- ------- ------ -----  ------------  -------------  ------------
Penny Perfect (1)       --     --     --            --            --         --        --
Gordon Muir (2)         --     --     --            --            --         --        --
Katharine Johnston (3)  --     --     --            --            --         --        --
Lisa McVeigh (4)        --     --     --            --            --         --        --

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

                           SUMMARY COMPENSATION TABLE

                                                     Long-Term and Other
                 Annual Compensation                 Compensation
                 -------------------------------     --------------------------
                                                     Number of
Name and                                     Other   Securities    All Other
Principal         Fiscal                     Annual  Underlying    Compensation
Positions         Year   Salary(1)   Bonus   Comp    Options
---------------------------------------------------  ---------------------------
Penny Perfect     2008   $240,000

CEO & President   2007   $120,000             --     --          -----
Chairman

Gordon J. Muir    2008   $240,000
Chief Technical   2007   $120,000             --     --          -----
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



Report of Independent Registered Public Accounting Firms............. F-3

Balance Sheets....................................................... F-4

Statements of Operations............................................. F-6

Statements of Stockholders' Equity (Deficit)......................... F-8

Statements of Cash Flows............................................. F-10

Notes to the Financial Statements.................................... F-12

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

                                 ALPHATRADE.COM
                            Statements of Cash Flows
                                  (Continued)
                                                         For the Year Ended
                                                             December 31,
                                                    ---------------------------
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

                                  ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2008 and 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

         n. Marketable Securities-Available for Sale (Restated)

         The Company occasionally receives marketable securities as compensation for its advertising services. The Company's marketable securities are classified as "available for sale" because it is managements' intent to sell them within the year. All of the Company's available for sale securities are equity securities. Accordingly, the Company originally recognizes the shares at the fair value of the services performed. The shares are evaluated quarterly using the specific identification method. Any unrealized holding gains or losses are reported as Other Comprehensive Income and as a separate component of stockholder's equity. Realized gains and losses and other-than-temporary impairments are included in earnings.

         A company related to the Company by common management issued shares of
         common  stock  for  advertising  services,   which  are  classified  as
         available for sale.

          Marketable Securities-Available for Sale are as follows:

                  Balance, December 31, 2006          $   284,458
                  Marketable securities received
                   for services in 2007                 1,353,526
                  Realized losses                         (44,223)
                  Unrealized gains and losses             (20,544)
                  Other-than temporary impairment        (909,127)
                                                      -----------
                  Balance, December 31, 2007          $   664,090


                  Marketable securities received
                   for services in 2008                 1,201,911
                  Transfer of investments at cost         300,000
                  Realized losses                        (223,068)
                  Unrealized gains or losses              410,972
                  Other-than-temporary impairment        (792,956)

                  Balance, December 31, 2008          $ 1,560,949
                                                      ===========
                  Marketable Securities-Available
                   for Sale                           $ 1,558,876
                  Marketable Securities-Available
                   for sale-related party                   2,093
                                                      -----------
                  Balance, December 31, 2008          $ 1,560,949
                                                      ===========

         o. Fair Value of Financial Instruments

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

         Preferred Stock:

         The Company has 2,000,000 outstanding shares of convertible Class "A" preferred stock with the following features: Each preferred share is convertible into five common shares, Each holder of Class "A" preferred shares is entitled to five(5)votes(which can be voted prior to

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2008 and 2007

NOTE 3 - CAPITAL STOCK (Continued)

         Preferred Stock (Continued):

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
                                                ==========  ========  =========

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2008 and 2007

NOTE 4 - OUTSTANDING COMMON STOCK OPTIONS AND STOCK PURCHASE WARRANTS(Continued)

                                                           Weighted   Weighted
                                                Options     Average    Average
                                                and         Exercise Grant Date
                                                Warrants     Price    Fair Value
                                             -------------- --------  ----------
              Outstanding, December 31, 2007    51,570,347  $   0.38  $    0.38
               Granted                           9,245,000      0.21       0.21
               Expired                          (5,046,497)     0.47       0.47
               Exercised                          (558,650)     0.25       0.25
                                                ----------  --------  ---------
              Outstanding, December 31, 2008    55,210,200  $   0.32  $    0.32
                                                ==========  ========  =========
              Exercisable, December 31, 2008    40,730,200  $   0.33  $    0.33
                                                ==========  ========  =========
                                   Outstanding            Exercisable
                           ------------------------- --------------------
                                      Weighted
                                      Average    Weighted             Weighted
                           Number    Remaining   Average   Number     Average
           Range of     Outstanding Contractual Exercise Exercisable Exercise
        Exercise Prices at 12/31/08    Life      Price   at 12/31/08 Price
          ------------  ----------- ----------- -------- ----------- ---------
          $       0.22    6,000,000      15.56  $   0.22  2,000,000  $    0.22
                  0.35       20,000       2.85      0.35     20,000       0.20
                  0.35    4,000,000       6.92      0.35  4,000,000       0.35
                  0.35    4,605,000       0.50      0.50  4,605,000       0.50
                  0.25      810,000       0.25      0.25    810,000       0.25
                  0.50    1,350,000       0.75      0.50  1,350,000       0.50
                  0.25    1,340,200       0.85      0.25  1,340,200       0.25
                  0.45   15,000,000       4.00      0.45 15,000,000       0.45
                  0.25    4,500,000       6.65      0.25  4,500,000       0.25
                  0.32    4,500,000       6.65      0.32  3,375,000       0.32
                  0.21    6,000,000       3.56      0.21  3,000,000       0.21
           $      0.15    7,085,000       3.71      0.15    730,000  $    0.15
                         ----------                      ----------
                         55,210,200                      40,730,200
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

NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

         Compensation (Continued)

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)

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

         The following summarized financial statements compare of the Company's original and restated financial statements.

Balance Sheet                                            Original    Restated
                                                         --------    --------
 Cash                                                $     55,650  $    55,650
 Accounts receivable - trade, net                       1,172,064    1,172,064
 Prepaid expenses                                           1,000        1,000
 Marketable securities-available for sale               1,558,876    1,558,876
 Marketable securities-available for
       sale-related party                                   2,093        2,093
                                                      -----------  -----------
   Total Current Assets                                 2,789,683    2,789,683
                                                      -----------  -----------
PROPERTY AND EQUIPMENT, NET                                45,776       45,776
                                                      -----------  -----------
OTHER ASSETS
 Investments, at cost                                           -            -
                                                      -----------  -----------
   Total Other Assets                                           -            -
                                                      -----------  -----------
   TOTAL ASSETS                                       $ 2,835,459  $ 2,835,459
                                                      ===========  ===========

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2008 and 2007

NOTE 11 -  RESTATED FINANCIAL STATEMENTS (CONTINUED)
                                                         Original    Restated
CURRENT LIABILITIES                                      --------    --------
 Accounts payable and accrued expenses                $ 2,161,854  $ 2,161,854
 Related party payables                                 2,746,262    2,746,262
 Deferred revenue                                         737,010      737,010
                                                      -----------  -----------
   Total Current Liabilities                            5,645,126    5,645,126
                                                      -----------  -----------
   Total Liabilities                                    5,645,126    5,645,126
                                                      -----------  -----------
COMMITMENTS
STOCKHOLDERS' (DEFICIT)
 Convertible preferred stock: $0.001 par value;
  10,000,000 shares authorized, 2,000,000 Class A
  and 2,000,000 Class B shares issued and outstanding       4,000        4,000
 Common stock: $0.001 par value 100,000,000 shares
  authorized; 54,076,023 shares
  issued and outstanding                                   54,076       54,076
 Additional paid-in capital                            33,681,184   33,921,184
 Stock subscription payable                                45,808       45,080
 Accumulated other comprehensive income                (1,742,626)     (40,543)
 Accumulated deficit                                  (34,851,381) (36,793,464)
                                                      -----------  -----------
   Total Stockholders' (Deficit)                       (2,809,667)  (2,809,667)
                                                      -----------  -----------
   TOTAL LIABILITIES AND STOCKHOLDERS'(DEFICIT)       $ 2,835,459  $ 2,835,459
                                                      ===========  ===========
STATEMENT OF OPERATIONS
                                                         Original    Restated
REVENUE                                                  --------    --------
   Subscription revenue                               $ 3,027,619  $ 3,027,619
   Advertising revenue                                  2,851,003    2,851,003
   Other revenue                                          196,409      196,409
                                                      -----------  -----------
     Total Revenue                                      6,075,031    6,075,031

COST OF SALES
   Financial content                                    1,854,268    1,854,268
   Other cost of sales                                      2,839        2,839
                                                      -----------  -----------
     Total Cost of Sales                                1,857,107    1,857,107
                                                      -----------  -----------
   Gross profit                                         4,217,924    4,217,924

                                 ALPHATRADE.COM
                        Notes to the Financial Statements
                           December 31, 2008 and 2007

NOTE 11 -  RESTATED FINANCIAL STATEMENTS (CONTINUED)

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

                                                     ALPHATRADE.COM


Dated:  October 25, 2010                             By: /s/ Gordon J. Muir
                                                     ------------------------
                                                     Gordon J. Muir
                                                     Chief Executive Officer,
                                                     President, Chairman and
                                                     Director

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