Form 10-Q
period 2010-09-30
ALPHATRADE COM
filed 2010-11-16
CIK 1076462

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.20549
                             -----------------------

                                    FORM 10-Q

           X      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
         -----    EXCHANGE ACT OF 1934

                  For Quarterly period Ended: September 30, 2010; or

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

        State the number of shares outstanding of the issuer's common equity:
$0.001 par value, as of November 3, 2010, is 4,043,756,020.

             Transitional Small Business Disclosure Format. Yes    No  X
                                                               ---    ---

                               Report on Form 10-Q
                       For the Quarter Ended September 30, 2010

                                      INDEX

                                                                          Page
                                                                          ----
Part I.  Financial Information

         Item 1.      Financial Statements.................................. 3

                      Balance Sheets.......................................3-4
                      Statements of Operations ............................5-6
                      Statement of Stockholders' Equity (Deficit)........... 7
                      Statements of Cash Flows.............................8-9
                      Notes to the Financial Statements .................10-14


         Item 2.      Management's Discussion and Analysis
                        or Plan of Operation ............................15-16

         Item 3.      Controls and Procedures ..............................17



Part II. Other Information

         Item 1.      Legal Proceedings ................................... 18

         Item 2.      Changes in Securities ............................... 18

         Item 3.      Defaults Upon Senior Securities ..................... 18

         Item 4.      Submission of Matters to a Vote of Security Holders . 18

         Item 5.      Other Information ....................................18

         Item 6.      Exhibits and Reports on Form 8-K .................... 18

                      Signatures........................................... 19

                      Certifications.....................................20-26

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                 ALPHATRADE.COM
                                 Balance Sheets

                                     ASSETS
                                     ------
                                                     September 30,  December 31,
                                                          2010          2009
                                                     ------------- -------------
                                                      (Unaudited)    (Audited)
CURRENT ASSETS

 Cash                                                $    173,221  $     63,897
 Accounts receivable, net                                  39,777             -
 Marketable securities-available for sale                 301,183       552,714
 Marketable securities-available for sale related party     1,360         1,256
 Prepaid expenses                                           4,403         1,885
                                                     ------------  ------------
     Total Current Assets                                 519,944       619,752
                                                     ------------  ------------
PROPERTY AND EQUIPMENT, net                               165,750        28,913
                                                     ------------  ------------
     TOTAL ASSETS                                    $    685,694  $    648,665
                                                     ============  ============






























   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                                 Balance Sheets

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                     September 30,  December 31,
                                                          2010          2009
                                                     ------------- -------------
                                                      (Unaudited)    (Audited)
CURRENT LIABILITIES

 Accounts payable and accrued expenses               $  1,091,642  $  1,162,451
 Related party payables                                 2,101,272     5,756,567
 Deferred revenues                                        346,779       524,383
 Capital lease obligation - Current portion                58,597             -
                                                     ------------  ------------
     Total Current Liabilities                          3,598,290     7,443,401
                                                     ------------  ------------
LONG TERM LIABILITIES

 Capital lease obligation                                  85,815             -
                                                     ------------  ------------
     Total Long Term Liabilities                           85,815             -
                                                     ------------  ------------
TOTAL LIABILITIES                                       3,684,105     7,443,401
                                                     ------------  ------------
STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred shares: $0.001 par value, 10,000,000
  shares authorized: 2,000,000 Class A and
  2,000,000 Class B shares issues and outstanding           4,000         4,000
 Common shares: $0.001 par value, 5,000,000,000
  shares authorized: 4,043,756,020 and 53,756,023
  shares issued and outstanding, respectively           4,043,756        53,756
 Stock subscription payable                                45,080        45,080
 Additional paid-in capital                            44,865,273    34,606,348
 Accumulated other comprehensive income                  (220,115)     (159,098)
 Accumulated deficit                                  (51,736,405)  (41,344,822)
                                                     ------------  ------------
     Total Stockholders' Equity (Deficit)              (2,998,411)   (6,794,736)
                                                     ------------  ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                               $    685,694  $    648,665
                                                     ============  ============











   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
         Statements of Operations and Other Comprehensive Income (Loss)
                                   (Unaudited)

                            For the Three Months Ended For the Nine Months Ended
                                    September 30,            September 30,
                             ------------------------- -------------------------
                                 2010         2009         2010         2009
                             ------------ ------------ ------------ ------------
REVENUES
 Subscription revenue        $   556,765  $   578,690  $ 1,682,989  $ 1,840,876
 Advertising revenue              70,000      462,421      422,545    1,981,720
 Other revenue                   116,710       73,827      299,551      193,420
                             -----------  -----------  -----------  -----------
    Total Revenues               743,475    1,114,938    2,405,085    4,016,016
                             -----------  -----------  -----------  -----------
COST OF SALES
 Financial content               433,014      337,664    1,172,773    1,136,597
 Other cost of sales                   -         (838)           -          270
                             -----------  -----------  -----------  -----------
    Total Cost of Sales          433,014      336,826    1,172,773    1,136,867
                             -----------  -----------  -----------  -----------
GROSS PROFIT                     310,461      778,112    1,232,312    2,879,149
                             -----------  -----------  -----------  -----------
OPERATING EXPENSES
 Management expense                    -      120,000            -      360,000
 Bad debt expense                    466          121         (883)   1,031,598
 Professional fees                77,531       66,112      286,273      241,993
 Research and development         62,735       62,951      217,111      196,795
 Marketing expense                68,163      145,433      188,747      309,643
 General and administrative      245,691       92,847      482,397      424,604
                             -----------  -----------  -----------  -----------
    Total Operating Expenses     454,586      487,464    1,173,645    2,564,633
                             -----------  -----------  -----------  -----------
INCOME (LOSS) FROM OPERATIONS   (144,125)     290,648       58,667      314,516
                             -----------  -----------  -----------  -----------
OTHER INCOME (EXPENSE)
 Realized gains (losses) on
  sale of marketable securities      671       (4,394)     (52,682)    (324,224)
 Gain (Loss) on settlement
  of debt                    (10,400,000)           -  (10,400,000)    (240,000)
 Other income                     43,145            -       43,145            -
 Interest Income (expense)       (16,394)     (16,675)     (40,713)    (226,562)
                             -----------  -----------  -----------  -----------
    Total Other Income
     (Expense)               (10,372,578)     (21,069) (10,450,250)    (790,786)
                             -----------  -----------  -----------  -----------
NET INCOME (LOSS) BEFORE
  INCOME TAXES               (10,516,703)     269,579  (10,391,583)    (476,270)

INCOME TAX EXPENSE                     -            -            -            -
                             -----------  -----------  -----------  -----------




   The accompanying notes are an integral part of these financials statements.

                                 ALPHATRADE.COM
         Statements of Operations and Other Comprehensive Income (Loss)
                                   (Unaudited)

                            For the Three Months Ended For the Nine Months Ended
                                    September 30,            September 30,
                             ------------------------- -------------------------
                                 2010         2009         2010         2009
                             ------------ ------------ ------------ ------------
NET INCOME (LOSS)           $(10,516,703) $   269,579 $(10,391,583) $  (476,270)
                             ===========  ===========  ===========  ===========
OTHER COMPREHENSIVE
  INCOME (LOSS)              $     1,436  $   297,629  $   (61,017) $  (967,122)
                             -----------  -----------  -----------  -----------
TOTAL COMPREHENSIVE
  INCOME (LOSS)             $(10,515,267) $   567,208 $(10,452,600) $(1,443,392)
                             ===========  ===========  ===========  ===========
BASIC EARNINGS (LOSS)
  PER SHARE                  $     (0.00) $      0.00  $     (0.01) $     (0.01)
                             ===========  ===========  ===========  ===========
FULLY DILUTED EARNINGS
  (LOSS) PER SHARE           $     (0.00) $      0.00  $     (0.01) $     (0.01)
                             ===========  ===========  ===========  ===========
BASIC WEIGHTED AVERAGE
  NUMBER OF SHARES
   OUTSTANDING             3,960,712,542   54,357,342 1,370,386,059  54,345,620
                           =============  =========== =============  ==========
FULLY DILUTED WEIGHTED
  AVERAGE NUMBER OF
  SHARES OUTSTANDING       3,960,712,542   84,357,342 1,370,386,059  54,345,620
                           =============  =========== =============  ==========

























   The accompanying notes are an integral part of these financials statements.

                                 ALPHATRADE.COM

                  Statements of Stockholders' Equity (Deficit)
                                   (Unaudited)

                    Preferred Stock       Common Stock        Additional    Stock         Other                          Total
                    ---------------- ---------------------      Paid-In    Subscription Comprehensive Accumulated    Stockholders'
                      Shares  Amount     Shares       Amount     Capital      Payable       Income      Deficit     Equity (Deficit)
                    --------- ------ -------------- ---------- ----------- ------------ ------------- ------------- ----------------
Balance,
December 31, 2008   4,000,000 $4,000    54,076,023  $  54,076  $33,921,184 $    45,080  $    (40,543) $(36,793,464) $    (2,809,667)

Common stock issued
for services at
$0.02 per share             -      -       400,000        400        7,600           -             -             -            8,000

Common stock
canceled                     -      -      (720,000)     (720)         720           -             -             -                -

Contributed interest         -      -             -          -     676,844           -             -             -          676,844

Net loss for the
year ended
December 31, 2009            -      -             -          -           -           -      (118,555)   (4,551,358)      (4,669,913)
                     --------- ------ ------------- ---------- ----------- -----------  ------------  ------------  ---------------
Balance,
December 31, 2009    4,000,000  4,000    53,756,023     53,756  34,606,348      45,080      (159,098)  (41,344,822)      (6,794,736)


Contributed capital
from related parties         -      -             -          -     648,925           -             -             -          648,925

Common stock issued
for officer death
benefit                      -      - 3,999,999,997  4,000,000   9,600,000           -             -             -       13,600,000

Common stock
surrendered and
cancelled                    -      -   (10,000,000)   (10,000)     10,000           -             -             -                -

Net loss for the
nine months ended
September 30, 2010           -      -             -          -           -           -       (61,017)  (10,391,583)     (10,452,600)
                     --------- ------ ------------- ---------- ----------- -----------  ------------  ------------  ---------------
Balance,
September 30, 2010   4,000,000 $4,000 4,043,756,020 $4,043,756 $44,865,273 $    45,080  $   (220,115) $(51,736,405) $    (2,998,411)
                     ========= ====== ============= ========== =========== ===========  ============  ============  ===============








   The accompanying notes are an integral part of these financials statements.

                                 ALPHATRADE.COM
                            Statements of Cash Flows
                                   (Unaudited)
                                                    For the Nine Months Ended
                                                         September 30,
                                                 -------------  ---------------
                                                      2010            2009
                                                 -------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                               $(10,391,583)  $     (476,270)
 Adjustments to reconcile net income (loss)
  to net cash used by operating activities:
    Depreciation expense                               22,532           14,377
    Loss on sale of investments                        52,682          324,224
    (Gain) Loss on settlement of debt              10,400,000          240,000
    Transfer of investments to settle debt                  -          500,000
    Increase of investments from non-cash
     receipt of advertising revenues                  (15,000)        (933,481)
    Common stock issued for services                        -            8,000
 Changes in operating assets and liabilities:
    Changes in accounts receivable                    (39,777)       1,170,912
    Changes in prepaid expenses                        (2,518)          (2,000)
    Changes in deferred revenues                     (177,604)        (163,427)
    Changes in related party payables                 201,630          304,333
    Changes in accounts payable and accrued
     expenses                                         (78,809)      (1,242,370)
                                                 ------------   --------------
      Net Cash Used in Operating Activities           (28,447)        (255,702)
                                                 ------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Sale of securities                                   152,728          174,496
 Purchase of fixed assets                             (14,957)               -
                                                 ------------   --------------
      Net Cash Provided by Investing Activities       137,771          174,496
                                                 ------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from bank overdraft                               -           34,764
                                                 ------------   --------------
      Net Cash Provided by Financing Activities             -           34,764
                                                 ------------   --------------
      NET INCREASE (DECREASE) IN CASH                 109,324          (46,442)

      CASH AT BEGINNING OF PERIOD                      63,897           55,650
                                                 ------------   --------------
      CASH AT END OF PERIOD                      $    173,221   $        9,208
                                                 ============   ==============







   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                            Statements of Cash Flows
                                   (Unaudited)
                                                    For the Nine Months Ended
                                                         September 30,
                                                 -------------  ---------------
                                                      2010            2009
                                                 -------------  ---------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 CASH PAID FOR:

    Interest                                     $          -   $       29,315
    Income Taxes                                 $          -   $            -

  NON CASH INVESTING AND FINANCING ACTIVITIES:

    Common stock issued for services             $          -   $        8,000
    Equipment purchased under capital lease
      obligation                                 $   (144,412)  $            -
    Contributed capital from forgiveness of
      related party debt                         $    648,925   $            -
    Common stock issued for debt                 $ 13,600,000   $            -

































   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                          Notes to Financial Statements
                    September 30, 2010 and December 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2010 and 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements. The results of operations for the periods ended September 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

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

In August, 2010, an officer of the Company and her spouse returned 10,000,000 shares of its common stock for surrender and cancellation resulting in a related party payable of $8,000. The shares were cancelled on August 27, 2010.

                                 ALPHATRADE.COM
                          Notes to Financial Statements
                    September 30, 2010 and December 31, 2009

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

Related parties payables consisted of the following:

                                               September 30,   December 31,
                                                   2010            2009
                                               -------------  -------------
Officer bonuses                                $          -   $     78,000
Officer accrued wages                                     -        581,119
Cash advances                                     2,101,272      1,897,448
Officer death benefit liability                           -      3,200,000
                                               ------------   ------------
                                               $  2,101,272   $  5,756,567
                                               ============   ============

The Company entered into Promissory Notes with the recipients of the officer death benefit wherein interest accrued at the rate of three percent (3%) per annum until paid. On July 6, 2010 the recipients of the death benefit were issued shares in full and final satisfaction of all amounts due to them.

NOTE 4 - OUTSTANDING COMMON STOCK OPTIONS AND STOCK PURCHASE WARRANTS

In according with Accounting Standards Codification ("ASC") Topic 718 (FAS123R), the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. There were no grants during the quarter ended September 30, 2010.

The general terms of awards such as vesting requirements (usually 1 to 2 years), term of options granted (usually 10 years), and number of shares authorized for grants of options or other equity instruments are determined by the Board of Directors. A summary of the status of the Company's stock options and warrants as of September 30, 2010 and changes during the periods ended December 31, 2009 and September 30, 2010 is presented below:

                                                     Weighted   Weighted
                                          Options     Average   Average
                                              and    Exercise  Grant Date
                                         Warrants     Price    Fair Value
                                       ------------  ---------  ----------
     Outstanding, December 31, 2009      47,105,000  $   0.30  $     0.30
     Exercisable, December 31, 2009      32,625,000  $   0.30  $     0.30
                                       ------------  --------  ----------

       Granted                                    -         -           -
       Expired                                    -         -           -
       Exercised                                  -         -           -
                                       ------------  --------  ----------
      Outstanding, September 30, 2010    47,105,000  $   0.30  $     0.30
                                       ============  ========  ==========
      Exercisable, September 30, 2010    32,625,000  $   0.30  $     0.30
                                       ============  ========  ==========

                                 ALPHATRADE.COM
                          Notes to Financial Statements
                    September 30, 2010 and December 31, 2009

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

NOTE 6-MARKETABLE SECURITIES

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

The Company has investments in marketable equity securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The classification of those securities and the related accounting policies are as follows:

Available-for-sale  securities  consist  of  marketable  equity  securities  not classified as trading or held-to-maturity. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses are reported in Accumulated Other Comprehensive Income of stockholders' equity. The Company determines the cost of securities sold by specific identification method. The following is a summary of the Company's investment in available-for-sale securities as of September 30, 2010, consistent with the fair value hierarchy provisions of ASC 820:
                                           Fair Value Measurement
                                          at Reporting Date Using
                        Fair             Level      Level    Level
                        Market Value       1          2       3
                        ------------   --------   -------- --------
Assets:
Available-for-sale      $    302,543   $302,543         -        -
Securities
                        ------------   --------   -------- ---------
Total Assets            $    302,543   $302,543         -         -
                        ============   ========   ======== =========

                                 ALPHATRADE.COM
                          Notes to Financial Statements
                    September 30, 2010 and December 31, 2009

NOTE 6-MARKETABLE SECURITIES (CONTINUED)

Level 1: Quoted prices in active markets for identical assets
Level 2: Significant other observable inputs
Level 3: Significant unobservable inputs

                       Amortized    Gross        Gross           Fair
                       Cost         Unrealized   Unrealized      Market
                       Basis        Gains        Loss            Value
                       ---------    ----------   -----------     --------
Available-for-sale
Securities            $ 522,658     $ 117,019    $ (337,134)     $302,543

Included in marketable securities there are shares of common stock with a fair value of $199,195, which is subject to the Rule 144 hold restriction.

For the 3 months and 9 months ended September 30, 2010, there were $671 in realized gains and $52,682 in realized losses resulting from the sales of marketable securities.

NOTE 7 - CAPITAL LEASE

The Company entered into a lease for computer equipment in June 2010. The term of the lease is for 3 years. Total gross amount of assets recorded under the capital lease as of September 30, 2010 is $144,412.

The following is a schedule by years of future minimum lease payment under capital lease as of September 30, 2010.

Year ending December 31:                                       Amount
                                                              --------
         2010                                                 $ 33,359
         2011                                                   57,186
         2012                                                   57,186
         2013                                                   23,832
                                                              --------
Total minimum lease payments                                   171,563
Less: Amount representing interest                             (27,151)
                                                              --------
Present value of net minimum lease payments                   $144,412
                                                              ========
NOTE 8 - COMMON STOCK

The Articles of Incorporation were amended on June 1, 2010, to increase the authorized number of shares of the Company's $.001 par value common stock from 300,000,000 to 5,000,000,000. On July 6, 2010, the Company issued 3,999,999,997 common shares at $0.0034 per share to satisfy an officer's death benefit liability in the amount of $3,200,000. The Company recorded a loss $10,400,000 on the settlement of the debt for the difference between the value of the shares issued and the amount of the debt. 10,000,000 outstanding common shares were surrendered and cancelled on August 27, 2010.

                                 ALPHATRADE.COM
                          Notes to Financial Statements
                    September 30, 2010 and December 31, 2009

NOTE 9 - CONTINGENCY

On May 21, 2009, the Company entered into a Release and Settlement Agreement with Professional Bull Riders, Inc. (the "PBR Settlement Agreement"), pursuant to which the Company and PBR agreed to settle all disputes and claims arising from and relating to the Company's sponsorship agreement with the PBR. Pursuant to the PBR Settlement Agreement, the Company agreed to make payments to PBR, for each of its 2009, 2010 and 2011 fiscal years, equal to the lesser of $100,000 or 30% of the Company's net profit for each fiscal year. With considering of the business performance projection and going concern, there is no liability related to this contingency event included in the current period financial results.

NOTE 10- SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of this report and determined that there are no additional subsequent events to report.

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

Results of Operations.

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
---------------------------------------------------------------
During the three and nine months ended September 30, 2010, total revenues were $743,475 and $2,405,085, respectively. This is a decline of 33% and 40% over the three and nine months ended September 30, 2009, which had revenues of $1,114,938 and $4,016,016, respectively.

Subscription revenue for the three and nine month period ended September 30 were $556,765 and $1,682,989 in 2010 and $578,690 and $1,840,876 in 2009. The
decrease in our subscriber revenue is a result of the financial market downturn. We are hopeful that as the financial markets strengthen that our subscription revenues will increase.

Advertising revenues for the three and nine month period ended September 30 were $70,000 and $422,545 in 2010 and $462,421 and $1,981,720 in 2009. The decrease in our advertising revenues is mainly due to the whole economic and financial market downturn as companies are not investing in advertising as well as the loss of our key marketing officer.

Other revenues for the three and nine month period ended September 30 were $116,710 and $299,551 in 2010 and $73,827 and $193,420 in 2009. This dramatic increase of 58% for the quarter and 55% for our first nine months of 2010 is the result of the growth in our web site development and E-Trax departments.

In addition, we had $346,779 in deferred revenue to be realized in subsequent quarters. This deferred revenue is derived from our extended advertising, E-Trax and subscription contracts and will be realized in the subsequent quarters based on the terms of the contracts and the service being provided.

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

For the three and nine months ended September 30, 2010, our cost of sales were 58% and 49% of revenues compared to 30% and 28% of revenues for the same periods in 2009.

During the three and nine month period ended September 30, our operating expenses decreased to $454,586 and $1,173,64 in 2010 from $487,464 and $2,564,633 in 2009. The decrease is primarily due to 1) a reduction in management fees incurred in 2010, 2) a $1,030,477 write-down of non-cash trade receivables in 2009, 3) lower spending and savings on marketing, professional and general fees and administration expenses. During the three and nine months ended September 30, 2010 we incurred $68,163 and $188,747 in marketing fees compared to $145,433 and $309,643 in 2009.

The Company recognized Other Expenses totaling $10,372,583 and $10,450,250 for the three and nine months ended September 30, 2010, respectively, compared to $21,069 and $790,786 during the comparable periods of 2009. The increase was the result of a $10,400,000 loss on the settlement of the debt partially offset by less realized losses on sales of marketable securities, lower interest expenses in 2010 and $240,000 loss on forgiveness of debt incurred in 2009. The interest rate on the Company's debt was reduced in the second half of 2009. We also realized $43,145 of other income from the settlement of a lawsuit.

We realized a net loss of $(10,516,703) and $(10,391,583) for the three and nine months ended September 30, 2010 compared to a net (loss) income of $269,579 and ($476,270) for the same periods ended September 30, 2009.

Liquidity and Capital Resources.

We have consistently been financed through loans from related parties and from raising capital through private equity offerings. We used ($28,447) and ($255,702) of net cash in our operating activities in the nine months ended September 30, 2010 and 2009, respectively. We expect that in the next twelve months the cash generated by our operations will be adequate to cover our operating expenses.

There were $137,771 net cash provided by investing activities for the same periods in 2010 and $174,496 net cash was provided from the sale of marketable securities in 2009. It was mainly resulting from $14,957 capital expenditures which were offset by $152,728 sales of securities in 2010.

During the first nine months ended September 30, 2010, we incurred a $144,412 capital lease obligation in financing activities compared to $-0- for the same period in 2009.

Given the right circumstances, we would entertain a secondary financing if it would ensure our growth could be greatly fast-tracked otherwise we will focus on building our business via revenue growth. Currently, we do not have any definitive plans for a secondary financing.

Item 3.   Controls and Procedures


As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures on September 30, 2010 are effective to ensure the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. There has been no change in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II - OTHER INFORMATION.

Item 1.Legal Proceedings.

None.

Item 2.Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.Submission of Matters to a Vote of Security Holders.

None.

Item 5.Other Information.

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



                                                          ALPHATRADE.COM




Date:    November 15, 2010                          / s / Gordon J. Muir
                                                   -----------------------------
                                                   Chief Executive Officer




Date:    November 15, 2010                          / s / Katharine Johnston
                                                   ----------------------------
                                                   Principal Accounting Officer