Form 10-K/A
period 2007-12-31
ALPHATRADE COM
filed 2011-01-18
CIK 1076462

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                (Amendment No. 4)
(Mark one)

|X|    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934

For the fiscal year ended : December 31, 2007
                            -----------------
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

This Amendment No. 4 on Form 10-K/A hereby amends the registrant's annual report on Form 10-K, which the registrant filed with the Securities and Exchange Commission initially on April 2, 2008 with Amendment No. 1 filed March 23, 2009 and Amendment No. 2 filed April 22, 2010, and Amendment 3 was filed October 26, 2010.

Except for the foregoing, this Amendment No. 4 does not amend the Annual Report in any way and does not modify or update any disclosures contained in the Annual Report, which continues to speak as of the original date of the Annual Report. Accordingly, this Amendment No. 4 should be read in conjunction with the Annual Report and our other filings made with the SEC subsequent to the Annual Report

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

As of December 31, 2007, there were outstanding 48,589,773 shares of Common
Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTE:

This Amendment No. 4 on Form 10-K/A hereby amends the registrant's annual report on Form 10-K, which the registrant filed with the Securities and Exchange Commission initially on April 2, 2008 with Amendment No. 1 filed March 23, 2009 and Amendment No. 2 filed April 22, 2010 (together the "Annual Report"), and Amendment 3 was filed October 26, 2010. This amendment is being filed in order to remove comprehensive income per share figures in the statements of operations.

Except for the foregoing, this Amendment No. 4 does not amend the Annual Report in any way and does not modify or update any disclosures contained in the Annual Report, which continues to speak as of the original date of the Annual Report. Accordingly, this Amendment No. 4 should be read in conjunction with the Annual Report and our other filings made with the SEC subsequent to the Annual Report

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

                                                     ALPHATRADE.COM


Dated:  January 13, 2011                             By: /s/ Gordon J. Muir
                                                     ------------------------
                                                     Gordon J. Muir
                                                     Chief Executive Officer,
                                                     President, Chairman and
                                                     Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature               Title                                    Date
----------------------  ---------------------------------------- --------------

/s/ Gordon J. Muir      Chief Executive Officer, President,     January 13, 2011
----------------------  Chairman, Director
Gordon J. Muir

/s/ Katharine Johnston  Vice President - Business Operations,   January 13, 2011
----------------------  Principal Financial Officer and Director
Katharine Johnston

/s/ Anthony Miller      Director                                January 13, 2011
----------------------
Anthony Miller