Form 10-Q/A
period 2008-06-30
ALPHATRADE COM
filed 2011-01-18
CIK 1076462

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 3

      [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 2008 or
                                         -------------
      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          For the transition period from         to
                                        ---------  --------

                        Commission File Number: 000-25631

This Amendment No. 3 on Form 10-Q/A hereby amends the registrant's quarterly report on Form 10-Q, which the registrant filed with the Securities and Exchange Commission initially on August 14, 2008 with Amendment No. 1 filed March 23, 2009 and Amendment No. 2 filed on April 22, 2010.



                                 AlphaTrade.com
                                 --------------
             (Exact name of registrant as specified in its charter)

                NV                                          98-0211652
   ----------------------------                       ---------------------
   (State or other jurisdiction                           (IRS Employer
         of incorporation)                            Identification Number)

930 West First Street, Ste 116, North Vancouver, BC            V7P 3N4
---------------------------------------------------     -----------------------
     (Address of principal executive offices)                 (Zip Code)

                                 (604) 986-9866
                                 --------------
               Registrant's telephone number, including area code

          -------------------------------------------------------------
          (Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer            [ ] Accelerated filer
[ ] Non-accelerated filer              [x] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [x] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 51,525,523 as of June 30, 2008.



Explanatory Note:

This Amendment No. 3 on Form 10-Q/A hereby amends the registrant's quarterly report on Form 10-Q, which the registrant filed with the Securities and Exchange Commission initially on August 14, 2008 with Amendment No. 1 filed March 23, 2009 and Amendment No. 2 filed on April 22, 2010. This amendment is being filed in order to reflect the disclosure correction of a $100,000 overstatement of general and administrative expenses pertaining to certain deferred costs in the "Explanatory Notes" and "Notes to the Financial Statements".


--------------------------------------------------------------------------------

                               Report on Form 10-Q/A
                       For the Quarter Ended June 30, 2008


                                      INDEX
                                      -----
                                                                         Page
                                                                         ----

Part  I.   Financial  Information

      Item  1. Financial  Statements  (unaudited)...........................5

               Balance  Sheets............................................5-6
               Statements  of  Operations.................................7-8
               Statement  of  Stockholders'  Equity  (Deficit)...........9-10
               Statements  of  Cash  Flows.................................11
               Notes  to  the  Financial  Statements....................12-15

      Item  2. Management's  Discussion  and  Analysis
                or  Plan  of  Operation....................................16

      Item  3. Controls  and  Procedures...................................19

Part  II.  Other  Information

      Item  1. Legal  Proceedings..........................................19

      Item  2. Changes  in  Securities.....................................20

      Item  3. Defaults  Upon  Senior  Securities..........................21

      Item  4. Submission of Matters to  a  Vote  of  Security  Holders ...21

      Item  5. Other  Information..........................................21

      Item  6. Exhibits  and  Reports  on  Form  8-K.......................21

               Signatures..................................................22

               Certifications...........................................23-29

PART  I  -  FINANCIAL  INFORMATION

                                 ALPHATRADE.COM
                                 Balance Sheets

                                     ASSETS
                                     ------
                                                      June 30,    December  31,
                                                        2008           2007
                                                   -------------- -------------
                                                     (unaudited)
CURRENT  ASSETS                                      (restated)
 Cash                                              $       3,538  $    153,760
 Accounts  receivable                                      6,061        28,047
 Marketable  securities-available  for  sale           1,896,435       658,858
 Marketable  securities-available  for  sale
   related  party                                          2,093         5,232
 Prepaid  expenses                                        18,093           750
                                                   -------------  ------------
        Total  Current
        Assets                                         1,926,220       846,647
                                                   -------------  ------------
PROPERTY  AND  EQUIPMENT,  net                            39,679        45,633
                                                   -------------  ------------
OTHER  ASSETS
 Investments,  at  cost                                  300,000       300,000
                                                   -------------  ------------
        TOTAL  ASSETS                              $   2,265,899  $  1,192,280
                                                   =============  ============


























   The accompanying notes are an integral part of these financial statements.

                                 ALPHATARADE.COM
                                 Balance Sheets

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
                                                      June 30,    December  31,
                                                        2008           2007
                                                   -------------- -------------
                                                     (unaudited)
                                                     (restated)
CURRENT  LIABILITIES
 Accounts  payable  and  accrued  expenses         $   2,005,442  $  2,404,822
 Bank  overdraft                                          22,664             -
 Related  party  payables                              2,459,357     2,190,414
 Deferred  revenues                                      367,817     1,130,178
                                                   -------------  ------------
        Total  Current  Liabilities                    4,855,280     5,725,414
                                                   -------------  ------------
TOTAL LIABILITIES                                      4,855,280     5,725,414
                                                   -------------  ------------
STOCKHOLDERS'  EQUITY  (DEFICIT)
 Preferred  shares:  $0.001  par  value,
  10,000,000  shares  authorized:  2,000,000
  Class  A  and 2,000,000  Class  B  shares
  issues  and  outstanding                                 4,000         4,000
 Common  shares:  $0.001  par  value,
  100,000,000  shares  authorized:  51,525,523
  and  48,589,773  shares  issues  and
  outstanding,respectively                                51,526        48,590
 Stock subscription payable                               45,080        28,500
 Additional  paid-in  capital                         33,481,922    32,959,057
 Accumulated  other  comprehensive  income              (620,425)     (738,404)
 Accumulated  deficit                                (35,551,484)  (36,834,877)
                                                   -------------  ------------
        Total  Stockholders'  Equity  (Deficit)       (2,589,381)   (4,533,134)
                                                   -------------  ------------
        TOTAL  LIABILITIES  AND  STOCKHOLDERS'
        EQUITY  (DEFICIT)                          $   2,265,899  $  1,192,280
                                                   =============  ============
















   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
         Statements of Operations and Other Comprehensive Income (Loss)
                                   (unaudited)
                            For the Three Months Ended For the Six Months Ended
                                     June  30,                 June 30,
                             ------------------------- -------------------------
                                 2008         2007         2008         2007
                             ------------ ------------ ------------ ------------
REVENUES                      (restated)                 (restated)
Subscription revenue         $   787,835  $   751,994  $ 1,559,763  $ 1,524,655
Advertising revenue            1,660,240      460,102    2,468,295      858,469
Other revenue                     57,743       14,509       95,144       34,688
                             -----------  -----------  -----------  -----------
   Total Revenues              2,505,818    1,226,605    4,123,202    2,417,812
                             -----------  -----------  -----------  -----------
COST OF SALES
Financial content                457,094      444,820      940,497      897,114
Other cost of sales                1,042        1,307        2,142        2,793
                             -----------  -----------  -----------  -----------
   Total Cost of Sales           458,136      446,127      942,639      899,907
                             -----------  -----------  -----------  -----------
GROSS  PROFIT                  2,047,682      780,478    3,180,563    1,517,905
                             -----------  -----------  -----------  -----------
OPERATING  EXPENSES
Management  expense              120,000      120,000      240,000      240,000
Professional  fees               229,496      604,339      667,988    1,062,164
Research  and  development       124,225      100,118      271,703      187,869
Marketing  expense               258,226      565,094      492,923    1,456,591
General and administrative        97,540      189,028      254,425      369,825
                             -----------  -----------  -----------  -----------
   Total Operating Expenses      829,487    1,578,579    1,927,039    3,316,449
                             -----------  -----------  -----------  -----------
INCOME (LOSS) FROM
OPERATIONS                     1,218,195     (798,101)   1,253,524   (1,798,544)
                             -----------  -----------  -----------  -----------
OTHER INCOME (EXPENSE)
Gain (Loss) on sale of assets    (12,194)     (48,350)     (97,932)     (48,350)
Gain on settlement of debt       307,972            -      307,972            -
  Interest  expense              (91,691)           -     (180,171)           -
                             -----------  -----------  -----------  -----------
   Total Other Income (Expense)  204,087      (48,350)      29,869      (48,350)
                             -----------  -----------  -----------  -----------
INCOME  (LOSS)  BEFORE
INCOME  TAXES                  1,422,282     (846,451)   1,283,393   (1,846,894)
INCOME  TAX  EXPENSE                   -            -            -            -
                             -----------  -----------  -----------  -----------









The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
    Statements of Operations and Other Comprehensive Income (Loss) Continued
                                   (unaudited)
                            For the Three Months Ended For the Six Months Ended
                                     June  30,                 June 30,
                             ------------------------- -------------------------
                                 2008         2007         2008         2007
                             ------------ ------------ ------------ ------------
                              (restated)                 (restated)


NET INCOME (LOSS)            $ 1,422,282  $  (846,451) $ 1,283,393  $(1,846,894)
                             ===========  ===========  ===========  ===========
OTHER COMPREHENSIVE INCOME
LOSS)                        $   346,331  $  (218,199) $   117,979  $  (227,681)
                             -----------  -----------  -----------  -----------
TOTAL COMPREHENSIVE INCOME
LOSS)                        $ 1,768,613  $(1,064,650) $ 1,401,372  $(2,074,575)
                             ===========  ===========  ===========  ===========
BASIC EARNINGS (LOSS) PER
SHARE                        $      0.03  $     (0.02) $      0.03  $     (0.04)
                             ===========  ===========  ===========  ===========
COMPREHENSIVE BASIC EARNINGS
LOSS) PER SHARE              $      0.04  $     (0.02) $      0.03  $     (0.05)
                             ===========  ===========  ===========  ===========
BASICIC WEIGHTED AVERAGE
NUMBER SHARES OUTSTANDING     50,513,858   42,716,045   50,065,120   41,986,171
                             ===========  ===========  ===========  ===========
FULLY DILUTED WEIGHTED
AVERAGE NUMBER
SHARES OUTSTANDING           118,399,208   42,716,045  117,950,470   41,986,171
                             ===========  ===========  ===========  ===========























   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                       Statements of Stockholders' Equity
                                   (restated)

                   Preferred  Stock   Common  Stock    Additional      Stock
                   ---------------- ------------------   Paid-In   Subscription
                    Shares   Amount   Shares   Amount    Capital      Payable
                   --------- ------ ---------- ------- ----------- ------------
Balance,
December 31, 2006  4,000,000 $4,000 40,425,027 $40,425 $30,853,661 $   (30,000)

Common stock issued
for cash at $0.18
per  share                 -      -  2,287,500   2,288     454,212      28,500

Common stock
issued for services
at $0.20 per share         -      -  5,877,246   5,877   1,052,066           -

Value of stock purchase
warrants granted           -      -          -       -     207,728           -

Value of stock
options issued
under the 2007 stock
option plan                -      -          -       -     131,540           -

Contributed
capital                    -      -          -       -      19,850           -

Executive
compensation
contributed
by related party           -      -          -       -     240,000           -

Amortization of
prepaid expense            -      -          -       -           -      30,000

Net income for
the year ended
December
31, 2007                   -      -          -       -           -           -
                   --------- ------ ---------- ------- ----------- -----------
Balance,
December 31, 2007  4,000,000  4,000 48,589,773  48,590  32,959,057      28,500

Common stock issued
for cash at $0.20
per share                  -      -  1,025,000   1,025     188,975      16,580

Common stock issued
for services at
$0.17 per share            -      -  1,910,750   1,911     319,657           -



  The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                  Statements of Stockholders' Equity Continued
                                   (restated)

                   Preferred  Stock   Common  Stock    Additional      Stock
                   ---------------- ------------------   Paid-In   Subscription
                    Shares   Amount   Shares   Amount    Capital      Payable
                   --------- ------ ---------- ------- ----------- ------------
Value of stock
purchase
warrants granted           -      -          -       -      14,233           -

Net income for
the six months
ended June 30,
2008                       -      -          -       -           -           -
                   --------- ------ ---------- ------- ----------- -----------
Balance, June
30, 2008           4,000,000 $4,000 51,525,523 $51,526 $33,481,922 $    45,080
(unaudited)
                   ========= ======  ========= ======= =========== ===========



































  The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                            Statements of Cash Flows
                                   (unaudited)
                                   (restated)         For the Six Months Ended
                                                               June  30,
                                                          2008          2007
                                                     ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                            $  1,283,393  $ (1,846,894)
 Adjustments to reconcile net loss to net cash used
  by operating activities:
   Depreciation  expense                             #      9,158  #      6,673
   Value of stock options and warrants granted             14,233       103,478
   Loss on sale of assets                                  97,932        48,350
   Gain on settlement of debt                            (307,972)            -
   Amortization of services prepaid by common stock             -        30,000
   Investments received as payment for accounts
     receivable                                        (1,305,809)     (305,750)
   Common stock issued for services                       321,568       308,354
Changes  in  operating  assets  and  liabilities:
   Proceeds from bank overdraft                            22,664             -
   Changes in accounts receivable                    #    (25,099) #     50,120
   Changes in prepaid expenses                            (17,343)       (6,625)
   Changes in deferred revenues                          (715,276)       60,290
   Changes in related party  payables                     268,943       680,417
   Changes in accounts payable and accrued expenses       (91,408)      852,055
                                                     ------------  ------------
     Net Cash Provided by Operating Activities           (445,016)      (19,532)
                                                     ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Sale of securities                                      91,418        57,899
   Purchase of fixed assets                                (3,204)       (9,329)
                                                     ------------  ------------
     Net Cash Used by Investing Activities                 88,214        48,570
                                                     ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Stock subscriptions payable                             16,580             -
   Common stock issued for cash                           190,000        10,000
   Contributed capital                                          -        19,850
                                                     ------------  ------------
     Net Cash Provided by Financing Activities            206,580        29,850
                                                     ------------  ------------
     NET DECREASE IN CASH                                (150,222)       58,888
     CASH AT BEGINNING OF PERIOD                          153,760       147,323
                                                     ------------  ------------
     CASH AT END OF PERIOD                           $      3,538  $    206,211
                                                     ============  ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    CASH PAID FOR:
     Interest                                        $     45,640  $          -
     Income  Taxes                                   $          -  $          -
    NON CASH FINANCING ACTIVITIES:
     Common stock issued for services
      and contributions                              $    321,568  $    308,354
     Value of stock options and warrants granted     $     14,233  $    103,478

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


NOTE 3 - RESTATED FINANCIAL STATEMENTS

         The Company has restated its financial statements as of and for the period ended June 30, 2008 to reflect 1) the reversal of $2,480,201 of advertising revenues because management concluded that the collectability of the subject fees was not reasonably assured;2) an other-than-temporary impairment of available-for-sale securities in the amount of $909,127; and 3) the correction of a $100,000 overstatement of general and administrative expenses pertaining to certain deferred costs. The following summarized financial statements compare the financial statements before and after the restatement.

   BALANCE SHEET
   -------------
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
                                                   ============= =============

                                 ALPHATRADE.COM
                        Notes to the Financial Statements

NOTE 3 - RESTATED FINANCIAL STATEMENTS (Continued)
                                                      (Original)    (Restated)
CURRENT LIABILITIES
     Accounts payable and accrued expenses         $   2,005,442 $   2,005,442
     Bank overdraft                                       22,664        22,664
     Related party payables                            2,459,357     2,459,357
     Deferred revenues                                 1,482,437       367,817
                                                   ------------- -------------
       Total Current Liabilities                       5,969,900     4,855,280
                                                   ------------- -------------
   TOTAL LIABILITIES                                   5,969,900     4,855,280
                                                   ------------- -------------
   STOCKHOLDERS' EQUITY
     Preferred shares: $0.001 par value,10,000,000
      shares authorized: 2,000,000 Class A and
      2,000,000 Class B shares issues and
      outstanding                                          4,000         4,000
     Common shares: $0.001 par value,
      100,000,000 shares authorized: 51,525,523
      shares issues and outstanding                       51,526        51,526
     Stock subscription payable                           45,080        45,080
     Additional paid-in capital                       33,241,922    33,481,922
     Accumulated other comprehensive income           (1,529,552)     (620,425)
     Accumulated deficit                             (31,036,556)  (35,551,484)
                                                   ------------- -------------
       Total Stockholders' Equity                        776,420    (2,589,381)
                                                   ------------- -------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $   6,746,320 $   2,265,899
                                                   ============= =============
     STATEMENTS OF OPERATIONS
   REVENUES
     Subscription revenue                          $   1,559,763 $   1,559,763
     Advertising revenue                               5,048,496     2,468,295
     Other revenue                                        95,144        95,144
                                                   ------------- -------------
       Total Revenues                                  6,703,403     4,123,202
                                                   ------------- -------------
   COST OF SALES
     Financial content                                   940,497       897,114
     Other cost of sales                                   2,142         2,142
                                                   ------------- -------------
       Total Cost of Sales                               942,639       942,369
                                                   ------------- -------------
       Total Operating Expenses                        2,027,039     1,927,039
                                                   ------------- -------------
   INCOME (LOSS) FROM OPERATIONS                       3,733,725     1,253,524

   OTHER INCOME (EXPENSE)
     Gain (Loss) on sale of assets                       (97,932)      (97,932)
     Gain on settlement of debt                          307,972       307,972
     Interest expense                                   (180,171)     (180,171)
                                                   ------------- -------------
       Total Other Income (Expense)                       29,869        29,869
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
                                                   ============= =============

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q/A.

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

Restated  Financial  Statements

The Company has restated its financial statements as of and for the period ended June 30, 2008 to reflect the reversal of $2,480,201 of advertising revenues not properly recognized in accordance with the Company's revenue recognition policy, and to record an other-than-temporary impairment of available-for-sale securities in the amount of $909,127. The following summarized financial statements compare the financial statements before and after the restatement.

Restated  Results  of  Operations.

THREE  MONTHS  ENDED  JUNE  30,  2008  and  2007
------------------------------------------------
During the three months ended June 30, 2008, revenue growth was driven by our increased advertising business. Revenue for 2008's second quarter was $2,505,818, which is a 104% increase over 2007's second quarter revenue of $1,226,605. The most substantial growth was advertising and within that category the largest increase was from referral and repeat business. Advertising revenues in the second quarter were $1,660,240 in 2008 and $460,102 in 2007. Our advertising model is unique in the industry because we have a high traffic website and our audience is comprised of a specific demographic. We are building a client base of companies that are seeking brand awareness in combination with building their shareholder base. Our advertising client base is increasing because we have created relationships with investor and public relations firms who refer us a lot of new business.

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

SIX  MONTHS  ENDED  JUNE  30,  2008  AND  2007
----------------------------------------------
During the six months ended June 30, 2008, revenue growth was driven by our increased advertising business. Revenue for the first half of 2008 was $4,123,202, which is a 70% increase over the revenue for the first half of 2007 of $2,417,812. The most substantial growth was advertising and within that category the largest increase was from referral and repeat business. Advertising revenues in the first half of 2008 was $2,468,295 compared to $858,469 in 2007. Our advertising model is strong and we expect this revenue stream to continue to build in the future.

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

                                       AlphaTrade.com

Date: January 13, 2011                 By:  /s/ Gordon J. Muir
                                       -----------------------------------------
                                       Gordon J. Muir
                                       CEO/Director

                                       AlphaTrade.com

Date: January 13, 2011                By:  /s/ Katharine Johnston
                                       -----------------------------------------
                                       Katharine Johnston
                                       Principal Accounting Officer

--------------------------------------------------------------------------------

                                  EXHIBIT INDEX
Exhibit
Number   Description of Exhibit
-------  ----------------------
 EX-31.1 Certifications required under Section 302 of the Sarbanes-Oxley Act EX-31.2 Certifications required under Section 302 of the Sarbanes-Oxley Act EX-32.1 Certifications required under Section 906 of the Sarbanes-Oxley Act EX-32.2 Certifications required under Section 906 of the Sarbanes-Oxley Act

--------------------------------------------------------------------------------