Form 10-Q/A
period 2008-09-30
ALPHATRADE COM
filed 2011-01-18
CIK 1076462

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 3

       [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 2008 or
                                          ------------------
       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
           For the transition period from         to
                                         ---------  ---------
This Amendment No. 3 on Form 10-Q/A hereby amends the registrant's quarterly report on Form 10-Q, which the registrant filed with the Securities and Exchange Commission initially on November 14, 2008 with Amendment No. 1 filed March 23, 2009 and Amendment No. 2 filed on April 22, 2010.

                        Commission File Number: 000-25631




                                 AlphaTrade.com
                                 --------------
             (Exact name of registrant as specified in its charter)

           NV                                             98-0211652
----------------------------                        ----------------------
(State or other jurisdiction                             (IRS Employer
     of incorporation)                              Identification Number)

930 West First Street, Ste 116, North Vancouver, BC             V7P 3N4
---------------------------------------------------     -----------------------
   (Address of principal executive offices)                    (Zip Code)

                                 (604) 986-9866
               --------------------------------------------------
               Registrant's telephone number, including area code

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


Explanatory Note:

This Amendment No. 3 on Form 10-Q/A hereby amends the registrant's quarterly report on Form 10-Q, which the registrant filed with the Securities and Exchange Commission initially on November 14, 2008 with Amendment No. 1 filed March 23, 2009 and Amendment No. 2 filed on April 22, 2010. This amendment is being filed in order to reflect the disclosure correction of a $200,000 overstatement of general and administrative expenses pertaining to certain deferred costs in the "Explanatory Notes" and "Notes to the Financial Statements".

--------------------------------------------------------------------------------

                               Report on Form 10-Q/A
                    For the Quarter Ended September 30, 2008



                                      INDEX

                                                                         Page
                                                                         ----
Part  I. Financial  Information

     Item  1. Financial  Statements  (unaudited)............................4
              Balance  Sheets.............................................4-5
              Statements  of  Operations..................................6-7
              Statement  of  Stockholders'  Equity  (Deficit)...............8
              Statements  of  Cash  Flows...................................9
              Notes  to  the  Financial  Statements.....................10-13

     Item  2. Management's  Discussion  and  Analysis
                or  Plan  of  Operation....................................14

     Item  3. Controls  and  Procedures....................................18


Part  II.  Other  Information

     Item  1. Legal  Proceedings...........................................17

     Item  2. Changes  in  Securities......................................20

     Item  3. Defaults  Upon  Senior  Securities...........................20

     Item  4. Submission of Matters to a Vote of Security Holders  ........20

     Item  5. Other  Information...........................................20

     Item  6. Exhibits  and  Reports  on  Form  8-K........................20

              Signatures...................................................21

              Certifications...............................................

PART I - FINANCIAL  INFORMATION

Item 1.  Financial Statements (unaudited)

                                 ALPHATRADE.COM
                                 Balance Sheets
                                   (restated)

                                     ASSETS
                                     ------          September 30, December  31,
                                                         2008          2007
                                                     ------------- -------------
                                                      (unaudited)
CURRENT ASSETS
 Cash                                                $        355  $    153,760
 Accounts receivable                                        2,554        28,047
 Marketable securities-available for sale               2,370,478       658,858
 Marketable securities-available for sale
  related party                                             2,093         5,232
 Prepaid expenses                                           8,900           750
                                                     ------------  ------------
       Total Current Assets                             2,384,380       846,647
                                                     ------------  ------------
PROPERTY AND EQUIPMENT, net                                50,467        45,633
                                                     ------------  ------------
OTHER  ASSETS
 Investments,  at  cost                                   300,000       300,000
                                                     ------------  ------------
       TOTAL  ASSETS                                 $  2,734,847  $  1,192,280
                                                     ============  ============


























   The accompanying notes are an integral part of these financial statements.

                                 ALPHATARADE.COM
                                 Balance Sheets
                                   (restated)

                 LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
                 ----------------------------------------------

                                                     September 30, December  31,
                                                         2008          2007
                                                     ------------- -------------
                                                      (unaudited)
CURRENT LIABILITIES
 Accounts payable and accrued expenses               $  2,091,429  $  2,404,822
 Bank overdraft                                            16,038             -
 Related party payables                                 2,626,573     2,190,414
 Deferred revenues                                        214,793     1,130,178
                                                     ------------  ------------
       Total Current Liabilities                        4,948,833     5,725,414
                                                     ------------  ------------
TOTAL LIABILITIES                                       4,948,833     5,725,414
                                                     ------------  ------------
STOCKHOLDERS'  EQUITY/(DEFICIT)
 Preferred shares: $0.001 par value, 10,000,000
  shares authorized: 2,000,000 Class A and
  2,000,000 Class B shares issues and outstanding           4,000         4,000
 Common  shares:  $0.001  par  value, 100,000,000
  shares authorized: 52,506,023 and 48,589,773
  shares  issues  and  outstanding,respectively            52,056        48,590
 Stock  subscription  payable                              45,080        28,500
 Additional  paid-in  capital                          33,705,069    32,959,057
 Accumulated  other  comprehensive  income               (919,824)     (738,404)
 Accumulated  deficit                                 (35,100,367)  (36,834,877)
                                                     ------------  ------------
       Total Stockholders' Equity/(Deficit)            (2,213,986)   (4,533,134)
                                                     ------------  ------------
       TOTAL LIABILITIES  AND  STOCKHOLDERS'
        EQUITY/(DEFICIT)                             $  2,734,847  $  1,192,280
                                                     ============  ============

















   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
         Statements of Operations and Other Comprehensive Income (Loss)
                                   (unaudited)

                                For the Three Months Ended   For the Nine Months Ended
                                      September  30,               September 30
                                --------------------------  --------------------------
                                    2008         2007           2008         2007
                                ------------ -------------  ------------ -------------
REVENUES                         (restated)                  (restated)
 Subscription revenue           $   757,287  $    773,818   $ 2,317,050  $ 2,298,473
 Advertising revenue              1,060,491       817,523     3,528,786    1,675,992
 Other revenue                       49,409        19,037       144,553       53,725
                                -----------  ------------   -----------  -----------
   Total Revenues                 1,867,187     1,610,378     5,990,389    4,028,190
                                -----------  ------------   -----------  -----------
COST OF SALES
 Financial content                  490,615       364,973     1,431,112    1,262,087
 Other cost of sales                    396         1,082         2,538        3,875
                                -----------  ------------   -----------  -----------
   Total Cost of Sales              491,011       366,055     1,433,650    1,265,962
                                -----------  ------------   -----------  -----------
GROSS PROFIT                      1,376,176     1,244,323     4,556,739    2,762,228
                                -----------  ------------   -----------  -----------
OPERATING EXPENSES
 Management expense                 120,000             -       360,000      240,000
 Professional fees                  216,500        49,609       884,488    1,111,773
 Research and development           123,841       139,971       395,544      327,840
 Marketing expense                  146,899     1,819,988       639,822    3,276,579
 General and administrative         175,398       268,242       429,825      638,067
                                -----------  ------------   -----------  -----------
   Total Operating Expenses         782,638     2,277,810     2,709,679    5,594,259
                                -----------  ------------   -----------  -----------
INCOME (LOSS) FROM OPERATIONS       593,538    (1,033,487)    1,847,060   (2,832,031)
                                -----------  ------------   -----------  -----------
OTHER INCOME (EXPENSE)
 Gain (Loss) on sale of assets      (47,215)     (114,771)     (145,147)     (48,350)
 Gain on settlement of debt               -             -       307,974            -
 Interest expense                   (95,206)            -      (275,377)           -
                                -----------  ------------   -----------  -----------
   Total Other Income (Expense)    (142,421)     (114,771)     (112,550)     (48,350)
                                -----------  ------------   -----------  -----------
NET INCOME (LOSS) BEFORE INCOME
TAXES                               451,117    (1,148,258)    1,734,510   (2,880,381)

INCOME TAX EXPENSE                        -             -                       -
                                -----------  ------------   -----------  -----------
NET INCOME (LOSS)               $   451,117  $ (1,148,258)  $ 1,734,510  $(2,880,381)
                                ===========  ============   ===========  ===========




   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
    Statements of Operations and Other Comprehensive Income (Loss) Continued
                                   (unaudited)

                                For the Three Months Ended   For the Nine Months Ended
                                      September  30,              September 30,
                                --------------------------  --------------------------
                                    2008         2007           2008         2007
                                ------------ -------------  ------------ -------------
                                 (restated)                  (restated)
OTHER COMPREHENSIVE INCOME
(LOSS)                          $  (527,751) $          -   $  (181,420) $  (342,452)
                                -----------  ------------   -----------  -----------
TOTAL COMPREHENSIVE INCOME(LOSS)$   (76,634) $ (1,148,258)  $ 1,553,090  $(3,222,833)
                                ===========  ============   ===========  ===========
BASIC EARNINGS (LOSS) PER SHARE $      0.01  $      (0.03)  $      0.03  $     (0.07)
                                ===========  ============   ===========  ===========
BASIC WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING          51,708,336    44,613,473    50,616,857   43,029,594
                                ===========  ============   ===========  ===========
FULLY DILUTED WEIGHTED AVERAGE
  NUMBER OF SHARES OUTSTANDING  118,685,186    44,613,472   117,593,707   43,029,594
                                ===========  ============   ===========  ===========































   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                  Statements of Stockholders' Equity/(Deficit)
                                   (restated)

                   Preferred  Stock   Common  Stock    Additional      Stock        Other                    Total
                   ---------------- ------------------   Paid-In   Subscription Comprehensive Accumulated Stockholders'
                    Shares   Amount   Shares   Amount    Capital      Payable       Income      Deficit      Equity
                   --------- ------ ---------- ------- ----------- ------------ ------------- ----------- -------------
Balance,
December 31, 2006  4,000,000 $4,000 40,425,027 $40,425 $30,853,661 $   (30,000)  $ (717,860) $(31,111,747)  $ (961,521)

Common stock issued
for cash at $0.18
per  share                 -      -  2,287,500   2,288     454,212      28,500            -             -      485,000

Common stock
issued for services
at $0.20 per share         -      -  5,877,246   5,877   1,052,066           -            -             -    1,057,943

Value of stock purchase
warrants granted           -      -          -       -     207,728           -            -             -      207,728

Value of stock
options issued
under the 2007 stock
option plan                -      -          -       -     131,540           -            -             -      131,540

Contributed
capital                    -      -          -       -      19,850           -            -             -       19,850

Executive
compensation
contributed
by related party           -      -          -       -     240,000           -            -             -      240,000

Amortization of
prepaid expense            -      -          -       -           -      30,000            -             -       30,000

Net income for
the year ended
December
31, 2007                   -      -          -       -           -           -      (20,544)   (5,723,130)  (5,743,674)
                   --------- ------ ---------- ------- ----------- -----------  -------------  ----------  ------------
Balance,
December 31, 2007  4,000,000  4,000 48,589,773  48,590  32,959,057      28,500     (738,404)  (36,834,877)  (4,533,134)

Common stock issued
for cash at $0.20
per share                  -      -  1,075,000   1,075     196,425      16,580            -             -      214,080

Common stock issued
for services at
$0.17 per share            -      -  2,391,250   2,391     392,210           -            -             -      394,601

Value of stock purchase
 warrants granted          -      -          -       -      14,233           -            -             -       14,233

Value of stock options
 issued under stock
 option plans              -      -          -       -     143,144           -            -             -      143,144

Net income for the nine
 months ended September
 30,  2008                 -      -          -       -           -           -     (181,420)    1,734,510    1,553,090
                   --------- ------ ---------- ------- ----------- -----------  -------------  ----------  ------------
Balance,
 September 30, 2008
 (unaudited)       4,000,000 $4,000 52,056,023 $52,056 $33,705,069 $    45,080  $  (919,824) $(35,100,367) $(2,213,986)
                   ========= ====== ========== ======= =========== ===========  =============  ==========  ============




   The accompanying notes are an integral part of these financial statements.

                                 ALPHATRADE.COM
                            Statements of Cash Flows
                                   (unaudited)
                                                      For the Nine Months Ended
                                                            September  30,
                                                     ---------------------------
                                                          2008           2007
                                                     ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES                   (restated)

 Net income (loss)                                   $  1,734,510  $ (2,880,381)
 Adjustments to reconcile net income (loss) to
  net cash used by operating activities:
    Depreciation expense                             #     13,745  #     10,010
    Value of stock options and warrants granted           157,377       103,478
    Loss on sale of assets                                145,147        48,350
    Gain on settlement of debt                           (307,972)            -
    Amortization of services prepaid by common stock            -        30,000
    Investments received as payment for accounts
     receivable                                        (2,135,263)     (862,139)
    Common stock issued for services                      394,601       693,240
 Changes in operating assets and liabilities:
    Proceeds from bank overdraft                           16,038             -
    Changes in accounts receivable                   #    (34,077) #     63,483
    Changes in prepaid expenses                            (8,150)        4,148
    Changes in deferred revenues                         (855,815)        7,050
    Changes in related party payables                     436,159     1,239,072
    Changes in accounts payable and accrued expenses       (5,421)    1,239,143
                                                     ------------  ------------
       Net Cash Used in Operating Activities             (449,121)     (304,546)
                                                     ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Sale  of  securities                                     100,215        57,899
 Purchase  of  fixed  assets                              (18,579)      (23,396)
                                                     ------------  ------------
       Net Cash Provided by Investing Activities           81,636        34,503
                                                     ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Stock subscriptions payable                            16,580             -
    Common stock issued for cash                          197,500       191,000
    Contributed capital                                         -        19,850
                                                     ------------  ------------
       Net Cash Provided by Financing Activities          214,080       210,850
                                                     ------------  ------------
    NET DECREASE IN CASH                                 (153,405)      (59,193)

    CASH AT BEGINNING OF PERIOD                           153,760       147,323
                                                     ------------  ------------
    CASH AT END OF PERIOD                            $        355  $     88,130
                                                     ============  ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  CASH PAID FOR:
    Interest                                         $     64,513  $          -
    Income  Taxes                                    $          -  $          -
  NON CASH FINANCING ACTIVITIES:
   Common stock issued for services and contributions$    394,601  $    693,240
   Value of stock options and warrants granted       $    157,377  $    103,478

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

NOTE 3 - RESTATED FINANCIAL STATEMENTS

         The Company has restated  its  financial  statements  as of and for the period  ended  September  30,  2008  to  reflect  1)  the  reversal  of
         $2,180,912 of advertising revenues not properly recognized in accordance with the Company's revenue recognition policy; 2) the recording of other-than-temporary impairment of available-for-sale securities during the 2007 fiscal year; and 3) the correction of a $200,000 overstatement of general and administrative expenses pertaining to certain deferred costs. The following summarized financial statements compare the financial statements before and after the restatement.

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
                                                     ============  ============

                                 ALPHATRADE.COM
                        Notes to the Financial Statements

NOTE 3 - RESTATED FINANCIAL STATEMENTS (Continued)

 CURRENT LIABILITIES                                  (Original)    (Restated)
     Accounts payable and accrued expenses          $   2,091,429  $  2,091,429
     Bank overdraft                                        16,038        16,038
     Related party payables                             2,626,573     2,626,573
     Deferred revenues                                  1,438,994       214,793
                                                    -------------  ------------
           Total Current Liabilities                    6,173,034     4,948,833
                                                    -------------  ------------
  TOTAL LIABILITIES                                     6,173,034     4,948,833
                                                    -------------  ------------
  STOCKHOLDERS' EQUITY/(DEFICIT)
     Preferred shares: $0.001 par value,10,000,000
      shares authorized: 2,000,000 Class A and
      2,000,000 Class B shares issues and outstanding       4,000         4,000
     Common shares: $0.001 par value, 100,000,000
      shares authorized:  52,506,023 and 48,589,773
      shares issues and outstanding, respectively          52,056        52,056
     Stock subscription payable                            45,080        45,080
     Additional paid-in capital                        33,465,069    33,705,069

     Accumulated other comprehensive income            (1,828,951)     (918,824)
     Accumulated deficit                              (30,884,728)  (35,100,367)
                                                    -------------  ------------
           Total Stockholders' Equity/(Deficit)           852,526    (2,213,986)
                                                    -------------  ------------
           TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY/(DEFICIT)           $   7,025,560  $  2,734,847
                                                    =============  ============
STATEMENT OF OPERATIONS
-----------------------
     Subscription revenue                           $   2,317,050  $  2,317,050
     Advertising revenue                                5,909,699     3,528,786
     Other revenue                                        144,553       144,553
                                                    -------------  ------------
           Total Revenues                               8,371,302     5,990,389
                                                    -------------  ------------
  COST OF SALES
     Financial content                                  1,431,112     1,431,112
     Other cost of sales                                    2,538         2,538
                                                    -------------  ------------
           Total Cost of Sales                          1,433,650     1,433,650
                                                    -------------  ------------
  GROSS PROFIT                                          6,937,652     4,556,739
                                                    -------------  ------------
  OPERATING EXPENSES
     Management expense                                   360,000       360,000
     Professional fees                                    884,488       884,488
     Research and development                             395,544       395,544
     Marketing expense                                    639,822       639,822
     General and administrative                           629,826       429,825
                                                    -------------  ------------

                                  ALPHATRADE.COM
                        Notes to the Financial Statements

NOTE 3 - RESTATED FINANCIAL STATEMENTS (Continued)

                                                        (Original)   (Restated)
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

Restated  Financial  Statements

The Company has restated its financial statements as of and for the period ended September 30, 2008 to reflect the reversal of $2,180,912 of advertising revenues not properly recognized in accordance with the Company's revenue recognition policy, and an impairment of other-than-temporary available-for-sale investment securities in the amount of $909,127. The following summarized financial statements compare the financial statements before and after the restatement.

Restated  Results  of  Operations.

THREE  MONTHS  ENDED  SEPTEMBER  30,  2008  and  2007
-----------------------------------------------------

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

We continue to focus on increasing the traffic to our stable of websites to ensure our advertising clients have a highly desirable demographic target audience. We are experiencing success with building new subscribers to our business networking site, www.zenobank.com, which was launched last quarter. The
                          ----------------
site provides a comprehensive forum for companies, businesses associated with the financial markets and investors to network using all of the modern, web-based tools available such as blogs, forums, and chat rooms. Every public company, once they sign up, will have complete and accurate financial data on their profile pages on ZenoBank - this will ensure they are compliant with all regulatory policies with respect to investor relations.

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

We continue to focus on increasing the traffic to our stable of websites to ensure our advertising clients have a highly desirable demographic target audience. We are experiencing success with building new subscribers to our business networking site, www.zenobank.com, which was launched last quarter. The
                          ----------------
site provides a comprehensive forum for companies, business associated with the financial markets and investors to network using all of the modern, web-based tools available such as blogs, forums, and chat rooms. Every public company, once they sign up, will have complete and accurate financial data on their profile pages on ZenoBank - this will ensure they are compliant with all regulatory policies with respect to investor relations.

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

                                    AlphaTrade.com
Date: January 13, 2011              By:  /s/ Gordon J. Muir
                                    --------------------------------------------
                                    Gordon J. Muir
                                    CEO/Director

                                    AlphaTrade.com
Date: January 13, 2011              By:  /s/ Katharine Johnston
                                    --------------------------------------------
                                    Katharine Johnston
                                    Principal Accounting Officer

--------------------------------------------------------------------------------

                                  EXHIBIT INDEX

Exhibit Number   Description of Exhibit
--------------   ----------------------
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