Form 10-Q/A
period 2009-06-30
ALPHATRADE COM
filed 2011-01-18
CIK 1076462

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------
                                   FORM 10-Q/A
                                 Amendment No. 2

           X      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
         -----    EXCHANGE ACT OF 1934

                  For Quarterly period Ended: June 30, 2009; or

         ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

This Amendment No. 2 on Form 10-Q/A hereby amends the registrant's quarterly report on Form 10-Q, which the registrant filed with the Securities and Exchange Commission initially on August 19, 2009 with Amendment No. 1 filed April 22, 2010.

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

      SUITE 116 - 930 West 1st Street, North Vancouver, B.C. V7P3N4 Canada
      --------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  (604)986-9866
                            -------------------------
                           (Issuer's telephone number)


        Check  whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                   ---    ---

        State the number of shares outstanding of the issuer's common equity:
$0.001 par value, as of August 13, 2009, was 54,476,023.

         Transitional Small Business Disclosure Format. Yes       No  X
                                                            ---      ---

                               Report on Form 10-Q/A
                       For the Quarter Ended June 30, 2009

Explanatory Note:

This Amendment No. 2 on Form 10-Q/A hereby amends the registrant's quarterly report on Form 10-Q, which the registrant filed with the Securities and Exchange Commission initially on August 19, 2009 with Amendment No. 1 filed April 22, 2010. This amendment is being filed in order to clarify the fair market value of shares assigned to a third party.


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



Part II. Other Information

         Item 1.      Legal Proceedings.................................... 15

         Item 2.      Changes in Securities ............................... 16

         Item 3.      Defaults Upon Senior Securities ..................... 17

         Item 4.      Submission of Matters to a Vote of Security Holders.. 17

         Item 5.      Other Information.................................... 17

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

                                 ALPHATRADE.COM
         Statements of Operations and Other Comprehensive Income (Loss)
                                   (Unaudited)


                            For the Three Months Ended For the Six Months Ended
                                      June 30,                  June 30,
                             ------------------------- -------------------------
                                 2009          2008         2009        2008
                             ------------ ------------ ------------ ------------
REVENUES
 Subscription revenue        $   609,328  $   787,835  $ 1,262,186  $ 1,559,763
 Advertising revenue             473,453    1,660,240    1,519,299    2,468,295
 Other revenue                    67,151       57,743      119,593       95,144
                             -----------  -----------  -----------  -----------
   Total Revenues              1,149,932    2,505,818    2,901,078    4,123,202
                             -----------  -----------  -----------  -----------
COST OF SALES
 Financial content               397,070      457,094      798,933      940,497
 Other cost of sales                 906        1,042        1,108        2,142
                             -----------  -----------  -----------  -----------
   Total Cost of Sales           397,976      458,136      800,041      942,639
                             -----------  -----------  -----------  -----------
GROSS PROFIT                     751,956    2,047,682    2,101,037    3,180,563
                             -----------  -----------  -----------  -----------
OPERATING EXPENSES
 Management expense              120,000      120,000      240,000      240,000
 Bad debt expense                  1,000            -    1,031,477            -
 Professional fees                85,541      229,496      175,880      667,988
 Research and development         68,795      124,225      133,844      271,703
 Marketing expense               113,251      258,226      164,209      492,923
 General and administrative      203,822       97,540      331,759      254,425
                             -----------  -----------  -----------  -----------
   Total Operating Expenses      592,409      829,487    2,077,169    1,927,039
                             -----------  -----------  -----------  -----------
INCOME (LOSS) FROM OPERATIONS    159,547    1,218,195       23,868    1,253,524
                             -----------  -----------  -----------  -----------
OTHER INCOME (EXPENSE)
 Realized gains (losses) on
   sale of marketable
   securities                   (249,305)     (12,194)    (319,830)     (97,932)
 Gain/(loss) on forgiveness
 of debt                        (240,000)     307,972     (240,000)     307,972
 Interest expense               (105,912)     (91,691)    (209,887)    (180,171)
                             -----------  -----------  -----------  -----------
    Total Other Income
    (Expense)                   (595,217)     204,087     (769,717)      29,869
                             -----------  -----------  -----------  -----------
NET INCOME (LOSS) BEFORE
INCOME TAXES                    (435,670)   1,422,282     (745,849)   1,283,393

INCOME TAX EXPENSE                     -            -            -            -
                             -----------  -----------  -----------  -----------
NET INCOME (LOSS)            $  (435,670) $ 1,422,282  $  (745,849) $ 1,283,393
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
                             ===========  ===========  ===========  ===========



























   The accompanying notes are a integral part of these financials statements.
                                        6

                                 ALPHATRADE.COM
                  Statements of Stockholders' Equity (Deficit)

                   Preferred  Stock   Common  Stock    Additional      Stock        Other                    Total
                   ---------------- ------------------   Paid-In   Subscription Comprehensive Accumulated Stockholders'
                    Shares   Amount   Shares   Amount    Capital      Payable       Income      Deficit      Equity
                   --------- ------ ---------- ------- ----------- ------------ ------------- ----------- -------------
Balance,
December
31, 2008           4,000,000  4,000 54,076,023  54,076  33,921,184     45,080       (40,543)  (36,793,464)  (2,809,667)

Common
stock
issued for
services
at $0.02
per share
(unaudited)                -      -    400,000     400       7,600          -             -             -        8,000

Net income
for the six
months
ended June
30, 2009
(Unaudited)                -      -          -       -           -          -    (1,264,751)     (745,849)  (2,010,600)
                   --------- ------ ---------- ------- ----------- ------------ ------------- ----------- -------------
Balance,
June 30,
2009
(Unaudited)        4,000,000 $4,000 54,476,023 $54,476 $33,928,784 $   45,080   $(1,305,294) $(37,539,313) $(4,812,267)
                   ========= ====== ========== ======= =========== ============ ============= =========== =============











The accompanying notes are a integral part of these financials statements.
                                        7

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

NOTE 6 - LAWSUITS SETTLEMENTS

Professional Bull Riders, Inc. v. AlphaTrade.com,
-------------------------------------------------
United States District Court, District of Colorado, Case No. 08-cv-01017 (MSK)

On May 21, 2009, the Company entered into a Release and Settlement Agreement with PBR (the "PBR Settlement Agreement"), pursuant to which the Company and PBR agreed to settle all disputes and claims arising from and relating to the Company's sponsorship agreement with the PBR. Pursuant to the PBR Settlement Agreement, the Company agreed to transfer an aggregate of 300,000 shares of common stock of two unrelated entities held for investment purposes by the Company. Of these shares, 250,000 relate to Clean Coal Technology, Inc. (CCTC), and the remaining 50,000 shares relate to HSTC Global, Inc. (HSTC). The transferred shares were valued at their respective market closing prices on May 21, 2009, the date the Settlement Agreement was consummated. The CCTC shares were valued at $1.77 per share ($442,500 total), while the HSTC shares were valued at $1.15 per share ($57,500 total) The aggregate value of the shares transferred was $500,000. In addition, the Company agreed to make payments to PBR, for each of its 2009, 2010 and 2011 fiscal years, equal to the lesser of $100,000 or 30% of the Company's net profit for each fiscal year. The Company transferred the 300,000 shares to the unrelated entities on May 29, 2009.

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

The Company recognized Other Expenses totaling $595,170 and $846,349 for the three and six months ended June 30, 2009, respectively, compared to Other Income of $204,087 and $29,869 during the comparable periods of 2008. The current period's Other Expenses includes a $240,000 loss on forgiveness of debt, pertaining to the Company's forgiveness of a receivable in the amount of $240,000 during the period.

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

Item 3.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective to cause the information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II - OTHER INFORMATION.

Item 1. Legal Proceedings.

Professional Bull Riders, Inc. v. AlphaTrade.com,
United States District Court, District of Colorado, Case No. 08-cv-01017 (MSK)

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



                                 ALPHATRADE.COM


Date:    January 13, 2011                         / s / Gordon J. Muir
                                                  ----------------------------
                                                  Gordon J. Muir, CEO/Director



Date:    January 13, 2011                         / s / Katharine Johnston
                                                  ----------------------------
                                                  Principal Financial Officer