Form 10-Q/A
period 2010-06-30
ALPHATRADE COM
filed 2011-01-18
CIK 1076462

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-Q/A
                                 Amendment No. 1

           X      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
         -----    EXCHANGE ACT OF 1934

                  For Quarterly period Ended: June 30, 2010; or

         ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

This Amendment No. 1 on Form 10-Q/A hereby amends the registrant's quarterly report on Form 10-Q, which the registrant filed with the Securities and Exchange Commission initially on August 10, 2010.

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

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.    Yes X    No
                                                                     ---     ---

        State the number of shares outstanding of the issuer's common equity:
$0.001 par value, as of July 31, 2010, is 4,053,756,023.

         Transitional Small Business Disclosure Format.           Yes      No X
                                                                     ---     ---
                                        1

                               Report on Form 10-Q/A
                       For the Quarter Ended June 30, 2010

Explanatory Note:

This Amendment No. 1 on Form 10-Q/A hereby amends the registrant's quarterly report on Form 10-Q, which the registrant filed with the Securities and Exchange Commission initially on August 10, 2010. This amendment is being filed in order to clarify the Company's accounting for its settlement of a $3.2 million death benefit payable to its former CEO, and to correct an error relating to management's assessment of the Company's internal controls over financial reporting.




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

                      Certifications

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

NOTE 10 - SUBSEQUENT EVENTS

On July 6, 2010, the Company negotiated and issued 4,000,000,000 shars of its common stock in order to satisfy a related party debt in the amount of $3,200,000, pertaining to a death benefit payable to the estate of the Company's former chief executive officer. The death benefit amount of $3,200,000 was negotiated by the Company and the former officer, prior to her death. The issued shares were valued at $0.0034 per share ($13,600,000 in the aggregate), the market rate on the date of issuance. This transaction resulted in the Company experiencing a loss on extinguishment of debt in the amount of $10,400,000.

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

Item 3.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures on June 30, 2010 are not effective to ensure the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. There has been no change in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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



                                                    ALPHATRADE.COM




Date:    January 13, 2011                         / s / Gordon J. Muir
                                                  ----------------------------
                                                  Chief Executive Officer




Date:    January 13, 2011                         / s / Katharine Johnston
                                                  ----------------------------
                                                  Principal Accounting Officer